Form 10-Q
period 1996-03-31
SBS TECHNOLOGIES INC
filed 1996-05-10
CIK 880208

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -------   Exchange Act of 1934 for the quarterly period ended MARCH 31, 1996 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
- -------   Exchange Act of 1934


                         COMMISSION FILE NUMBER 1-10981




                             SBS TECHNOLOGIES, INC.
                         Formerly, SBS Engineering, Inc.


            New Mexico                                   85-0359415
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)


                             2400 Louisiana Blvd. NE
                            AFC Building 5, Suite 600
                         Albuquerque, New Mexico  87110
                                 (505)  875-0600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.

                            YES  X           NO
                               -----           ------

  As of March 31, 1996, the Registrant had 3,062,773 shares of its common stock outstanding.

                             SBS TECHNOLOGIES, INC.
                                      INDEX



PART I -  FINANCIAL INFORMATION

     Item 1 - Condensed Financial Statements

              Consolidated Balance Sheets at March 31, 1996
                 and June 30, 1995

              Consolidated Statements of Operations, Nine and Three Months
                 Ended March 31, 1996 and 1995

              Consolidated Statements of Cash Flows, Nine Months
                 Ended March 31, 1996 and 1995

              Notes to Condensed Consolidated Financial Statements
                 as of March 31, 1996

     Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

PART II - OTHER INFORMATION

SIGNATURES

EXHIBIT INDEX

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              Assets                           March 31, 1996    June 30, 1995
             --------                          --------------    -------------
Current assets:
   Cash                                        $      156,102          883,804
   Accounts receivable                              4,486,338        3,269,091
   Contract receivables (note 2)                      938,999        3,882,472
   Inventories (note 3)                             4,983,703        3,903,957
   Deferred income tax                                360,000          360,000
   Other current assets                               424,045          614,732
                                               --------------    -------------
         Total current assets                      11,349,187       12,914,056
                                               --------------    -------------

Property and equipment, at cost                     2,178,430        1,728,764
   Less accumulated depreciation                      960,545          784,673
                                               --------------    -------------
         Net property and equipment                 1,217,885          944,091
                                               --------------    -------------

Intangible assets, net                              5,642,150        6,076,894

Other assets                                           35,110           49,881
                                               --------------    -------------

         Total assets                          $   18,244,332       19,984,922
                                               ==============    =============

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Current portion of long-term debt           $    1,722,219        1,751,392
   Notes payable to bank                            2,387,537        2,959,920
   Accounts payable and accrued expenses            1,493,231        2,204,265
   Accrued salaries                                 1,000,699          594,518
   Accrued compensated absences                       314,091          282,072
   Accrued software license fees                         -             313,000
   Income taxes                                       239,892          350,913
   Other current liabilities                          376,322          353,877
   Reserve for discontinued operations                   -             784,068
                                               --------------    -------------
        Total current liabilities                   7,533,991        9,594,025

Long-term debt, excluding current installments      2,418,341        5,341,649
                                               --------------    -------------
        Total liabilities                           9,952,332       14,935,674
                                               --------------    -------------

Stockholders' equity:
    Common stock, no par value; 30,000,000
      shares authorized, 3,062,773 issued and
      outstanding at March 31, 1996;
      2,893,654 issued and outstanding
      at June 30, 1995                              4,152,933        3,375,021
    Common stock warrants                              75,000           75,000
    Retained earnings                               4,064,067        1,599,227
                                               --------------    -------------
        Total stockholders' equity                  8,292,000        5,049,248
                                               --------------    -------------

        Total liabilities and
          stockholders' equity                 $   18,244,332       19,984,922
                                               ==============    =============

           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine Months Ended March 31           Three Months Ended March 31
                                              --------------------------------     ---------------------------------
                                                       1996             1995                1996            1995
                                                      ------           ------              ------          ------
Sales                                             $ 22,913,386       11,319,926          7,895,826       3,249,826

Cost of sales                                       11,801,933        5,158,036          4,026,690       1,752,009
                                                  ------------     ------------       ------------    ------------
     Gross profit                                   11,111,453        6,161,890          3,869,136       1,497,817

Selling, general and administrative expense          5,654,049        2,845,157          1,920,724         890,266

Amortization of intangible assets                      669,149          300,840            222,305         100,280
                                                  ------------     ------------       ------------    ------------
     Operating income from continuing
       operations                                    4,788,255        3,015,893          1,726,107         507,271
                                                  ------------     ------------       ------------    ------------

Interest income                                          1,772            1,582                396             470

Interest expense                                      (681,187)         (24,585)          (200,264)        (13,006)
                                                  ------------     ------------       ------------     -----------
                                                      (679,415)         (23,003)          (199,868)        (12,536)
                                                  ------------     ------------       ------------     -----------

Income from continuing operations before
  income taxes                                       4,108,840        2,992,890          1,526,239         494,735

Income taxes                                         1,644,000        1,268,000            560,000         212,000
                                                  ------------      -----------        -----------     -----------
     Income from continuing operations               2,464,840        1,724,890            966,239         282,735
                                                  ------------      -----------        -----------     -----------

Discontinued operations (net of tax)                      -          (2,919,849)              -         (2,075,374)
                                                  ------------      -----------        -----------     -----------

Net income (loss)                                 $  2,464,840       (1,194,959)           966,239      (1,792,639)
                                                  ============      ===========        ===========     ===========

Income (loss) per common and
  common equivalent share:
     Continuing operations                        $    0.70             0.59               0.26            0.10
     Discontinued operations                            -              (1.00)               -             (0.71)
                                                     ------           ------             ------          ------

Net income (loss) per common and
  common equivalent share                         $    0.70            (0.41)              0.26           (0.61)
                                                     ======           ======             ======           ======

           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Nine Months Ended March 31
                                                ------------------------------
                                                    1996              1995
                                                ------------      ------------
Cash flows from operating activities:
  Cash received from customers                  $ 24,639,612       18,788,830
  Cash paid to suppliers and employees           (19,466,188)     (17,705,902)
  Interest paid                                     (689,632)        (245,850)
  Income taxes paid                               (1,755,021)        (700,000)
  Interest received                                    1,772            1,582
                                                ------------      ------------

    Net cash provided by operating activities      2,730,543          138,660
                                                ------------      ------------

Cash flow from investing activities:
  Acquisition of property and equipment             (538,734)        (532,841)
  Business acquisition (note 5)                     (172,559)            -
                                                ------------      ------------

    Net cash used by investing activities           (711,293)        (532,841)
                                                ------------      ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options            777,912           18,020
  Proceeds from notes payable to bank              3,995,000        5,090,515
  Payments on notes payable to bank               (4,567,383)      (4,440,515)
  Payments on liability to stockholder               (75,000)         (91,667)
  Payments on long-term borrowings                (2,877,481)         (35,187)
                                                ------------      ------------

    Net cash provided (used) by
           financing activities                   (2,746,952)         541,666
                                                ------------      ------------

Net increase (decrease) in cash                     (727,702)         146,985

Cash at beginning of period                          883,804           83,326
                                                ------------      ------------

Cash at end of period                           $    156,102          230,311
                                                ============      ============

           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                  Nine Months Ended March 31
                                                ------------------------------
                                                    1996              1995
                                                ------------      ------------
Reconciliation of net income to net cash
  provided by operating activities:

  Net income (loss)                             $  2,464,840       (1,194,959)
                                                ------------      ------------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                     203,094          186,307
    Amortization of intangible assets                669,149          513,054
    Losses on discontinued operations                   -           2,250,000

  Changes in assets and liabilities:
    Accounts receivable                           (1,217,247)        (349,851)
    Contract receivables                           2,943,473        1,003,348
    Inventories                                   (1,079,746)        (965,320)
    Other assets                                     205,458         (149,352)
    Accounts payable                                (711,034)         430,303
    Accrued salaries                                 406,181         (266,410)
    Accrued compensated absences                      32,019          (53,852)
    Accrued software license fees                   (313,000)          15,000
    Income tax liability                            (111,021)      (1,381,908)
    Other liabilities                               (761,623)         102,300
                                                ------------      ------------
      Net adjustments                                265,703        1,333,619
                                                ------------      ------------

      Net cash provided by operating activities $  2,730,543          138,660
                                                ============      ============

           See accompanying notes to consolidated financial statements

                             SBS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1) The accounting policies as set forth in SBS Technologies, Inc.'s Annual Report on Form 10-K dated September 27, 1995 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results for such interim period. Results for an interim period are not necessarily indicative of results for a full year.


2)   Contract receivables consisted of the following:

                                               March 31, 1996    June 30, 1995
                                               --------------    -------------
     Amount billed                             $      581,102    $   2,216,673
     Recoverable costs and accrued profit on
          progress completed - not billed             357,897        1,665,799
                                               --------------    -------------
                                               $      938,999    $   3,882,472
                                               ==============    =============

     Recoverable costs and accrued profit not billed are comprised principally of amounts of sales recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date, because contract specified milestones had not yet been reached or because progress billings are restricted by the contract to a percentage of costs incurred.


3) Inventories relate primarily to circuit board manufacturing and consisted of the following:

                                               March 31, 1996    June 30, 1995
                                               --------------    -------------
     Raw materials                             $    2,088,204    $   1,724,307
     Work in process                                1,615,963          757,682
     Finished goods                                 1,279,536        1,421,968
                                               --------------    -------------
                                               $    4,983,703    $   3,903,957
                                               ==============    =============

4) On April 28, 1995, the Company acquired GreenSpring Computers, Inc. (GreenSpring), a corporation based in California, for $7,325,000. GreenSpring is engaged in the design, development, marketing and manufacturing of industrial circuit boards and computers. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over 10 years.

     Had the acquisition taken place on July 1, 1994, sales for the nine and three month periods ended March 31, 1995, would have been approximately $17,648,000 and $6,002,000, respectively, and net income and net income per common and common equivalent share for the same periods would have been approximately $(526,000) and $(1,382,000) and $(.18) and $(.47),
     respectively.

5) On January 10, 1996, the Company's wholly owned subsidiary GreenSpring Computers, Inc. completed an asset purchase of the IndustryPack -Registered Trademark- compatible product line from Wavetron Microsystems, Inc. The purchase price, including capitalizable expenses, was $236,626. In conjunction with the acquisition, goodwill of $172,559 was recorded and is being amortized over five years. The reported net income and net income per common and common equivalent shares for the reported periods would not have been materially different from that reported had the acquisition taken place at the beginning of the respective fiscal year.

                             SBS TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ----------------------

Sales from continuing operations of SBS Technologies, Inc. (the Company) for the nine month period ended March 31, 1996 increased $11,593,460 or 102.4% to $22,913,386 compared with the equivalent period of the prior year. Sales for the three month period ended March 31, 1996 increased $4,646,000 or 143.0% to $7,895,826 compared to the equivalent period of the prior year. The increase for the nine and three month periods was primarily attributable to the additional sales contributed by GreenSpring Computers, Inc. (GreenSpring) which was acquired in April 1995 plus additional sales contributed by the GreenSpring acquisition of the IndustryPack -Registered Trademark- compatible product line from Wavetron Microsystems, Inc. in January 1996, as well as increases in market share from the Company's avionics, telemetry and other high-end computer system and subsystem products. On April 26, 1995, the Company sold its flight and radar simulation business to Camber Corporation. This business is being reported as discontinued operations. During the nine and three month periods ended March 31, 1996, prices for the Company's products remained firm due to continued strong customer satisfaction with the value of the Company's products and aftermarket support. Operating income from continuing operations for the nine month period ended March 31, 1996 increased $1,772,362 or 58.8% to $4,788,255 compared to the equivalent period of the prior year. Operating income from continuing operations for the three month period ended March 31, 1996 increased $1,218,836 or 240.3% to $1,726,107 compared to the equivalent period of the prior year. Net income from continuing and discontinued operations for the nine month period ended March 31, 1996 increased $3,659,799 or 306.3% to $2,464,840 compared to a loss of ($1,194,959) for the equivalent period of the prior year. Net income from continuing and discontinued operations for the three month period ended March 31, 1996 increased $2,758,878 or 153.9% to $966,239 compared to a loss of ($1,792,639) for the equivalent period of the prior year. The increase in net income for the nine and three month periods is a result of the additional net income being contributed by GreenSpring and the IndustryPack -Registered Trademark- compatible product line, increases in net income from the Company's avionics, telemetry and other high-end computer systems and subsystems, as well as the effect of exiting the flight and radar simulation business in April 1995. During the three month period ended March 31, 1995, the company recorded a charge against earnings of $2,250,000 to exit the flight and radar simulation business. In addition, net income for the nine and three month periods ended March 31, 1996 includes the favorable effect of a reduction to the company's estimated effective tax rate due to finalizing tax planning strategies. Net income per common and common equivalent share from continuing and discontinued operations for the nine month period ended March 31, 1996 increased $1.11 per share or 270.7% to $.70 per share from a loss of ($0.41) and for the three month period ended March 31, 1996 increased $.87 or 142.6% to $.26 per share from a loss of ($0.61). Income per common and common equivalent share from continuing operations for the nine month period ended March 31, 1996 increased $.11 or 18.6% to $.70 per share and for the three month period ended March 31, 1996 increased $.16 or 160.0% to $.26 per share compared to the equivalent periods of the prior year. Net income per common and common equivalent share for the nine and three month period ended March 31, 1996 was calculated using the 20% modified treasury stock method.
Cost of sales for the nine and three month periods ended March 31, 1996 increased $6,643,897 or 128.8% to $11,801,933 and $2,274,681 or 129.8% to
$4,026,690, respectively, compared to the equivalent period of the prior year. This is a result of the increase in sales due to the acquisition of GreenSpring and the IndustryPack -Registered Trademark- compatible product line and increases from the Company's avionics, telemetry and other products. Gross profit for the nine and three month periods ended March 31, 1996 increased $4,949,563 or 80.3% to $11,111,453 and $2,371,319 or 158.3% to $3,869,136,
respectively, compared to the equivalent periods of the prior year. Gross profit as a percentage of total sales for the nine month period ended March 31, 1996 declined 5.9% compared to the equivalent period of the prior year. This decrease was primarily a result of consolidating GreenSpring income which traditionally realizes a lower gross profit margin than the Company's avionics, telemetry and other high-end computer system and subsystem products. Gross profit as a percentage of total sales for the three month period ended March 31, 1996 increased 2.9% compared to the equivalent period of the prior year. This margin increase is a result of consistent favorable pricing and reductions in material and direct overhead costs. Selling, general and administration expense for the nine and three month periods ended March 31, 1996 increased $2,808,892 or 98.7% to $5,654,049 and $1,030,458 or 115.7% to $1,920,724, respectively, compared to the equivalent periods of the prior year. These increases are due to the addition of GreenSpring as well as additions made to the Company's marketing and administrative areas, structuring the Company for continued growth. Amortization of intangible assets for the nine and three month periods ended March 31, 1996 increased $368,309 or 122.4% to $669,149 and $122,025 or
121.7% to $222,305, respectively, compared to the equivalent periods of the prior year. This increase was a result of goodwill amortization associated with the acquisition of GreenSpring and the acquisition of the IndustryPack - Registered Trademark- compatible product line from Wavetron Microsystems, Inc. Interest expense for the nine month period ended March 31, 1996 increased $656,602 to $681,187 from $24,585 for the equivalent period of the prior year and increased for the three month period ended March 31, 1996 $187,258 to $200,264 from $13,006 for the equivalent period of the prior year. This increase in interest expense is a result of the debt incurred to acquire GreenSpring and the financing of increased working capital due to the higher level of business activity.

On January 10, 1996, the Company's wholly owned subsidiary GreenSpring Computers, Inc. completed an asset purchase of the IndustryPack -Registered Trademark- compatible product line from Wavetron Microsystems, Inc. The purchase price, including capitalizable expenses, was $236,626. In conjunction with the acquisition, goodwill of $172,559 was recorded and is being amortized over five years. The reported net income for the reported periods would not have been materially different from that reported had the acquisition taken place at the beginning of the respective fiscal year.

On April 28, 1995, the Company acquired GreenSpring Computers, Inc. a corporation based in California, for $7,325,000. GreenSpring is engaged in the design, development, marketing and manufacturing of computer input/output products for the commercial/industrial market. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over ten years. Had the acquisition taken place on July 1, 1994, sales for the nine and three month periods ended March 31, 1995 would have been approximately $17,648,000 and $6,002,000, respectively, and net income and net income per common and common equivalent share for the nine month period ended March 31, 1995 would have been approximately ($526,000) and ($.18), respectively, and for the three month period ended March 31, 1995, would have been approximately ($1,382,000) and ($.47), respectively.

On April 26, 1995 the Company sold its flight and radar simulation business for $400,300 to Camber Corporation. The disposition of the flight and radar simulation business has been accounted for as a discontinued operation and prior years consolidated statements of operations have been restated accordingly. Sales from discontinued operations for the nine and three month periods ended March 31, 1995, were approximately $6,815,000 and $1,825,000, respectively.


Liquidity and Capital Resources
- --------------------------------

Cash totaled $156,102 at March 31, 1996, a decrease of $727,702 from June 30, 1995, representing normal fluctuations in cash flow. Net cash provided by operating activities for the nine month period ended March 31, 1996 was $2,730,543, primarily due to the collection of contract receivables of $2,943,473, the majority of which are from the Company's discontinued flight and radar simulation business and were retained by the Company when it exited this business in April 1995. Increases in sales volume and demand for semiconductor parts during the nine month period ended March 31, 1996 have caused the Company to increase accounts receivable and inventory over this period. In addition liabilities increased in line with the current level of business activity. Net cash used by investing activities for the nine month period ended March 31, 1996 of $711,293 was primarily for the purchase of software and equipment totaling $538,734 and $172,599 for the purchase of the IndustryPack -Registered Trademark
- -compatible product line from Wavetron Microsystems, Inc. The Company utilized $2,746,952 primarily to pay down short and long term bank debt. In April 1995, the Company entered into a bank financing agreement for a $7,000,000 term loan with an interest rate at prime plus 1.5% due in monthly installments of $116,667 plus interest and a $4,000,000 line of credit, which matured on April 26, 1996, with an interest rate at prime plus 1.0%, interest payable monthly. The bank's prime lending rate at March 31, 1996 was 8.25%. On April 26, 1996, after the close of the quarter covered by this report, the financing agreement was amended to provide the Company with a $6,750,000 term loan and a $2,500,000 revolving line of credit which Management believes is sufficient. The term loan is a three year note with a five year amortization maturing on October 30, 1999 and refinanced a majority the Company's outstanding debt. The revolving line of credit matures on October 30, 1997. The interest rate of the term loan is prime plus .25% or LIBOR plus 2.50% in 30, 60, or 90 day options. The interest rate of the revolving line of credit is prime or LIBOR plus 2.25% in 30, 60, or 90 day options. The amended financing agreement provides for a security interest by the bank in the Company's receivables, inventories and equipment and imposes certain performance ratios on the Company. These ratios include a current maturities ratio which requires that the Company's net earnings plus depreciation and amortization expense for the preceding four quarters from time of measurement compared to the Company's current portion of its long term debt will not be less than a ratio of 2.00 to 1.00, a senior funded debt to EBITDA ratio which requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.50 to 1.00 when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from time of measurement, and a fixed charge coverage ratio requiring that the Company's income before tax plus interest expense plus operating lease expense for the preceding four quarters from the time of measurement will not be less than a ratio of 2.00 to 1.00 when compared to the Company's interest expense plus operating lease expense for the same preceding four quarters. The Company is prohibited from disposing of or acquiring certain assets and businesses without the consent of the lender. At March 31, 1996 the Company was in compliance with all covenants of the existing financing agreement and the amended financing agreement.

The outstanding balance at March 31, 1996 was $2,980,021 on the term loan and $2,387,537 on the line of credit. In addition to the bank financing agreement, the Company had additional long term borrowings at March 31, 1996 of $1,160,539, consisting of interest bearing and non-interest bearing notes. The amended financing agreement refinanced $1,000,000 of this debt. As of March 31, 1996, the Company was in compliance with the terms of these notes. Management believes that its financial resources, including its internally generated funds and available bank borrowings, will be sufficient to finance the Company's current operations for the next twelve months.

                           PART II - OTHER INFORMATION
                          -----------------------------

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults by the Company upon its Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

               10.v 1996 Employee Stock Purchase Plan, adopted January 21, 1996 subject to shareholder approval.

               11.     Statement re computation of per-share income

               27.     Financial data schedule

          (b)  Reports on Form 8-K.

               The Company filed a Form 8-K on January 30, 1996 reporting an asset purchase of the IndustryPack -Registered Trademark-compatible product line of Wavetron Microsystems, Inc., Redwood City, California.

               The Company filed a Form 8-KA2 on February 26, 1996 which included revised pro-forma financial statements for the acquisition of GreenSpring Computers, Inc.



                                   SIGNATURES
                                   -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SBS TECHNOLOGIES, INC.



Date:  May 10, 1996                      /s Christopher J. Amenson
                                         President




Date:  May 10, 1996                      /s James E. Dixon, Jr.
                                         Chief Financial Officer

                             SBS TECHNOLOGIES, INC.
                                  EXHIBIT INDEX


Exhibit Number         Description                 Method of Filing
- -------------- -----------------------------       -----------------------
03.i(1)        Articles of Incorporation,
               as amended.                         - -

03.ii(1)       Bylaws, as amended.                 - -

10.            1996 Employee Stock Purchase Plan,
               adopted January 21, 1996, subject
               to shareholder approval             Filed herewith electronically

11.            Statement Re Computation of
               Per-Share Income                    Filed herewith electronically

27.            Financial Data Schedules            Filed herewith electronically



(1) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 1995.