Form 10-K
period 1996-06-30
SBS TECHNOLOGIES INC
filed 1996-09-27
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K


 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934 for the fiscal year ended June 30, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER 1-10981




                             SBS TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)


          New Mexico                                   85-0359415
     (State or other jurisdiction of              (IRS Employer Identification
     incorporation or organization)                Number)



                             2400 Louisiana Blvd. NE
                            AFC Building 5, Suite 600
                         Albuquerque, New Mexico  87110
                                 (505)  875-0600


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of each exchange
          Title of each class                          on which registered
          -------------------                          -------------------
     Common Stock, no par value                   NASD National Market System

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X          No
                        ---       ---




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.     (   )




The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 1, 1996 as reported on NASDAQ was approximately $29,612,369. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.




As of September 1, 1996, Registrant had 3,386,133 shares of Common Stock outstanding.




                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Part III of this Form 10-K Report: (1) Definitive Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders to be held November 12, 1996.

                                     PART I

ITEM 1.   BUSINESS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.


INTRODUCTION

Fiscal 1996 was a year of excellent progress for the Company.  During fiscal
1996:

     - Sales increased by 93.2% from $16.2 million in fiscal 1995 to $31.3 million.
     - Income from continuing operations increased 94.1% from $1.8 million in fiscal 1995 to $3.6 million.
     - Income per common and common equivalent share from continuing operations increased 49.2% from $0.65 to $0.97.
     - The Company reduced its indebtedness, primarily incurred in connection with the April 1995 acquisition of GreenSpring Computers, Inc., by approximately $3.4 million.
     - The Company's debt to equity ratio improved from 2.9 to 1 at the start of the year to 1 to 1 by year end.
     - Return on equity from continuing operations improved from 34% in fiscal 1995 to 47%.

During fiscal 1996, the Company made significant investments targeted toward developing more solutions for its customers, and providing them the support they want and have come to expect. This investment included increasing research and development spending by 69% so that the Company could continue to offer current technology in its product offerings to its growing base of customers, and to expand the Company's product offerings to provide more solutions for customer needs. During 1996, the Company also introduced more than 20 new products, such as our Com360 IndustryPacks-Registered Trademark- for the telecommunications industry, our ABI V6 avionics interface board to help the developers of avionics for military aircraft and the Space Station and our 4400VF 10 telemetry card to receive high data rate satellite transmissions.

We also increased selling, general and administrative expense by 62% in order to put in place an organization capable of handling the current level of business activity without decline in the Company's commitment to serving its customers needs. Much of this increase resulted from the addition of 18 new employees.

The Company designs, manufactures and sells board level products for the standard bus (VME, ISA, PCI, Multibus, etc.) embedded industrial computer industry. The Company's product lines include a series of general purpose input/output boards known as IndustryPacks-Registered Trademark- designed in accordance with an ANSI standard and several high end, special purpose input/output devices that serve the avionics and telemetry markets.

SBS' PRODUCTS

The Company's current product line is a result of the application of its combined strategy of internal growth and acquisition. It entered the standard-bus embedded computer market with the internal development of an application-specific product line, its avionics interface products. These products are used in military and space applications, are in relatively small, protected market niches and require very high levels of hardware and software performance. The Company's expansion continued with its acquisition of a line of telemetry interface products, which are also application-specific and are in a high technology, high performance market niche. The acquisition of GreenSpring Computers, Inc. in April 1995 moved the Company into the main stream of the embedded computer market with general purpose input/output and processor products that can be used over a very wide range of applications. The wide applicability of these product lines provides substantial opportunity for growth. The growing technology base associated with each of these product lines also supports synergy between product lines in developing new products and upgrading existing products. The Company's product lines are divided into two groups, including general purpose I/O products and special purpose interface equipment, including telemetry and avionics interface products.

     GENERALIZED I/O PRODUCTS: In April 1995, the Company purchased GreenSpring Computers, Inc., the leading developer and producer of input/output modules known as IndustryPacks-Registered Trademark- ("IP"s), a registered trademark of GreenSpring. IPs are small mezzanine boards that plug into an embedded computer card and provide specific types of input/output for embedded computer systems. GreenSpring originally developed the IP in conjunction with Motorola as a modular input/output solution for Motorola's VME-162 processor board, which has become the most popular processor board in the VME market. Up to four IPs can be installed on a VME-162 product to provide whatever type of I/O a system designer requires. In conjunction with a VME-162 or some other processor board, IP products provide an industrial computer with an interface to sense, interpret and/or control an external process. The Company has continued to expand its market opportunity for IP products by introducing a line of carrier cards for VME systems that can accommodate up to four IPs. This allows system designers to use IPs even if they do not use Motorola VME-162 products. GreenSpring's product line of over ninety input/output products services a very wide range of applications in the embedded computer market. In fiscal years 1996, 1995 and 1994, sales of this product comprised approximately 35%, 9% and 0%, respectively, of the Company's total sales. As of September 1, 1996 and 1995, backlog orders were $2.5 million and $2.8 million, respectively. All backlog orders are expected to be filled in the current fiscal year.

SPECIAL PURPOSE INPUT/OUTPUT INTERFACE EQUIPMENT

     TELEMETRY PRODUCTS: In August 1992, the Company purchased Berg Systems International, Inc. ("BSI"), a leading supplier of telemetry interface equipment for the embedded computer market. BSI was the developer of the concept of using a special purpose, embedded computer interface boards for telemetry ground station applications. Telemetry is the process used in sending and receiving digital data via radio waves. Historically it has been used to transmit data from some object under test, such as an aircraft, to a receiving station while the test is underway. This allows engineers to monitor test performance in real time while the test is being performed. Use of this technology has expanded to include continuous monitoring of remote sites and transmission of digital data from satellites to the earth. The Company's telemetry interface products, when installed in industrial computers, allow computers to receive, interpret and process telemetry data. Since its acquisition, BSI has seen a steady increase in demand for its telemetry interface equipment and has expanded its product offerings to include specialized equipment designed to receive and process satellite data. The Company's telemetry products serve a high technology, niche market and include a significant software component. In fiscal years 1996, 1995 and 1994, sales of this product comprised approximately 21%, 34% and 44%, respectively, of the Company's total sales. As of September 1, 1996 and 1995, backlog orders were $.7 million and $.9 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

     AVIONICS INTERFACE PRODUCTS: Avionics interface products were the Company's first entry into the standard-bus, embedded computer market. Introduced in 1988, these products interfaced a standard embedded computer system to an avionics data bus used in a broad range of military and space applications. Initial applications for the Company's products were avionics system development, avionics system testing and simulation. Over the past several years, the Company has introduced a number of related products that have expanded its potential market in this area. These include ruggedized interface products that are used in operational systems, and monitor and test systems that can be used as diagnostic tools for operational systems. The result has been steady, continuous revenue and income growth in this product line, with sales to some of the country's largest and most technologically advanced organizations. Like its telemetry products, the Company's avionics products occupy a high technology, niche market and include a significant software component. In fiscal years 1996, 1995 and 1994, sales of this product comprised approximately 40%, 50% and 45%, respectively, of the Company's total sales. As of September 1, 1996 and 1995, backlog orders were $1.9 million and $1.3 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

The Company also produces a judgmental use of force product which utilizes an embedded computer in a device to train police officers and military personnel in proper responses to crisis situations. In fiscal years 1996, 1995 and 1994, sales of this product comprised approximately 4%, 4% and 9%, respectively, of the Company's total sales. As of September 1, 1996, backlog orders were $.1 million and are expected to be filled within the current fiscal year. Backlog orders were not significant at September 1, 1995.

CUSTOMERS AND APPLICATIONS

The Company's broad range of products support a very wide range of applications. These include:

     Commercial/Industrial Applications: Standard-bus embedded computers are used in a wide range of commercial applications. Examples include maintenance monitoring equipment on large, heavy earth moving equipment, entertainment systems and copiers. The Company's input/output products may be used in all of these devices.

     Communications: Modern communications technology relies heavily on industrial computers. Communications switches combine interface switching hardware with industrial computer processors to provide overall system operation and control. The Company supplies processor cards that can be used to control overall switch operation and communications interface IPs.

     Industrial Automation: Embedded industrial computers are used to automate plants and factories. Individual computers connect to and control machines. Individual computers controlling machines are also networked to allow other computers to exercise supervisory control over the entire factory operation. Company-supplied products include input/output equipment to provide sensing and control of plant operation and processor cards to generate control strategies.

     Medical Devices: Numerous high-end medical instruments use standard-bus, embedded processors for data collection, data processing, data display and system operation. Typical applications are embedded computer systems in PET, CAT and MRI scanners. The Company's input/output products may be used in all of these devices.

     Military and Aerospace Applications: As the performance and reliability of commercial, industrial computer systems have increased, these systems have increasingly been used as economical alternatives to custom designed, MIL-SPEC equipment by domestic and international military and space agencies. Additionally, open architecture approaches to applications such as telemetry and satellite ground stations have provided an economical alternative to dedicated, special purpose design approaches. All of the Company's products, including its telemetry and avionics interface equipment, may be used in this application area.

     Test and Measurement Applications: Many process control and quality systems are based on embedded computer systems whereby the input element of the computer measures some set of parameters and the processing portion of the computer makes some assessment based on the measured data. These types of systems have very broad applicability, including aircraft test sets, measurement systems associated with semiconductor production and factory quality measurement systems. The Company's input/output products may be used in all of these devices.

     Transportation: Embedded computer systems are used in a variety of transportation applications. For example, they control the operation of people movers at airports and are used to control locomotives. On a smaller scale, they provide the sensing and control for today's automated toll booths based on "pass cards". The Company's input/output products may be used in all of these devices.

SALES AND MARKETING

The Company markets its products both domestically and internationally through a combination of 14 sales employees, who are typically degreed engineers, and approximately 36 independent manufacturer's representatives. Employee sales personnel are educated on the Company's complete product line portfolio and are able to take advantage of cross-selling opportunities between product lines.

Primary sales methods vary among the Company's product lines. The Company's avionics interface and telemetry products generally have the most complex applications and, as a result, leads are generally identified by independent manufacturer's representatives and sales are closed by the sales employees. In the case of its computer I/O products, a higher percentage of sales are either closed by independent manufacturer's representatives or are the result of catalogue sales.

COMPANY RESEARCH AND DEVELOPMENT

The Company maintains a research and development program to develop new products in related markets and to integrate advanced technology into existing products. As of September 1, 1996, the Company had approximately 28 employees engaged in research and development activities. Of these, 20 have technical degrees and 8 have advanced degrees. The Company's products combine special-purpose hardware and software to provide a customer with the required functionality. Approximately 60% of the Company's research and development efforts in fiscal year 1996 were software related. The Company's expenditure on research and development was $2.8 million, $1.7 million and $1.2 million in fiscal years 1996, 1995 and 1994 respectively, corresponding to 9.1%, 10.4% and 11.6% of sales.

SUPPLIERS

The Company uses contract manufacturing to produce all of its board-level products. Parts are obtained from large electronics parts suppliers and provided as kits to contract manufacturing companies that fabricate the Company's products. The Company believes contract manufacturing is the most economical approach to producing its products at its current level of production. Dependence on a particular contract manufacturer is reduced by using a different contract manufacturer for each of the Company's product lines. However, the Company may choose in the future to consolidate all of its manufacturing at a single manufacturer to gain economies of scale and to shift its inventory control to the manufacturer, in which case the Company would be dependent on that manufacturer for the continued timely and efficient production of all of its inventory.

Many of the Company's products consist in part of state-of-the-art digital electronic components. The Company is dependent upon third parties for the continuing supply of many of these components, some of which are obtained from a sole supplier such as Xylinx, Inc. or a limited number of suppliers and alternative sources for which would be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the products incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes that it has arranged for an adequate supply of components to meet its short-term requirements, the Company does not have contracts for the components which would assure availability and price. Lack of timely availability of components could cause delays in shipment of product and affect the Company's revenues during certain periods as well as lead to customer dissatisfaction. Limited availability of components could also require the Company to pay premiums for parts to make shipment deadlines and thus affect the Company's profit margin, or cause the Company to increase its inventory of scarce parts and thus affect the Company's cash flow. There is no assurance that the Company will continue to be able to obtain all of the components it requires or that the price of certain components in short supply will not materially and adversely affect its business, financial condition or results of operations.

COMPETITION

The Company faces competition in each of its product line markets. Because of the diverse nature of the Company's products and the fragmented nature of the embedded computer market, there is little overlap of competitors for each product line. The Company competes through a combination of technical excellence, superior support and a competitive performance to price ratio.

In the generalized computer I/O product area serviced by GreenSpring and its IndustryPack-Registered Trademark- product line, the Company has two classes of competition. The first are companies that compete directly by selling IndustryPack-Registered Trademark- products. The second are companies that compete with I/O products using a different implementation to provide functionally equivalent products.

In the telemetry products market, the Company is recognized as the innovator that replaced the traditional, high cost, proprietary, closed architecture approach to telemetry equipment with an open architecture approach that allowed standard industrial computers with the proper interface boards to be used as self-contained telemetry ground stations. In this business area, the Company competes with other suppliers of open architecture telemetry solutions. It also indirectly competes with suppliers of traditional, closed architecture telemetry systems.

In the avionics interface market, the Company competes with a number of other companies that produce similar avionics interface products.

EMPLOYEES

As of September 1, 1996, the Company had approximately 114 employees at its three locations: Albuquerque, New Mexico; Menlo Park, California; and Carlsbad, California. On August 19, 1996 the Company added 30 employees at its Raleigh, North Carolina facility. See "Subsequent Event" under Item 7.


ITEM 2.   PROPERTIES

The Company leases office and manufacturing space in Albuquerque, New Mexico, Carlsbad, California and Menlo Park, California. The Company's standard practice is to obtain all its facilities through operating leases. Management maintains a comprehensive insurance plan covering all its facilities and contents.

The Albuquerque, New Mexico leased facility consists of 15,741 square feet located in a multi-floor office building which includes adequate assembly and test space for the Company's avionics interface and judgmental use-of-force product lines, as well as serving as the Company's corporate headquarters. Expansion space is available, if required. Currently the assembly and test operations utilize approximately 85% of their productive floor space. The lease term for the Albuquerque, New Mexico location is five years commencing July 1, 1995, with one additional five year option.

The Carlsbad, California leased facility is a one story, 13,000 square foot building, located in a business park, consisting of 3,000 square feet of office space and 10,000 square feet of assembly and test areas for the Company's telemetry products. Management believes that this facility is capable of handling projected increases in production for the foreseeable future because the current capacity utilization of the manufacturing area is approximately 35%. The lease term for the Carlsbad, California location is two years commencing May 1994, plus two additional one year options. The first one year option was exercised in May 1996.

In March 1996, the Company entered into a four year lease commencing June 1, 1996 and ending May 31, 2000 for a facility located in Menlo Park, California for the Company's I/O business. The facility is a one story, multi-tenanted building in a business park, of which the Company leases approximately 16,394 square feet, consisting of 6,000 square feet of office space and 10,394 square feet of assembly and test areas. The Company relocated to this facility in July 1996 from a leased facility in the immediate area at the expiration of the lease as the Company had outgrown the facility. Management believes that the new facility will be sufficient to serve the I/O business' needs through the term of the lease.

Before the sale of its simulation business to Camber Corporation in April 1995, the Company had additional leased facilities in Albuquerque, New Mexico, Dallas and Houston, Texas. In conjunction with this sale, the Company entered into sublease and lease assumption agreements with Camber Corporation, transferring the obligations under these leases.


ITEM 3.   LEGAL PROCEEDINGS

The Company has been named as a defendant in Virtual Systems Group, Inc. (VSG)
v. SBS Technologies, Inc., filed on June 19, 1996 in the Second Judicial District Court, County of Bernalillo, State of New Mexico. The plaintiff, a company engaged by SBS to market its judgmental use of force trainers, claims that the Company failed to fulfill all its obligations under an Agreement between the Company and VSG whereby VSG would market the Company's judgmental use of force trainers. The Company is vigorously defending the lawsuit and has filed a counter suit alleging misrepresentation and failure to perform on the part of VSG, and on the advise of counsel, does not believe that the outcome of the litigation will have a material effect on the Company's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of closing price of the Company's common stock as reported on the NASDAQ National Market System for the last two fiscal years:


                                                 High        Low
                                                 ----        ---
     1st Quarter 1995                            6.75        4.00
     2nd Quarter 1995                            7.13        4.38
     3rd Quarter 1995                            5.00        3.75
     4th Quarter 1995                            5.25        4.00
     1st Quarter 1996                            9.00        5.00
     2nd Quarter 1996                            8.94        7.13
     3rd Quarter 1996                           10.13        7.63
     4th Quarter 1996                           17.13        8.88


The Company's common stock is traded over the counter on the NASDAQ National Market System using the symbol SBSE.

Based on the Company's survey of brokerage houses, management believes that as of September 1, 1996, the number of common stockholders of record was approximately 2,000, at which date the closing market value of the Company's common stock was $14.25 per share.

The Company has not paid any cash dividends on its common stock. Management's current policy is to retain earnings for use in the Company's operations and for expansion of the Company's business. The Company's bank line of credit also requires bank approval before the payment of any cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data for the years ended June 30, 1992 through June 30, 1996 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere herein.



                                                                           Years ended June 30
                                                     ------------------------------------------------------------------
                                                     1996           1995           1994           1993             1992
                                                     ----           ----           ----           -----            ----
Sales - continuing operations                   $ 31,331,793     16,217,648     10,196,568      5,907,658      2,542,131

Income - continuing operations                     3,580,907      1,844,876        870,750        168,099         73,222

Income per common and common
   equivalent share - continuing operations            $0.97           0.65           0.30           0.05           0.03


Total assets                                    $ 20,443,672     19,904,922     13,476,737     11,732,328      5,515,402

Long-term debt, excluding
   current installments                            5,188,320      5,341,649        273,573        329,979          3,243

Total liabilities                                 10,392,752     14,855,674      7,611,400      6,885,973      1,618,074

Total stockholders' equity                      $ 10,050,920      5,049,248      5,865,337      4,846,355      3,897,328


Note: The Company has not declared any dividends during the periods presented.

          On April 28, 1995 the Company acquired GreenSpring Computers, Inc., and on April 26, 1995 the Company sold its flight simulation business to Camber Corporation, which is reported as discontinued operations on the consolidated financial statements. The Selected Financial Data are for continuing operations only. The financial statements herein reflect the separation of continuing operations from discontinued operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.


OVERVIEW

The Company designs, manufactures and sells board level products for the standard bus (VME, ISA, PCI, Multibus, etc.) embedded industrial computer industry. The Company's product lines include a series of general purpose input/output boards known as IndustryPacks-Registered Trademark-, designed in accordance with an ANSI standard, and several high-end, special purpose input/output devices that serve the avionics and telemetry markets. The Company's first project after its incorporation in 1986 was to support the U.S. Navy in the development of a V-22 flight simulator. In 1988, the Company entered the embedded computing market with the development of its avionics interface board, which is used in ground-based avionics systems development and test. In 1992, the Company acquired a second embedded computer product line with the acquisition of Berg Systems International, Inc., a developer of telemetry interface circuit boards. In April 1995, following a significant decline in the defense flight simulation industry, the Company divested its flight simulation business and recorded a related charge of $2.25 million. It also ceased providing engineering services, a line of business in which it had been engaged since 1987 but which had had minimal impact on its overall revenue and profitability. The Company has since focused its efforts and investments in the embedded computing marketplace, expanding its product offerings and marketing with the acquisition of two embedded computing companies as discussed in "Completed Acquisition" and "Subsequent Event" below. The Company markets a Judgmental Use of Force Training System, utilizing an embedded computer, which is used to train police and military personnel in appropriate situational use of force.

COMPLETED ACQUISITION

On April 28, 1995, the Company acquired GreenSpring Computers, Inc., a corporation based in California, for $7.5 million. GreenSpring is engaged in the design, development, marketing and manufacturing of general purpose computer input/output products utilized in multiple segments of the embedded computer systems market. The acquisition was accounted for as a purchase and the Company recorded $5.8 million in goodwill with $653,245 amortized through June 30, 1996 and the remainder to be amortized through June 30, 2005.

Net income and earnings per common and common equivalent share for the year ended June 30, 1994 would have been approximately $1.7 million and $0.56, respectively, had the acquisition taken place on July 1, 1993. Had the acquisition taken place on July 1, 1994, the reported net loss and net loss per common and common equivalent share would have been decreased by approximately $804,000 and $0.28, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of sales:




                                                                    YEAR ENDED JUNE 30
                                                               -------------------------
                                                            1996          1995      1994
                                                           -----          ----      -----
          Sales                                             100.0%         100.0%    100.0%
          Cost of sales                                      46.3           41.7      47.9
                                                           ------         -------   ------
               Gross profit                                  53.7           58.3      52.1

          Selling, general and administrative expense        20.1           24.0      21.8
          Research and development expense                    9.1           10.4      11.6
          Amortization of intangible assets                   2.8            3.0       3.8
                                                           ------         -------   ------
          Operating income from continuing operations        21.7           20.9      14.9

          Interest income (expense)                          (2.7)          (1.2)      (.1)

               Income from continuing operations
                 before income taxes                         19.0           19.7      14.8
                                                           ------         -------   ------
          Income taxes                                        7.6            8.4       6.3
                                                           ------         -------   ------
          Net income from continuing operations              11.4%          11.3%      8.5%
                                                           ------         -------   ------
                                                           ------         -------   ------

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     SALES. Sales increased 93.2% or $15.1 million from $16.2 million in fiscal 1995, to $31.3 million in fiscal 1996. This growth reflected the inclusion of $11.1 million in sales from GreenSpring as its results were included for full year in fiscal 1996 as compared to fiscal 1995, which included only $1.5 million in sales during the two months for which GreenSpring's results were consolidated into the Company's results. In addition, sales of the Company's other existing products increased by 37.5% in fiscal 1996. The increases in sales for 1996 resulted from increased sales of existing products, introduction of new products and sales of new and existing products to new customers in all the Company's product lines. Sales of the Company's products are recorded at the time of shipment.

     GROSS PROFIT. Gross profit increased 77.8% or $7.4 million from $9.5 million in fiscal 1995, to $16.8 million in fiscal 1996 as a result of increased sales volume. In fiscal 1996, gross profit decreased to 53.7% of sales from 58.3% in fiscal 1995 primarily as a result of sales mix. Fiscal 1996 sales were comprised of a higher proportion of sales of GreenSpring products which yield lower margins than the Company's other products. Reductions in component material costs in each of the Company's product lines partially offset this shift in sales mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 61.7% or $2.4 from $3.9 million in fiscal 1995, to $6.3 million in fiscal 1996. The increase resulted primarily from the addition of the GreenSpring operations and staffing and promotional expense increases in the Company's avionics and telemetry product lines. The Company's sales increased such that as a percentage of sales, selling, general and administrative expense decreased from 24.0% in fiscal 1995 to 20.1% in fiscal 1996, as a result of operating leverage.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased by 68.8% or $1.2 million from $1.7 million in fiscal 1995 to $2.9 million in fiscal 1996, reflecting the costs of the GreenSpring operation and additional staffing required for new product development in the avionics product line. However, research and development expense decreased as a percentage of sales from 10.4% in fiscal 1995 to 9.1% in fiscal 1996 primarily due to a more rapid increase in sales over research and development expenses.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased 79.3% or $391,029 from $493,409 in fiscal 1995 to $884,438 in fiscal 1996 due to the increase in intangible assets recorded with the acquisition of GreenSpring.

     INTEREST INCOME (EXPENSE). Interest income (expense) increased by 342% or $642,013 from $187,805 in fiscal 1995 to $829,818 in fiscal 1996, primarily as a result of debt incurred late in fiscal 1995 to finance the acquisition of GreenSpring.

     INCOME TAXES. Income taxes increased 75.9% or $1.0 million from $1.4 million in 1995 to $2.4 million in fiscal 1996, representing effective tax rates of 42% and 40% respectively. The reduction in effective tax rates resulted primarily from the use of a foreign sales corporation.

FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994

     SALES. Sales increased 59.1% or $6.0 million from $10.2 million in fiscal 1994 to $16.2 million in fiscal 1995. This increase resulted from a number of factors including, introduction of the PASS 1000 bus analyzer product, participation in certain government programs and $1.5 million in sales of GreenSpring products included for the two months following its acquisition in April 1995. Sales of the Company's products are recorded at the time of shipment.

     GROSS PROFIT. Gross profit increased 78.0% or $4.2 million to $9.5 million in fiscal 1995 from $5.3 million in fiscal 1994. In fiscal 1995, gross profit as a percentage of sales increased from 52.1% in fiscal 1994 to 58.3% in fiscal 1995, as a result of reductions in per unit material and labor costs, and increased volume which allowed for more efficient use of manufacturing overhead.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 75.1% or $1.7 million from $2.2 million in fiscal 1994 to $3.9 million in fiscal 1995. The increase resulted from the addition of GreenSpring costs and staffing and promotional expense increases in the avionics and telemetry product lines. As a percentage of sales, selling, general and administrative expense increased from 21.8% in fiscal 1994 to 24.0% in fiscal 1995, reflecting expenses incurred in anticipation of increased sales.

     RESEARCH AND DEVELOPMENT. Research and development expense increased by 42.1% or $499,773 from $1.2 million in fiscal 1994 to $1.7 million in fiscal 1995, reflecting the costs of additional staffing required for new product development in the avionics product line such as the ABI V6, ABI V and PASS 1000 interface boards. However, research and development decreased as a percentage of sales from 11.6% to 10.4% primarily due to a more rapid increase in sales over research and development expenses.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased 28.8% or $110,324 from $383,085 in fiscal 1994 to $493,409 in fiscal 1995, due to the increase in intangible assets recorded with the acquisition of GreenSpring.

     INTEREST INCOME (EXPENSE). Interest income (expense) increased by $173,171 from $14,634 in fiscal 1994 to $187,805 in fiscal 1995, primarily as a result of debt incurred late in fiscal 1995 to finance the acquisition of GreenSpring.

     INCOME TAXES. Income taxes increased 112.7% or $719,000 from $638,000 in 1994 to $1.4 million in fiscal 1995, representing statutory tax rate of 42%.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity offerings, invested capital, internally generated funds and bank borrowings to finance its operations, capital equipment and working capital requirements.

Cash totaled $1.1 million at June 30, 1996, an increase of $246,226 from June 30, 1995. Net cash provided by operating activities for the year ended June 30, 1996 was $3.4 million, primarily due to the collection of contract receivables of $2.9 million, the majority of which were from the Company's discontinued flight and radar simulation business which were retained by the Company when it exited this business in April 1995. Increases in sales volume and demand for semiconductor parts during the year caused the Company to increase accounts receivable and inventory. In addition, liabilities increased in line with the current level of business activity. Net cash used by investing activities for the year ended June 30, 1996 of $1.1 million was primarily for the purchase of software and equipment totaling $764,191 and $236,626 for the purchase of the IndustryPack-Registered Trademark--compatible product line from Wavetron Microsystems, Inc. in January 1996. During the year ended June 30, 1996, the Company utilized $3.4 million to pay down short and long term bank debt.

In fiscal years ended June 30, 1995 and June 30, 1994, the Company generated $1.1 million and $711,569 respectively of positive cash flow from its operating activities. In fiscal 1995, the positive cash flow combined with bank borrowings provided the Company sufficient funds to acquire GreenSpring Computers, Inc. in April 1995, as well as to purchase required equipment. In fiscal 1994, the positive cash flow was primarily used to purchase required equipment and pay down short and long term bank debt.

On April 26, 1996, the Company amended its bank financing agreement with NationsBank of Texas, N.A., originally entered into in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit which management believes is sufficient. The term loan is a three and one-half year note with a five year amortization maturing on October 30, 1999. This loan refinanced a majority of the Company's outstanding debt, including the $1.0 million note payable to the former shareholders and option holders of GreenSpring Computers, Inc. entered into in April 1995 at the time the Company acquired GreenSpring. The revolving line of credit matures on October 30, 1997. The interest rate on the term loan is NationsBank's prime rate plus .25% or LIBOR plus 2.50% in 30, 60, or 90 day options. The interest rate of the revolving line of credit is NationsBank's prime rate or LIBOR plus 2.25% in 30, 60, or 90 day options. The amended financing agreement provides for a security interest by NationsBank in the Company's receivables, inventories, and equipment and imposes certain performance ratios on the Company. These ratios include a current maturities ratio which requires that the Company's net earnings plus depreciation and amortization expense for the preceding four quarters from time of measurement compared to the Company's current portion of its long term debt will not be less than a ratio of 2.00 to 1.00, a senior funded debt to EBITDA ratio which requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.50 to 1.00 when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from time measurement, and a fixed charge coverage ratio requiring that the Company's income before tax plus interest expense and operating lease expense for the preceding four quarters from time of measurement will not be less than a ratio of 2.00 to 1.00 when compared to the Company's interest expense plus operating lease expense for the same preceding four quarters. The Company is also prohibited from disposing of or acquiring certain assets and businesses without the consent of the lender.
At June 30, 1996 the Company was in compliance with all of the covenants of the amended financing agreement.

The outstanding balance on the Company's term loan with NationsBank at June 30, 1996 was $6.5 million, of which $5.0 million was at LIBOR plus 2.5% (8% at June 30, 1996) and $1.5 million was at NationsBank's prime rate plus .25% (8.5% at June 30, 1996). The term loan is payable in monthly installments of $112,500. As of June 30, 1996 there were no borrowings drawn on the Company's revolving line of credit. During fiscal 1996, total borrowings were reduced by $3.4 million.

Management believes that its financial resources, including its internally generated funds and available bank borrowings, will be sufficient to finance the Company's current operations and capital equipment requirements for the next twelve months. The Company subcontracts much of its manufacturing, and therefore its capital expenditures generally consist of computing equipment, leasehold improvements and office furniture.

SUBSEQUENT EVENT

On August 19, 1996, the Company acquired Logical Design Group, Inc. ("LDG"), a Raleigh , North Carolina based designer and manufacturer of Intel-based VME central processing unit boards. The acquisition qualifies as a pooling of interests for accounting purposes and will constitute a tax-free reorganization for federal income tax purposes. Under the terms of the agreement, LDG shareholders exchanged all outstanding shares of LDG stock for 200,000 shares of the Company's stock.

The financial position and results of operations of the Company and LDG will be combined in fiscal 1997 on a prospective basis. LDG's historical results do not have a material affect on combined results of operations.

NEW ACCOUNTING STANDARDS

In October 1995, the FASB issued Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation". Under the provisions of FAS 123, companies may elect to account for stock-based compensation plans using a fair-value-based method or may continue measuring compensation expense for those plans using the intrinsic-value-based method. Companies electing to continue using the intrinsic-value-based method must provide pro forma disclosures of net income and earnings per share as if the fair-value-based method had been applied. Management intends to continue to account for stock-based compensation using the intrinsic value based method and, as such, FAS 123 will not have an impact on the Company's results of operations or financial position. FAS 123 becomes effective in fiscal year 1997.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KPMG Peat Marwick LLP
6565 Americas Parkway, NE-#700
Post Office Box 3939
Albuquerque, NM  87190


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
SBS Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.

                                   /s/ KPMG Peat Marwick LLP



Albuquerque, New Mexico
July 30, 1996

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                                                       JUNE 30
                                                                                       -------
                              ASSETS                                           1996               1995
                              ------                                           ----               -----
Current assets:
     Cash and cash equivalents                                          $   1,130,030             883,804
     Receivables, net (notes 4, 5 and 6)                                    6,421,224           7,151,563
     Inventories (notes 5 and 6)                                            5,160,962           3,903,957
     Deferred income taxes (note 7)                                           317,100             360,000
     Prepaid expenses                                                         303,846             359,083
     Other current assets                                                     104,249             175,649
                                                                          -----------         -----------
          Total current assets                                             13,437,411          12,834,056
                                                                          -----------         -----------
Property and equipment, at cost (notes 5 and 6)                             2,389,289           1,728,764
     Less accumulated depreciation                                          1,041,719             784,673
                                                                          -----------         -----------
          Net property and equipment                                        1,347,570             944,091
                                                                          -----------         -----------

Intangible assets, net                                                      5,571,135           6,076,894

Deferred income taxes (note 7)                                                 55,900              -

Other assets                                                                   31,656              49,881
                                                                          -----------         -----------

          Total assets                                                   $ 20,443,672          19,904,922
                                                                          -----------         -----------
                                                                          -----------         -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          --------------------------------------

Current liabilities:
     Current portion of long-term debt (note 6)                         $   1,458,976           1,751,392
     Notes payable to bank (note 5)                                             -               2,959,920
     Accounts payable                                                       1,243,748           1,878,797
     Accrued representative commissions                                       353,278             325,468
     Accrued salaries                                                       1,077,121             514,518
     Accrued compensated absences                                             340,342             282,072
     Accrued software license fees                                             33,000             313,000
     Income taxes (note 7)                                                    223,381             350,913
     Other current liabilities                                                425,033             353,877
     Reserve for discontinued operations (note 3)                              49,553             784,068
                                                                          -----------         -----------
          Total current liabilities                                         5,204,432           9,514,025

Long-term liabilities:
     Long-term debt, excluding current installments (note 6)                5,188,320           5,341,649
                                                                          -----------         -----------
          Total long-term liabilities                                       5,188,320           5,341,649
                                                                          -----------         -----------

          Total liabilities                                                10,392,752          14,855,674
                                                                          -----------         -----------
Stockholders' equity:
     Common stock, no par value; 30,000,000 shares authorized,
      3,178,133 and 2,893,654 issued and outstanding
      at June 30, 1996 and 1995, respectively                               4,690,786           3,375,021
     Common stock warrants (note 2)                                           180,000              75,000
     Retained earnings                                                      5,180,134           1,599,227
                                                                          -----------         -----------
          Total stockholders' equity                                       10,050,920           5,049,248
                                                                          -----------         -----------

          Total liabilities and stockholders' equity                     $ 20,443,672          19,904,922
                                                                          -----------         -----------
                                                                          -----------         -----------

          See accompanying notes to consolidated financial statements.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                                                            Year Ended June 30
                                                                     ------------------------------
                                                                 1996             1995           1994
                                                                 ----             ----           ----
Sales                                                         $31,331,793      16,217,648       10,196,568

Cost of sales                                                  14,510,106       6,756,560        4,881,851
                                                            -------------     -----------      -----------
      Gross profit                                             16,821,687       9,461,088        5,314,717

Selling, general and administrative expense                     6,292,954       3,891,408        2,221,431
Research and development expense                                2,846,300       1,686,590        1,186,817
Amortization of intangible assets                                 884,438         493,409          383,085
                                                            -------------     -----------      -----------
      Operating income from
         continuing operations                                  6,797,995       3,389,681        1,523,384
                                                            -------------     -----------      -----------
Interest income                                                     9,210           3,315            1,761

Interest expense                                                (839,028)        (191,120)         (16,395)
                                                            -------------     -----------      -----------
                                                                (829,818)        (187,805)         (14,634)
                                                            -------------     -----------      -----------

Income from continuing operations before
    income taxes                                                5,968,177       3,201,876        1,508,750

Income taxes (note 7)                                           2,387,270       1,357,000          638,000
                                                            -------------     -----------      -----------
      Income from continuing operations                         3,580,907       1,844,876          870,750
                                                            -------------     -----------      -----------

Discontinued operations (net of tax benefits (expense)
    of $1,160,000 and ($627,000) for 1995 and
    1994, respectively)                                            -           (1,781,235)         855,555

Loss on disposal of discontinued operations (net of
    tax benefits of $896,000)                                      -           (1,354,000)         -
                                                            -------------     -----------      -----------
Income (loss) from discontinued operations                         -           (3,135,235)         855,555
                                                            -------------     -----------      -----------
Net income (loss)                                          $    3,580,907      (1,290,359)       1,726,305
                                                            -------------     -----------      -----------
                                                            -------------     -----------      -----------

Income (loss) per common and
    common equivalent share:
      Continuing operations                                $    0.97             0.65              0.30
      Discontinued operations                                     -             (1.10)             0.29
                                                               -----            -----             -----

Net income (loss) per common and
    common equivalent share                                $    0.97            (0.45)             0.59
                                                                ----            ------            -----

          See accompanying notes to consolidated financial statements.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                  Common                                             Total
                                                  stock                  Common                       stock-
                                              --------------              stock      Retained         holders'
                                           Shares        Amount         warrants     earnings         equity
                                           ------       -------         --------     ---------        ------
Balances at June 30, 1993                2,964,957    $ 3,683,074      $    -       $ 1,163,281    $ 4,846,355

Common stock repurchased                  (154,531)      (707,323)          -             -           (707,323)
Net income                                    -              -              -         1,726,305      1,726,305
                                      ------------    -----------      ---------     ----------    -----------
Balances at June 30, 1994                2,810,426      2,975,751           -         2,889,586      5,865,337

Exercise of stock options                    8,228         18,020           -             -             18,020
Common stock issued under
     employee stock bonus plan              75,000        381,250           -             -            381,250
Warrants issued for business
     acquisition (note 2)                     -              -            75,000          -             75,000
Net loss                                      -              -              -        (1,290,359)    (1,290,359)
                                      ------------    -----------      ---------     ----------    -----------

Balance at June 30, 1995                 2,893,654      3,375,021         75,000      1,599,227      5,049,248

Exercise of stock options                  257,618      1,295,765           -             -          1,295,765
Warrants issued for business
     acquisition (note 2)                     -              -           125,000          -            125,000
Exercise of warrants                        26,861         20,000        (20,000)         -                  -
Net income                                    -              -              -         3,580,907      3,580,907
                                      ------------    -----------      ---------     ----------    -----------

Balance at June 30, 1996                 3,178,133    $ 4,690,786       $180,000     $5,180,134    $10,050,920
                                      ------------    -----------      ---------     ----------    -----------
                                      ------------    -----------      ---------     ----------    -----------



          See accompanying notes to consolidated financial statements.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                       Year Ended June 30
                                                                -------------------------------
                                                               1996           1995           1994
                                                               ----           ----           ----
Cash flows from operating activities:

   Net income (loss)                                      $  3,580,907     (1,290,359)     1,726,305
                                                            ----------     ----------     ----------

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depreciation                                             316,494        384,057        340,344
      Amortization of intangible assets                        884,438        536,328        459,467
      Bad debt expense                                          56,933          -              -
      Loss on disposition of assets                             44,218          -              -
      Loss from sale of discontinued operations                  -          2,250,000          -
      Stock issued under employee stock bonus plan               -            399,270          -

   Changes in assets and liabilities:
      Receivables                                              673,406      3,314,458     (1,459,380)
      Inventories                                           (1,192,938)    (1,101,607)      (539,916)
      Deferred income taxes                                    (13,000)      (360,000)         -
      Prepaids and other assets                                144,862       (476,828)       (54,780)
      Accounts payable                                        (635,049)     1,172,798       (809,055)
      Accrued representative commissions                        27,810        218,669         54,770
      Accrued salaries                                         562,603        277,433        372,972
      Accrued compensated absences                              58,270       (155,833)        85,055
      Accrued software license fees                           (280,000)        21,000         41,000
      Income taxes                                            (127,532)    (1,500,209)       615,000
      Other current liabilities                               (663,359)    (2,580,768)      (120,213)
                                                            ----------     ----------     ----------
         Net adjustments                                      (142,844)     2,398,768     (1,014,736)
                                                            ----------     ----------     ----------

         Net cash provided by operating activities           3,438,063      1,108,409        711,569
                                                            ----------     ----------     ----------





                                   (continued)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                            Year Ended June 30
                                                                     -------------------------------
                                                                    1996            1995            1994
                                                                    ----            ----            ----
Cash flow from investing activities:
   Business acquisition (note 2)                                 (317,746)     (5,196,815)        (95,000)
   Refund of down payment on contracts                              -               -             500,000
   Acquisition of property and equipment                         (764,191)       (426,769)       (854,671)
   Cash received from sale of discontinued
      operations (note 3)                                           -             400,300           -
                                                              -----------     -----------      ----------

      Net cash used by investing activities                    (1,081,937)     (5,223,284)       (449,671)
                                                              -----------     -----------      ----------

Cash flows from financing activities:
   Proceeds from notes payable to bank                          4,095,000       6,950,437      13,501,622
   Payments on notes payable to bank                           (4,717,383)     (7,690,517)    (12,913,622)
   Payments on liability to stockholder                          (100,000)       (116,666)       (204,166)
   Proceeds from long-term borrowings                               -           7,000,000           -
   Payments on long-term borrowings                            (3,232,390)     (1,227,901)        (55,442)
   Net proceeds from refinancing long-term borrowings             549,108           -               -
   Proceeds from exercise of stock options                      1,295,765           -               -
   Repurchase of common stock                                       -               -            (707,323)
                                                              -----------     -----------      ----------

      Net cash provided (used) by financing activities         (2,109,900)      4,915,353        (378,931)
                                                              -----------     -----------      ----------

Net increase (decrease) in cash and cash equivalents              246,226         800,478        (117,033)

Cash and cash equivalents at beginning of period                  883,804          83,326         200,359
                                                              -----------     -----------      ----------

Cash and cash equivalents at end of period                  $   1,130,030         883,804          83,326
                                                              -----------     -----------      ----------
                                                              -----------     -----------      ----------

Supplemental disclosure of cash flow information:

   Interest paid                                            $    (875,736)       (497,002)       (163,953)
   Income taxes paid                                        $  (2,431,749)       (700,000)       (700,000)

Noncash financing and investing activities:

   Acquisition of GreenSpring Computers, Inc.
      (note 2):
      Common stock warrants issued                        $       125,000          75,000           -
      Long-term debt issued                                         -           1,000,000           -
                                                              -----------     -----------      ----------
                                                              -----------     -----------      ----------
                                                          $       125,000       1,075,000           -
                                                              -----------     -----------      ----------
                                                              -----------     -----------      ----------

   Assets acquired through capital leases                 $         -               -             145,238
                                                              -----------     -----------      ----------
                                                              -----------     -----------      ----------





          See accompanying notes to consolidated financial statements.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          The consolidated financial statements include the accounts of SBS Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          SBS Technologies, Inc. and subsidiaries (the Company) is an embedded computer products supplier with operations in New Mexico and California. The Company specializes in the design and manufacture of computer interface products and industrial circuit boards.

     (b)  SALES RECOGNITION

          Sales are recognized when goods are delivered to the customer.

     (c)  CASH AND CASH EQUIVALENTS

          Temporary investments with original maturities of ninety days or less are classified as cash and cash equivalents.

     (d)  INVENTORIES

          Inventories are valued at average cost which does not exceed market.

                                                           June 30
                                                     -------------------
                                                     1996           1995
                                                     ----           ----

                    Raw materials                $ 2,254,788      1,724,307
                    Work in process                1,546,800        757,682
                    Finished goods                 1,359,374      1,421,968
                                                  ----------     ----------

                                                 $ 5,160,962      3,903,957
                                                  ----------     ----------
                                                  ----------     ----------

     (e)  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                           June 30
                                                     -------------------
                                                     1996           1995
                                                     ----           ----

                    Computers                    $ 1,194,888        836,593
                    Software                         411,839        226,659
                    Furniture and equipment          782,562        665,512
                                                  ----------     ----------

                                                 $ 2,389,289      1,728,764
                                                  ----------     ----------
                                                  ----------     ----------

          Depreciation of property and equipment is provided over the estimated useful lives (three to seven years) of the respective assets using straight-line and accelerated methods.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (f)  INTANGIBLE ASSETS

          Intangible assets are stated at cost and consisted of the following:

                                                                June 30
                                                          -------------------
                                                          1996           1995
                                                          ----           ----

                    Noncompete covenants             $ 1,540,000      1,540,000
                    Goodwill                           6,551,671      6,172,992
                                                      ----------     ----------
                                                       8,091,671      7,712,992
                    Less accumulated amortization     (2,520,536)    (1,636,098)
                                                      ----------     ----------

                                                     $ 5,571,135      6,076,894
                                                      ----------     ----------
                                                      ----------     ----------

          Noncompete covenants are amortized over the life of the covenants using the straight-line method. Goodwill is amortized over the estimated useful lives (three to ten years) of the respective assets using the straight-line method. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

     (g)  INCOME TAXES

          The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The affect on deferred taxes of a change in tax rates is recognized in income in the period that includes the change.

     (h)  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

          Earnings per common and common equivalent share are based on the weighted average shares of common stock and, if dilutive, common equivalent shares (options and warrants) outstanding during the period.

          The numbers of shares used in the earnings per share computations are as follows:

                                                                Year ended June 30
                                                         ------------------------------
                                                       1996           1995           1994
                                                       ----           ----           ----
     Weighted average shares of common
        stock outstanding during the year           3,017,575      2,810,426      2,874,058
     Common equivalent shares - assumed
        exercise of options and warrants            1,377,923         48,514         74,110
     Shares assumed to be repurchased with
        proceeds from exercise subject to 20% of
        average shares outstanding maximum           (603,515)         -               -
                                                   ----------     ----------     ----------
                Total common and common
                    equivalent shares               3,791,983      2,858,940      2,948,168
                                                   ----------     ----------     ----------
                                                   ----------     ----------     ----------

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (i)  FINANCIAL INSTRUMENTS

          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, requires the fair value of financial instruments be disclosed. The Company's financial instruments are accounts receivable, accounts payable, and long-term variable rate debt. The carrying amounts of accounts receivable, accounts payable, and long-term variable rate debt, because of their nature, approximate fair value.

     (j)  RECLASSIFICATIONS

          Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

     (k)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (l)  NEW ACCOUNTING STANDARDS

          In October 1995, the FASB issued Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation". Under the provisions of FAS 123, companies may elect to account for stock-based compensation plans using a fair-value-based method or may continue measuring compensation expense for those plans using the intrinsic-value-based method. Companies electing to continue using the intrinsic-value-based method must provide pro forma disclosures of net income and earnings per share as if the fair-value-based method had been applied. Management intends to continue to account for stock-based compensation using the intrinsic-value-based method and, as such, FAS 123 will not have an impact on the company's results of operations or financial position. FAS 123 becomes effective in fiscal year 1997.


(2)  BUSINESS ACQUISITIONS

     On January 10, 1996, the Company's wholly owned subsidiary, GreenSpring Computers, Inc., completed an asset purchase of the IndustryPack-Registered Trademark--compatible product line from Wavetron Microsystems, Inc. The purchase price, including capitalizable expenses, was $236,626. In conjunction with the acquisition, goodwill of $172,559 was recorded and is being amortized over five years. The reported net income and net income per common and common equivalent shares for the reported periods would not have been materially different from that reported had the acquisition taken place at the beginning of the respective fiscal year.

     On April 28, 1995, the Company acquired GreenSpring Computers, Inc. (GreenSpring), a corporation based in California, for $7,450,000. GreenSpring is engaged in the design, development, marketing and manufacturing of industrial circuit boards and computers. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over 10 years.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Assets acquired and liabilities assumed in the acquisition are as follows:

                    Cash and equivalents                        $ 1,053,185
                    Accounts receivable                           1,725,641
                    Inventory                                     1,216,904
                    Other assets                                     39,908
                    Property and equipment                          129,695
                    Goodwill and other intangible assets          5,752,440
                    Accounts payable                             (2,467,773)
                                                                  ---------

                                                                $ 7,450,000
                                                                  ---------
                                                                  ---------

     The purchase price was paid as follows:

                    Notes payable issued                        $ 1,000,000
                    Warrants issued                                 200,000
                    Cash                                          6,250,000
                                                                  ---------

                                                                $ 7,450,000
                                                                  ---------
                                                                  ---------

     Warrants to purchase 400,000 shares of common stock were issued to the former shareholders and option holders of GreenSpring, of which 150,000 were exercisable immediately upon closing and the remaining 250,000 warrants vested during fiscal year 1996. At June 30, 1996, 40,000 warrants were exercised under the net issuance method with the balance exercisable ratably over the next two years.

     Net income and net income per common and common equivalent share for the year ended June 30, 1994, would have been approximately $1,655,000 and $0.56, respectively, had the acquisition taken place on July 1, 1993. Had the acquisition taken place on July 1, 1994, the reported net loss and net loss per common and common equivalent share for the year ended June 30, 1995 would have been decreased by approximately $804,000 and $0.28, respectively.


(3)  SIGNIFICANT CUSTOMERS

     Sales to significant customers as a percentage of total sales are as follows:

                                                  Year ended June 30
                                                  ------------------
               Customers                      1996      1995        1994
               ---------                      ----      ----        ----

                  A                            -         -           14
                  B                            -         -           20
                                              ---       ---          --

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Sales to significant customers in 1994 were related to the simulation division which was sold during 1995. All of the Company's operations are conducted in the United States. International sales are denominated in U.S. dollars. During the years ended June 30, 1996, 1995 and 1994, export sales from continuing operations, all of which were to unaffiliated customers, were approximately $5.1 million, $1.6 million and $1.2 million respectively. Export sales from discontinued operations in 1995 and 1994 were $2.4 million and $6.8 million, respectively. Export sales from continuing operations were made primarily in the following foreign markets:

                                          1996                1995                1994
                                          ----                ----                ----
                                   Sales         %      Sales        %      Sales        %
            Foreign Market        (000's)              (000's)             (000's)
            --------------        -----------------    ----------------    ----------------
          United Kingdom          $ 1,000      19.6
          Germany                     800      15.7
          Korea                       500       9.8
          France                      400       7.8       600      37.5
          Japan                       400       7.8
          Canada                      600      11.8       600      37.5       800      66.7
          Belgium                     300       5.9
          All Others                1,100      21.6       400      25.0       400      33.3
                                  -------     -----    ------     -----    ------     -----

          Total                   $ 5,100     100.0     1,600     100.0     1,200     100.0

          Sales from
          continuing operations   $31,300      16.3    16,200       9.9    10,200      11.8
                                  -------     -----    ------     -----    ------     -----
                                  -------     -----    ------     -----    ------     -----

(4)  RECEIVABLES

     Receivables, net consisted of the following:

                                                                       June 30
                                                                --------------------
                                                                1996             1995
                                                                ----             ----
          Accounts receivable                              $ 5,527,620        3,276,762
          Contract receivables:
            Amounts billed                                     721,803        2,216,673
            Recoverable costs and accrued profit
                on progress completed - not billed             242,038        1,665,799
                                                            ----------       ----------
                                                               963,841        3,882,472
                                                            ----------       ----------

                                                             6,491,461        7,159,234
                                                            ----------       ----------

          Less:  allowance for doubtful accounts               (70,237)          (7,671)
                                                            ----------       ----------
                                                           $ 6,421,224        7,151,563
                                                            ----------       ----------
                                                            ----------       ----------

     Recoverable costs and accrued profit not billed are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners since the amounts were not billable at the balance sheet date, because contract specified milestones had not yet been reached or because progress billings are restricted by the contract to a percentage of costs incurred.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

(5)  FINANCING

     The Company has an available bank line of credit of $2,500,000, which matures October 1997. Interest is payable monthly at LIBOR plus 2.25 percent or the bank's prime lending rate. The bank's prime lending rate at June 30, 1996 was 8.25 percent. During the year ended June 30, 1996 the Company refinanced through long-term borrowings $2,337,537 previously outstanding on the line of credit. The Company had no amounts drawn on this line of credit at June 30, 1996. The line of credit provides for security interests in the Company's receivables, inventories and equipment. Management anticipates that the line of credit will be renewed at maturity in the normal course of business.


(6)  LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                                          June 30
                                                                                 --------------------------
                                                                                   1996             1995
                                                                                   ----             ----
            Note payable to bank, $5,000,000 at LIBOR plus
                2.5% (8% at June 30, 1996), $1,525,000 at prime
                plus .25% (8.5% at June 30, 1996), secured by
                receivables, inventories and equipment,
                due in monthly installments of $112,500                        $ 6,525,000          -
            Note payable to bank at prime plus 1.5% (10.5%
                at June 30, 1995), secured by receivables,
                inventories and equipment, due in monthly
                installments of $116,667                                             -          5,819,469
            16% notes payable to former shareholders and
                option holders of GreenSpring, Computers, Inc.
                common stock, secured by receivables but
                subordinate to the above described note,
                due in quarterly installments commencing
                when the principal balance of the aforementioned
                note is less than $3,000,000                                         -          1,000,000
            Note payable, non-interest-bearing,
                payable in monthly installments through
                August 1997                                                        113,316        213,316
            8.24% note due in monthly installments of $2,215
                including interest through August 1996                               4,385         31,470
             8.14% note due in monthly installments of
                $2,321 including interest through
                August 1996                                                          4,595         28,786
                                                                                 ---------      ---------
                                                                                 6,647,296      7,093,041
            Less current installments                                           (1,458,976)    (1,751,392)
                                                                                 ---------      ---------

                                                                               $ 5,188,320      5,341,649
                                                                                 ---------      ---------
                                                                                 ---------      ---------

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Principal maturities of long-term debt as of June 30, 1996 are as follows:

                              1997                             $ 1,458,976
                              1998                               1,363,320
                              1999                               3,825,000
                                                               -----------
                                                               $ 6,647,296
                                                               -----------
                                                               -----------


(7)  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                                   Year ended June 30
                                                           --------------------------------
                                                         1996            1995            1994
                                                       ----------      ---------     -----------
     Current:
          U.S. Federal                                $ 1,916,770      1,211,000        716,000
          State                                           483,500        352,000        208,000

     Deferred:
          U.S. Federal                                    (11,000)      (145,000)      (209,000)
          State                                            (2,000)       (61,000)       (77,000)
                                                       ----------      ---------     -----------
     Income tax before discontinued operations          2,387,270      1,357,000        638,000

     Income tax expense (benefit) from
          Discontinued operations                          -          (1,160,000)       627,000
          Loss on disposal                                 -            (896,000)           -
                                                       ----------      ---------     -----------
     Total income tax expense                         $ 2,387,270       (699,000)     1,265,000
                                                       ----------      ---------     -----------
                                                       ----------      ---------     -----------

     Income tax expense was provided for at an effective rate of 40.0, 42.4 and 42.2 percent in 1996, 1995 and 1994, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34 percent to income before income taxes) as follows:

                                                                 Year ended June 30
                                                         -----------------------------------
                                                          1996             1995          1994
                                                       ----------      ---------     -----------
     Computed "expected" tax expense                  $ 2,029,180      1,089,000        513,000
     State income tax, net of federal income
          tax benefit                                     319,112        212,000         65,000
          Goodwill amortization                            21,508         66,000         60,000
          Other                                            17,470        (10,000)           -
                                                       ----------      ---------     -----------
                                                      $ 2,387,270      1,357,000        638,000
                                                      ----------      ---------     -----------
                                                      ----------      ---------     -----------

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

      The significant components of deferred income tax assets
     (liabilities) are as follows:


                                                     Year ended June 30
                                                     1996                1995
                                                     -----               ----

     Vacation and severance accruals           $     136,136            176,274
     Reserve for discontinued operations               -                169,435
     Inventory capitalization                        198,792              -
     Other                                            35,072             14,291
                                                 -----------         ----------
                                               $     370,000            360,000
                                                 -----------         ----------
                                                 -----------         ----------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the Company's historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company's future taxable income will be sufficient to realize the benefit of the deferred tax assets existing at June 30, 1996. Accordingly, management has no allowance for deferred tax assets at June 30, 1996 or 1995.


(8)  LEASES

     The Company leases its main facilities in Albuquerque, New Mexico, Carlsbad, California and Menlo Park, California under noncancelable operating leases which expire at various dates through 2000. The Company also leases various items of equipment under noncancelable operating leases which expire at various dates through the year 2001.


                             Buildings        Equipment
            Year ending      minimum           minimum
              June 30     lease payments    lease payments          Total
              -------     --------------    --------------          ------
               1997        $     542,831         45,710             588,541
               1998              450,633         43,179             493,812
               1999              443,932         43,179             487,111
               2000              436,599         43,179             479,778
               2001                 -            13,929              13,929
                               ---------       --------          -----------
                            $  1,873,995        189,176           2,063,171
                               ---------       --------          -----------
                               ---------       --------          -----------


     Total rental expense for operating leases for the years ended June 30, 1996, 1995, 1994 was $521,885, $511,150 and $569,188, respectively.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(9)  STOCK OPTION PLANS

     (a)  1991 KEY EMPLOYEE STOCK OPTION PLAN

          The Company has a 1991 Key Employee Stock Option Plan (Key Employee Plan) whereby 42,908 shares of its common stock are reserved for discretionary issuance by the Board to certain key employees to encourage them to continue to promote the growth of the Company.

          The Key Employee Plan is not intended to be tax-qualified under the Internal Revenue Code. Options granted under the Key Employee Plan must (i) be accompanied by an agreement signed by each grantee setting forth the terms of the option; (ii) may not equal more than $100,000 aggregate purchase price; (iii) may be transferable by grantees only in accordance with applicable securities laws; and (iv) have a price per share that will be equal to fair market value at the time of the decision to grant the option as determined by the Board of Directors.

     (b)  1992, 1993, 1995 AND 1996 INCENTIVE STOCK OPTION PLANS

          The Company has 1992, 1993, 1995, and 1996 Incentive Stock Option Plans (Plans) whereby a total of 1,100,000 shares of its common stock are reserved for discretionary grant of options by the Board to officers and employees who are not directors. The Plans all terminate ten years after inception, from 2001 to 2005.

          The options are intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code (the Code). The option plan generally permits options to be granted (i) only to employees or officers and not to directors as such; (ii) for a period of up to ten years; and (iii) at prices not less than fair market value at the date of grant. Under the Code, holders of more than 10 percent of the Company's stock cannot be granted options with a duration of more than five years or exercisable at a price less than 110 percent of the fair market value on the date of grant. Options granted under the plan may be exercised as provided by the administering committee or Board of Directors of the Company. All options granted prior to the Company's initial public offering are exercisable at $4.00 per share, the presumed market value at that time. All other options are exercisable at the quoted market value of the Company's stock in effect on the respective dates of the grants.

     (c)  1993 DIRECTOR AND OFFICER STOCK OPTION PLAN

          The 1993 Director and Officer Stock Option Plan permits options to be granted to all Directors of the Company who are not employees and all Executive Officers of the Company. Directors who are not employees of the Company receive automatic grants on the anniversary date of their service as a director of the Company. Executive Officers receive grants subject to the discretion of the Board.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     (d)  1996 EMPLOYEE STOCK PURCHASE PLAN

          The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 but is subject to shareholder approval at the November 1996 annual meeting. Those eligible to participate in the plan are full-time employees of the Company who are not participants in any Incentive Stock Option Plans provided by the Company. The plan provides for the grant of options to eligible employees on January 21, 1996, 1997 and 1998. Individual grants are issued for a percentage of the employee's annual base salary, (as determined each year by the Board of Directors, up to 10%), divided by the fair market value of one share of the Company's stock on the date of grant. Options are eligible to be exercised beginning 18 months after the date of grant for a period of nine months at which time they will expire.

          Information regarding the Company's stock option plans is summarized below:

                                                           1991          ALL            1993         1996
                                                           NSOP         ISOP's          D & O        ESPP
               ----------------------------------------------------------------------------------------------
               ----------------------------------------------------------------------------------------------
               OPTIONS OUTSTANDING - 06/30/93              26,512        318,533         20,000         -

                    Granted                                   -          520,000         10,000         -
                    Exercised                                 -           -              -              -
                    Canceled                                  -           75,725         -              -
            --------------------------------------------------------------------------------------------------
               OPTIONS OUTSTANDING - 06/30/94              26,512        762,808         30,000         -

                    Granted                                   -          140,000         10,000         -
                    Exercised                               8,228         -              -              -
                    Canceled                                  -          236,667         -              -
            --------------------------------------------------------------------------------------------------
               OPTIONS OUTSTANDING - 06/30/95              18,284        666,141         40,000         -

                    Granted                                   -          360,000        118,500         42,894
                    Exercised                              18,284        234,334          5,000         -
                    Canceled                                  -           60,000         -               4,889
               ------------------------------------------------------------------------------------------------
               ------------------------------------------------------------------------------------------------

               OPTIONS OUTSTANDING - 06/30/96                 -          731,807        153,500         38,005
               ------------------------------------------------------------------------------------------------
               ------------------------------------------------------------------------------------------------

               OPTIONS AVAILABLE TO GRANT - 06/30/96       -             133,859        157,833        261,995
               ------------------------------------------------------------------------------------------------
               ------------------------------------------------------------------------------------------------

               AVERAGE OPTION PRICE PER SHARE:
                    at June 30, 1994                        2.190          4.600          5.375              -
                    at June 30, 1995                        2.190          5.102          5.438              -
                    at June 30, 1996                            -          7.047          5.773          7.750

               OPTIONS EXERCISABLE:
                    at June 30, 1994                       26,512        297,546         -                   -
                    at June 30, 1995                       18,284        347,807         -                   -
                    at June 30, 1996                       -             471,807        115,000              -

               AVERAGE PRICE OF OPTIONS EXERCISED:
                    at June 30, 1995                        2.190              -              -              -
                    at June 30, 1996                        2.190          4.620          5.500              -


                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(10) RETIREMENT PLAN

     The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code for all employees of the Company. The plan provides for employees to selectively defer a percentage of their wages, which the Company matches at a predetermined rate not to exceed 4 percent of the employee's wages. The plan also provides for additional contributions at the discretion of the Board of Directors. Total Company contributions to the plan during the years ended
     June 30, 1996, 1995 and 1994 were $185,387, $251,493 and $273,373, respectively.


(11) INITIAL PUBLIC OFFERING

     In connection with the 1992 initial public offering, warrants to purchase 100,000 common shares at $4.80 per share were issued to the underwriter. The warrants are exercisable from January 9, 1993 through January 8, 1997.


(12) DISCONTINUED OPERATIONS

     On April 26, 1995, the company sold its flight simulation business for $400,300. Included in the sale were net assets of approximately $1,225,000. The purchaser has agreed to complete simulation contracts in progress at the time of the sale on a time and material and fixed price basis. The Company is responsible for completion of these contracts, until novation of the contracts by the customer, to the purchaser of the simulation operations. As of June 30, 1996, the majority of these contracts have been substantially completed.

     The disposition of the flight simulation business has been accounted for as a discontinued operation and prior years consolidated statements of operations have been restated accordingly. Revenue of the discontinued operations were approximately $8,700,000 and $18,560,00 in 1995 and 1994, respectively.


(13) CONTINGENCIES

     The New Mexico Department of Taxation and Revenue is currently auditing the Company's compliance with applicable New Mexico gross receipts tax laws and regulations. Certain compliance issues have been identified during the audit which may result in an assessment of additional tax, penalties and interest. The Company intends to contest any proposed adjustments vigorously and expects that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Direct and allocable indirect costs charged to government contracts are subject to audit by the Company's customers or their principal agent, the Defense Contract Audit Agency (DCAA). As of June 30, 1996, as a result of past audits, no significant adjustments were required. Disallowed costs, if any, resulting from future audits will be recognized in the period of the disallowance. Management estimates that any such disallowed cost would not be material to the consolidated financial statements.

     The Company has been named as a defendant in a lawsuit filed on June 19, 1996. The Company is vigorously defending the lawsuit and has filed a counter suit. Management does not believe that the outcome of the litigation will have a material affect on the Company's financial condition or results of operations.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(14) SUBSEQUENT EVENT

     On August 19, 1996, the Company acquired Logical Design Group, Inc. ("LDG"), a Raleigh , North Carolina based designer and manufacturer of Intel-based VME central processing unit boards. The acquisition qualifies as a pooling of interests for accounting purposes and will constitute a tax-free reorganization for federal income tax purposes. Under the terms of the agreement, LDG shareholders exchanged all outstanding shares of LDG stock for 200,000 shares of the Company's stock.

     The financial position and results of operations of the Company and LDG will be combined in fiscal 1997 on a prospective basis. LDG's historical results do not have a material affect on combined results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


Certain information required by Part III is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting to be held November 12, 1996.


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company's Proxy Statement under the section entitled "Directors and Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement under the section entitled "Compensation of Executive Officers".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the corresponding section of the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement under the section entitled "Directors and Executive Officers".

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits. The Exhibits listed on the accompanying Index to Exhibits at the end of this Report are filed as part of, or incorporated by reference into, this Report.

(b) Financial Statement Schedules. The schedules are omitted inasmuch as the required information is not present or not present in amounts sufficient to require submission of the respective schedules, or the information is included in the financial statements, including the notes thereto.

(c)  Reports on Form 8-K during the fourth quarter.

     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SBS TECHNOLOGIES, INC.



                                     By:  /s/ Andrew C. Cruce
                                          Andrew C. Cruce
                                          Chairman of the Board and
                                          Chief Executive Officer


Date:  Sept. 23, 1996

                             SBS Technologies, Inc.


                           Annual Report on Form 10-K
                         Fiscal Year Ended June 30, 1996

                                Index to Exhibits


Exhibit
  No.                      Description                                                                              Page
- ------                    --------------                                                                            ----
3.i(4)         Articles of Incorporation, as amended on June 28, 1995                                                - -
3.ii(4)        By-laws, as amended on May 8, 1995                                                                    - -
4.a(5)         Article VI of the Articles of Incorporation, as amended, as included in the
                Articles of Incorporation of SBS Technologies, Inc.                                                  - -
4.b(5)         Articles I, II of the Bylaws of SBS Engineering, Inc., as amended                                     - -
4.c(5)         Form of certificate evidencing Common Stock                                                           - -
10.a           Employment agreement between Registrant and
                 Dr. Andrew C. Cruce, dated October 1, 1993,
                 as amended                                                                Filed herewith electronically
10.b           Employment agreement between Registrant and
                 Scott A. Alexander, dated October 1, 1993,
                 as amended                                                                Filed herewith electronically
10.d           Employment agreement between Registrant and
                 Christopher J. Amenson, dated August 24, 1992,
                 as amended                                                                Filed herewith electronically
10.e(1)        1991 Key Employee Stock Option Plan                                                                   - -
10.f(1)        1992 Incentive Stock Option Plan                                                                      - -
10.g(1)        Stock Bonus Plan                                                                                      - -
10.h(2)        1993 Incentive Stock Option Plan                                                                      - -
10.i(2)        1993 Director and Officer Stock Option Plan                                                           - -
10.q(3)        Asset Purchase Agreement dated April 26, 1995 between registrant
                 and Camber Corporation.                                                                             - -
10.r(3)        Purchase Agreement dated April 28, 1995 between Registrant and GreenSpring
                 Computers, Inc. et al                                                                               - -
10.s(3)        Credit Agreement dated April 28, 1995 with NationsBank of Texas, N.A.                                 - -
10.t(3)        Lease dated May 25, 1995 between Registrant and PARS Asset
                 Management Company                                                                                  - -
10.v           1996 Employee Stock Purchase Plan, adopted January 21, 1996,
                 subject to shareholder approval.                                          Filed herewith electronically
10.w           Amended and Restated Term Loan and Revolver
                 Credit Facility from NationsBank of Texas, N.A.
                 dated April 26, 1996.                                                     Filed herewith electronically
10.x           Lease dated March 5, 1996, between Registrant and
                 Bohannon Trust Partnership II.                                            Filed herewith electronically
10.y           Pooling Agreement dated August 19, 1996 between
                Registrant and Logical Design Group, Inc. et al                            Filed herewith electronically
10.z           Management Incentive Plan                                                   Filed herewith electronically
11             Statement Re Computation of Per-Share Income                                Filed herewith electronically
22             Subsidiaries of the registrant                                              Filed herewith electronically
25             Power of attorney                                                           Filed herewith electronically
27             Financial Data Schedules                                                    Filed herewith electronically

(1)            Incorporated by reference to the exhibit filed with the Registrant's Registration
               Statement on Form S-18 (No 33-43256-D), originally filed October 8, 1991, which
               Registration Statement became effective January 9, 1992.
(2)            Incorporated by reference to Exhibits "A" & "B" of the Registrant's Proxy Statement for
               its annual meeting held November 10, 1992.
(3)            Incorporated by reference to Exhibits 10.q, 10.r, 10.s and 10.t of the Registrant's Annual
               Report on Form 10-K for the fiscal year ended June 30, 1995.
(4)            Incorporated by reference to Exhibits 3.1 and 3.2 of the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended December 31, 1995.
(5)            Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of Registrant's Registration
               Statement on Form S-3 originally filed on January 5, 1996 and Amendment No. 1 filed on March 14, 1996.