Form 10-Q
period 1996-09-30
SBS TECHNOLOGIES INC
filed 1996-11-12
CIK 880208

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               YES _X_      NO  ___


As of November 1, 1996, the Registrant had 3,433,657 shares of its common stock outstanding.

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                      ASSETS                                SEPTEMBER 30, 1996    JUNE 30, 1996
                      ------                                ------------------    -------------
Current assets:
   Cash and cash equivalents                                   $ 2,101,573          1,130,030
   Receivables, net (note 2)                                     7,716,642          6,421,224
   Inventories (note 3)                                          6,425,247          5,160,962
   Deferred income tax                                             343,600            317,100
   Prepaid expenses                                                223,970            303,846
   Other current assets                                            138,768            104,249
                                                               -----------         ----------
      Total current assets                                      16,949,800         13,437,411
                                                               -----------         ----------
Property and equipment, at cost                                  3,532,581          2,389,289
   Less accumulated depreciation                                 1,768,649          1,041,719
                                                               -----------         ----------
     Net property and equipment                                  1,763,932          1,347,570
                                                               -----------         ----------
Intangible assets, net                                           5,351,764          5,571,135

Deferred income taxes                                               55,900             55,900

Other assets                                                        31,656             31,656
                                                               -----------         ----------
         Total assets                                          $24,153,052         20,443,672
                                                               -----------         ----------
                                                               -----------         ----------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
   Current portion of long-term debt                           $ 1,477,112          1,458,976
   Accounts payable                                              1,995,098          1,243,748
   Accrued representative commissions                              503,614            353,278
   Accrued salaries                                                931,188          1,077,121
   Accrued compensated absences                                    438,203            340,342
   Accrued software license fees                                    48,000             33,000
   Income taxes                                                    790,960            223,381
   Other current liabilities                                       556,593            425,033
   Reserve for discontinued operations                              62,910             49,553
                                                               -----------         ----------
      Total current liabilities                                  6,803,678          5,204,432

Long-term liabilities:
   Long-term debt, excluding current installments                4,914,949          5,188,320
                                                               -----------         ----------
      Total long-term liabilities                                4,914,949          5,188,320
                                                               -----------         ----------
         Total liabilities                                      11,718,627         10,392,752
                                                               -----------         ----------
Stockholders' equity:
   Common stock, no par value; 30,000,000 shares authorized,
     3,430,657 issued and outstanding at September 30, 1996;
     3,178,133 issued and outstanding at June 30, 1996           4,998,049          4,690,786
   Common stock warrants                                           180,000            180,000
   Retained earnings                                             7,256,376          5,180,134
                                                               -----------         ----------
         Total stockholders' equity                             12,434,425         10,050,920
                                                               -----------         ----------
         Total liabilities and stockholders' equity            $24,153,052         20,443,672
                                                               -----------         ----------
                                                               -----------         ----------

          See accompanying notes to consolidated financial statements

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                 -------------------------------
                                                       1996           1995
                                                       ----           ----
Sales                                              $11,263,466     7,574,885

Cost of sales                                        5,245,753     3,580,472
                                                   -----------     ---------
   Gross profit                                      6,017,713     3,994,413

Selling, general and administrative expense          2,673,646     1,549,477

Research and development expense                       654,946       684,724

Amortization of intangible assets                      219,372       233,376
                                                   -----------     ---------
   Operating income from continuing operations       2,469,749     1,526,836
                                                   -----------     ---------
Interest income                                         14,844           959

Interest expense                                      (163,980)     (281,360)
                                                   -----------     ---------
                                                      (149,136)     (280,401)
                                                   -----------     ---------
Income from continuing operations before
   income taxes                                      2,320,613     1,246,435

Income taxes                                           928,200       524,000
                                                   -----------     ---------
Net income                                         $ 1,392,413       722,435
                                                   -----------     ---------
                                                   -----------     ---------
Net income per common and
   common equivalent share                              $ 0.33          0.23
                                                   -----------     ---------
                                                   -----------     ---------

             See accompanying notes to consolidated financial statements

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (UNAUDITED)

                                          COMMON                                     TOTAL
                                          STOCK            COMMON                    STOCK-
                                      -------------        STOCK      RETAINED      HOLDERS'
                                    SHARES     AMOUNT     WARRANTS    EARNINGS       EQUITY
                                    ------     ------     --------    --------      --------
Balance at June 30, 1995         2,893,654   $3,375,021   $ 75,000   $1,599,227   $ 5,049,248

Exercise of stock options          257,618    1,295,765       -            -        1,295,765
Warrants issued for business
       acquisition                    -            -       125,000         -          125,000
Exercise of warrants                26,861       20,000    (20,000)        -             -
Net income                            -            -          -       3,580,907     3,580,907
                                 ---------    ---------    -------    ---------    ----------
Balance at June 30, 1996         3,178,133    4,690,786    180,000    5,180,134    10,050,920
                                 ---------    ---------    -------    ---------    ----------
Exercise of stock options           52,524      239,263       -            -          239,263
Acquisition of Logical Design
       Group Inc.                  200,000       68,000       -         683,829       751,829
Net income                            -            -          -       1,392,413     1,392,413
                                 ---------    ---------    -------    ---------    ----------
Balance at September 30, 1996    3,430,657   $4,998,049   $180,000   $7,256,376   $12,434,425
                                 ---------    ---------    -------    ---------    ----------
                                 ---------    ---------    -------    ---------    ----------

             See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                      -------------------------------
                                                           1996             1995
                                                           ----             ----
Cash flows from operating activities:

   Net income                                          $ 1,392,413         722,435
                                                       -----------       ---------
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                         117,608          67,192
      Amortization of intangible assets                    219,372         233,378
      Bad debt expense                                     167,501          25,000
      Loss on disposition of assets                           -             (6,203)

      Changes in assets and liabilities:
         Receivables                                    (1,021,640)        (15,656)
         Inventories                                      (443,144)       (162,566)
         Prepaids and other assets                          51,386         189,576
         Accounts payable                                  494,366          88,338
         Accrued representative commissions                133,096         134,352
         Accrued salaries                                 (165,933)         55,707
         Accrued compensated absences                       31,426          27,899
         Accrued software license fees                      15,000           3,000
         Income taxes                                      569,131         243,783
         Other current liabilities                         108,542        (491,900)
                                                       -----------       ---------
            Net adjustments                                276,711         391,900
                                                       -----------       ---------
            Net cash provided by operating activities    1,669,124       1,114,335
                                                       -----------       ---------
Cash flow from investing activities:
   Business acquisition (note 4)                             1,351            -
   Acquisition of property and equipment                  (207,949)        (88,143)
                                                       -----------       ---------
      Net cash used by investing activities               (206,598)        (88,143)
                                                       -----------       ---------

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

Cash flows from financing activities:
   Proceeds from notes payable to bank                        -          1,395,000
   Payments on notes payable to bank                          -         (1,845,782)
   Payments on liability to stockholder                    (25,000)        (25,000)
   Payments on long-term borrowings                       (705,246)     (1,471,804)
   Proceeds from exercise of stock options                 239,263         362,990
                                                       -----------      ----------
      Net cash provided (used) by financing activities    (490,983)     (1,584,596)
                                                       -----------      ----------
Net increase (decrease) in cash and cash equivalents       971,543        (558,404)

Cash and cash equivalents at beginning of period         1,130,030         883,804
                                                       -----------      ----------
Cash and cash equivalents at end of period              $2,101,573         325,400
                                                       -----------      ----------
                                                       -----------      ----------
Supplemental disclosure of cash flow information:

   Interest paid                                        $  165,738         274,682
   Income taxes paid                                       352,624         280,217

Noncash financing and investing activities:

    Assets acquired through capital leases              $   70,733           -

    Summary of assets, liabilities, and equity
      acquired through acquisition (note 4):
         Cash and cash equivalents                      $    1,351
         Receivables                                       441,279
         Inventories                                       821,141
         Deferred income tax                                26,500
         Prepaid expenses                                    6,029
         Net property and equipment                        255,288
         Accounts payable                                 (256,984)
         Accrued representative commissions                (17,240)
         Accrued salaries                                  (20,000)
         Accrued compensated absences                      (66,435)
         Debt                                             (404,277)
         Income taxes                                        1,552
         Other current liabilities                         (36,375)
         Common stock                                      (68,000)
         Retained Earnings                              $ (683,829)    $     -
                                                       -----------      ----------
                                                       -----------      ----------

             See accompanying notes to consolidated financial statements

                              SBS TECHNOLOGIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1996
                                   (UNAUDITED)

1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies as set forth in SBS Technologies, Inc.'s Annual Report on Form 10-K dated September 23, 1996 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results for such interim period. Results for an interim period are not necessarily indicative of results for a full year.

     Certain amounts in the September 30, 1995 financial statements have been reclassified to conform with the September 30, 1996 presentation.

2)   RECEIVABLES, NET

     Receivables, net consisted of the following:

                                              SEPTEMBER 30, 1996   JUNE 30, 1996
                                              ------------------   -------------
         Accounts receivable                     $6,963,662          5,527,620
         Contract receivables:
         Amounts billed                             641,834            721,803
         Recoverable costs and accrued profit
           on progress completed - not billed       348,884            242,038
                                                 ----------          ---------
                                                    990,718            963,841
                                                 ----------          ---------
                                                  7,954,380          6,491,461
                                                 ----------          ---------
         Less:  allowance for doubtful accounts    (237,738)           (70,237)
                                                 ----------          ---------
                                                 $7,716,642          6,421,224
                                                 ----------          ---------
                                                 ----------          ---------

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

3)   INVENTORIES

     Inventories are valued at average cost which does not exceed market.

                                              SEPTEMBER 30, 1996   JUNE 30, 1996
                                              ------------------   -------------
         Raw materials                           $3,082,497          2,254,788
         Work in process                          2,131,551          1,546,800
         Finished goods                           1,211,199          1,359,374
                                                 ----------          ---------
                                                 $6,425,247          5,160,962
                                                 ----------          ---------
                                                 ----------          ---------

                                SBS TECHNOLOGIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
                                     (CONTINUED)

4)   BUSINESS ACQUISITIONS

     On August 19, 1996, the Company acquired Logical Design Group, Inc. ("LDG"), a Raleigh, North Carolina based designer and manufacturer of Intel-based VME central processing unit boards. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax free reorganization for federal income tax purposes. Under the terms of the agreement, LDG shareholders exchanged all outstanding shares of LDG stock for 200,000 shares of the Company's stock.

     The financial position and results of operations of the Company and LDG are combined in fiscal 1997 on a prospective basis. LDG's historical results do not have a material affect on combined financial position or results of operations.

5)   SUBSEQUENT EVENT

     On October 8, 1996, the Company entered an agreement to acquire all of the outstanding shares of Bit 3 Computer Corporation for a total cash purchase price of $24 million, subject to the successful completion of a public offering of 1,500,000 shares of the Company's common stock with estimated net proceeds to the Company of approximately $34 million. In connection with the acquisition, the Company has made an assessment, in conjunction with an independent valuation firm, of purchased assets and technology. The assessment determined that $11 million of the purchase price represents technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. Had the acquisition and the offering of stock occurred at July 1, 1995, reported net income and net income per common and common equivalent share for the year ended June 30, 1996 and the quarter ended September 30, 1996 would have been approximately $503,000 and $0.10, and $2,313,000 and $0.41, respectively.

                             SBS TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE:
GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

RECENT ACQUISITION

On August 19, 1996, the Company completed a pooling of interest transaction with LDG. LDG manufactures Intel processor-based CPU boards for the standard bus embedded computer market. The financial results of LDG are not included in the Company's Consolidated Financial Statements for the periods prior to July 1, 1996 as historical results did not have a material effect on combined consolidated results of operations. For its fiscal year ended March 31, 1996, LDG recorded sales of approximately $4.0 million and income from continuing operations of approximately $103,000.

RESULTS OF OPERATIONS

         SALES. For the three month period ended September 30, 1996, sales increased 48.7% or $3.7 million, from $7.6 million in the three months ended September 30, 1995 to $11.3 million. This increase was primarily attributable to the additional sales contributed by LDG which was acquired on August 19, 1996, and pooled effective July 1, 1996, as well as increases from the Company's avionics and telemetry products. During the three month period ended September 30, 1996 , prices for the Company's products remained firm and unit shipments increased.

         GROSS PROFIT. For the three month period ended September 30, 1996, gross profit increased 50.0%, or $2.0 million from $4.0 million, in the three months ended September 30, 1995 to $6.0 million. For the three month period ended September 30, 1996, gross margin increased 53.4% of sales from 52.7% in the three months ended September 30, 1995. This increase was primarily due to the effects of additional sales volume and reductions in component material costs.

         SELLING, GENERAL AND ADMINISTRATION. For the three month period ended September 30, 1996, selling, general and administration expense increased 80.0%, or $1.2 million, from $1.5 million in the three months ended September 30, 1995 to $2.7 million and as a percentage of sales increased to 23.7% from 20.7% in the three months ended September 30, 1995. This increase was primarily the result of the inclusion of the results of LDG, management's decision to increase reserves and accruals due to the higher level of business activity and costs associated with acquisitions.

         RESEARCH AND DEVELOPMENT. For the three month period ended September 30, 1996, research and development expense decreased 4.3%, or $30,000, from $685,000 in the three months ended September 30, 1995 to $655,000 and as a percentage of sales decreased to 5.8% from 9.0% in the three months ended September 30, 1995. This increase was a result of expenditures relating to the completion of certain development programs during the 1996 fiscal year.

         AMORTIZATION OF INTANGIBLE ASSETS. For the period ended September 30, 1996, amortization of intangible assets decreased 6.0%, or $14,000, from $233,000 in the three months ended September 30, 1995 to $219,000. This decrease was a result of completing the amortization of intangible assets relating to the acquisition of Berg Systems International during the first quarter of fiscal 1996.

         INTEREST EXPENSE, NET OF INTEREST INCOME. For the period ended September 30, 1996, interest expense, net of interest income decreased 46.8%, or $131,000, from $280,000 in the three months ended September 30, 1995 to $149,000. This decrease was the result of the reduction in debt to finance the acquisition of GreenSpring Computers, Inc.

         INCOME TAXES. For the period ended September 30, 1996, income taxes increased $404,000, or 77.1%, from $524,000 in the three months ended September 30, 1995 to $928,000, representing effective tax rates of 40% and 42%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenses and operations.

Cash totaled $2.1 million at September 30, 1996, an increase of $972,000 from June 30, 1996. Net cash provided by operating activities for the three months ended September 30, 1996 was $1.7 million. Increases in sales volume and demand for semiconductor parts during the three months ended September 30, 1996 have caused the Company to increase accounts receivable and inventory. In addition, liabilities increased in line with the current level of business activity. Net cash used in investing activities for the three months ended September 30, 1996 of $207,000 was primarily for the purchase of equipment.
The Company utilized cash in financing activities of $491,000 primarily to repay portions of bank debt.

On April 26, 1996, the Company amended its bank financing agreement with NationsBank of Texas, N.A. ("NationsBank"), originally entered into in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit. The term loan is a three year note with a five year amortization maturing on October 30, 1999. This not refinanced a majority of the Company's outstanding debt, including the $1.0 million not previously payable to the former shareholders and option holders of GreenSpring entered into April 1995 at the time the Company acquired GreenSpring. The revolving line of credit matures on October 30, 1997. The interest rate on the term loan is NationsBank's prime rate plus 0.25% or LIBOR plus 2.5% in 30, 60, or 90 day options. The interest rate of the revolving line of credit is NationsBank's prime rate or LIBOR plus 2.25% in 30, 60, or 90 day options. The amended financing agreement provides for a security interest by NationsBank in the Company's receivables, inventories, and equipment and imposes certain performance ratios on the Company. These ratios include a current maturities ratio which requires that the Company's net earnings, plus depreciation and amortization expense for the preceding four quarters from time of measurement compared to the Company's current portion of its long-term debt, will not be less than a ratio of 2 to 1, a senior funded debt to EBITDA ratio which requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.5 to 1 when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from time measurement; and a fixed charge coverage ratio requiring that the Company's income before tax plus interest expense and operating lease expense for the preceding four quarters from time of measurement will not be less than a ratio of 2 to 1 when compared to the Company's interest expense plus operating lease expense for the same preceding four quarters. The Company is also prohibited from disposing of or acquiring certain assets and businesses without the consent of the lender.

At September 30, 1996, the Company was in compliance with all of the covenants of the amended financing agreement. The outstanding balance on the term loan with NationsBank at September 30, 1996 was $6.2 million, of which $5.0 million bears interest at LIBOR plus 2.5% (8.1% at September 30, 1996) and $1.2 million was at NationsBank's base rate plus 0.25% (8.5% at September 30, 1996). The term loan is payable in monthly installments of $112,500. As of September 30, 1996, there were no borrowings drawn on the revolving line of credit.

Management believes that financial resources, including its internally generated funds, available bank borrowings and the net proceeds from this offering, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

SUBSEQUENT EVENT

On October 8, 1996, the Company entered an agreement to acquire all of the outstanding shares of Bit 3 Computer Corporation for a total cash purchase price of $24 million, subject to the successful completion of a public offering of 1,500,000 shares of the Company's common stock with estimated net proceeds to the Company of approximately $34 million. In connection with the acquisition, the Company has made an assessment, in conjunction with an independent valuation firm, of purchased assets and technology. The assessment determined that $11 million of the purchase price represents technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. Had the acquisition and the offering of stock occurred at July 1, 1995, reported net income and net income per common and common equivalent share for the year ended June 30, 1996 and the quarter ended September 30, 1996 would have been approximately $503,000 and $0.10, and $2,313,000 and $0.41, respectively.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults by the Company upon its Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

        On October 8, 1996, the Company entered an agreement to acquire all of the outstanding shares of Bit 3 Computer Corporation for a total cash purchase price of $24 million, subject to the successful completion of a public offering of 1,500,000 shares of the Company's common stock with estimated net proceeds to the Company of approximately $34 million. In connection with the acquisition, the Company has made an assessment, in conjunction with an independent valuation firm, of purchased assets and technology. The assessment determined that $11 million of the purchase price represents technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. Had the acquisition and the offering of stock occurred at July 1, 1995, reported net income and net income per common and common equivalent share for the year ended June 30, 1996 and the quarter ended September 30, 1996 would have been approximately $503,000 and $0.10, and $2,313,000 and $0.41, respectively.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

             10.1 Pooling Agreement dated August 19, 1996 between the Registrant and Logical Design Group, Ltd. et al, filed as
                   Exhibit 10(y) of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

             11.  Statement re computation of per-share income

             27.  Financial data schedule

        (b)  Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SBS TECHNOLOGIES, INC.

Date:  November 11, 1996              /s/ Christopher J. Amenson
                                      President and Chief Executive Officer


Date:  November 11, 1996              /s/ James E. Dixon, Jr.
                                      Vice President of Finance & Administration

                             SBS TECHNOLOGIES, INC.
                                 EXHIBIT INDEX

EXHIBIT NUMBER                    DESCRIPTION                        METHOD OF FILING
--------------   ---------------------------------------------   -----------------------
03.i(1)          Articles of Incorporation, as amended.                    --

03.ii(1)         Bylaws, as amended.                                       --

10.1 Pooling Agreement dated August 19, 1996 between the Registrant and Logical Design Group, Ltd. et al, filed as Exhibit 10(y) of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.

11.              Statement Re Computation of Per-Share Income     Filed herewith electronically

27.              Financial Data Schedules                         Filed herewith electronically

(1) Incorporated by reference to Exhibits 3.1 and 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.