Form 10-K/A
period 1996-06-30
SBS TECHNOLOGIES INC
filed 1996-11-14
CIK 880208

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  FORM 10-K/A


 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the fiscal year ended JUNE 30, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


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

This item is amended to incorporate by reference the sections of "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SBS TECHNOLOGIES, INC." relating to the fiscal year ended June 30, 1996, and the acquisition of Bit 3 Computer Corporation included in the Registrant's Registration Statement on Form S-2, Amendment No. 1, dated October 22, 1996.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This item is amended to incorporate by reference the Registrant's consolidated balance sheets as of June 30, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996, included in the Registrant's Registration Statement on Form S-2, Amendment No. 1, dated
October 22, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SBS TECHNOLOGIES, INC.



                                    By: /s/ Christopher J. Amenson
                                        Christopher J. Amenson
                                        Chief Executive Officer


Date:  November 11, 1996

                              SBS Technologies, Inc.


                           Annual Report on Form 10-K/A
                          Fiscal Year Ended June 30, 1996

                                Index to Exhibits



Exhibit
  No.          Description                                                 Page
-------        -----------                                                 ----

10.j       Amendment to lease dated September 21, 1996 between
            Registrant and PARS Asset Management Company                   Filed herewith electronically

10.k       Lease dated July 18, 1995 between Logical Design, Inc.
            and Carolantic Realty.                                         Filed herewith electronically

10.l       Lease dated January 18, 1994 between Berg Systems
            International, Inc. a subsidiary of the Registrant and
            Equity Growth Investments                                      Filed herewith electronically

23.2(1)    Consent of KPMG Peat Marwick LLP.                               Filed herewith electronically

--------------
(1)   Incorporated by reference to the Registrant's Registration Statement on
      Form S-2, Amendment No. 1, dated October 22, 1996, exhibit 10.18 Stock
      Purchase Agreement dated October 8, 1996 between the Registrant and
      Philip M. Vukovic and Larry L. Larsen.
