Form 10-Q
period 1996-12-31
SBS TECHNOLOGIES INC
filed 1997-02-13
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934


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

                              YES   X      NO
                                  -----       -----

           As of February 1, 1997, the Registrant had 5,322,853 shares of its common stock outstanding.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                    Assets                                       December 31, 1996                  June 30, 1996
                    ------                                       -----------------                  -------------
Current assets:
   Cash and cash equivalents                                     $    13,573,585                     1,130,030
   Receivables, net (note 2)                                           8,948,666                     6,421,224
   Inventories (note 3)                                                8,110,158                     5,160,962
   Deferred income tax                                                   676,396                       317,100
   Prepaid expenses                                                      367,978                       303,846
   Other current assets                                                  215,518                       104,249
                                                                  --------------                 -------------
       Total current assets                                           31,892,301                    13,437,411
                                                                  --------------                 -------------
Property and equipment, at cost                                        4,087,870                     2,389,289
   Less accumulated depreciation                                       1,916,289                     1,041,719
                                                                  --------------                 -------------
       Net property and equipment                                      2,171,581                     1,347,570
                                                                  --------------                 --------------
Intangible assets, net                                                14,789,790                     5,571,135

Deferred income taxes                                                  4,162,567                        55,900

Other assets                                                              31,656                        31,656
                                                                  --------------                 -------------
       Total assets                                              $    53,047,895                    20,443,672
                                                                  ==============                 =============
               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
   Current portion of long-term debt                             $     1,072,231                     1,458,976
   Accounts payable                                                    1,756,712                     1,243,748
   Accrued representative commissions                                    498,540                       353,278
   Accrued salaries                                                    1,288,771                     1,077,121
   Accrued compensated absences                                          602,084                       340,342
   Accrued software license fees                                           9,000                        33,000
   Income taxes                                                             -                          223,381
   Other current liabilities                                             686,747                       425,033
   Reserve for discontinued operations                                    65,094                        49,553
                                                                  --------------                 -------------
     Total current liabilities                                         5,979,179                     5,204,432

Long-term liabilities:
   Long-term debt, excluding current installments                      2,788,193                     5,188,320
                                                                  --------------                 -------------
     Total long-term liabilities                                       2,788,193                     5,188,320
                                                                  --------------                 -------------
     Total liabilities                                                 8,767,372                    10,392,752
                                                                  --------------                 -------------
Stockholders' equity:
   Common stock, no par value; 30,000,000 shares authorized,
     5,249,617 issued and outstanding at December 31, 1996;
     3,178,133 issued and outstanding at June 30, 1996                41,857,818                     4,690,786
   Common stock warrants                                                 147,689                       180,000
   Retained earnings                                                   2,275,016                     5,180,134
                                                                  --------------                 -------------
       Total stockholders' equity                                     44,280,523                    10,050,920
                                                                  --------------                 -------------
       Total liabilities and stockholders' equity                $    53,047,895                    20,443,672
                                                                  ==============                 =============

           See accompanying notes to consolidated financial statements

                                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                 Six Months Ended December 31          Three Months Ended December 31
                                               -------------------------------       -------------------------------------
                                                    1996               1995                1996               1995
                                                  ----------        ----------          ----------         ---------
Sales                                           $ 23,530,369        15,017,560          12,266,903         7,442,675

Cost of sales                                     11,366,476         7,110,469           6,120,723         3,529,997
                                                  ----------        ----------          ----------         ---------
    Gross Profit                                  12,163,893         7,907,091           6,146,180         3,912,678

Selling, general and administrative expense        4,868,469         3,035,857           2,194,823         1,486,380

Research and development expense                   1,515,966         1,362,242             861,020           677,518

Acquired in-process research and
  development charge                              11,000,000          -                 11,000,000          -

Amortization of intangible assets                    561,935           446,844             342,563           213,468
                                                  ----------        ----------          ----------         ---------
    Operating income (loss)                       (5,782,477)        3,062,148          (8,252,226)        1,535,312
                                                  ----------        ----------          ----------         ---------

Interest income                                      103,095             1,376              88,251               417

Interest expense                                    (302,165)         (480,923)           (138,185)         (199,563)
                                                  ----------        ----------          ----------         ---------
                                                    (199,070)         (479,547)            (49,934)         (199,146)
                                                  ----------        ----------          ----------         ---------

Income (loss) before income taxes                 (5,981,547)        2,582,601          (8,302,160)        1,336,166

Income taxes                                      (2,392,600)        1,084,000          (3,320,800)          560,000
                                                  ----------        ----------          ----------         ---------
Net income (loss)                               $ (3,588,947)        1,498,601          (4,981,360)          776,166
                                                  ==========        ==========          ==========         =========
Net income (loss) per common and
  common equivalent share (note 4)              $      (0.97)              0.45              (1.24)              0.23
                                                        ====               ====               ====               ====

                See accompanying notes to consolidated financial statements

                              SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (UNAUDITED)


                                                 Common                                                        Total
                                                  stock                    Common                              stock-
                                        ------------------------           stock             Retained          holders'
                                        Shares           Amount            warrants          earnings          equity
                                        ------------------------         ------------       ------------     -------------
Balance at June 30, 1995                2,893,654    $ 3,375,021           $ 75,000         $ 1,599,227       $ 5,049,248

Exercise of stock options                 257,618      1,295,765               -                   -            1,295,765
Warrants issued for business
    acquisition                              -              -               125,000                -              125,000
Exercise of warrants                       26,861         20,000            (20,000)               -                 -
Net income                                   -              -                  -              3,580,907         3,580,907
                                        ---------    -----------          ----------        -----------        ----------
Balance at June 30, 1996                3,178,133      4,690,786            180,000           5,180,134        10,050,920
                                        =========    ===========            =======         ===========
Exercise of stock options                 319,715      1,373,523               -                   -            1,373,523
Exercise of warrants                       51,769         32,311            (32,311)               -                 -
Acquisition of Logical Design
    Group Inc.                            200,000         68,000               -                683,829           751,829
Common stock issued in
    public offering                     1,500,000     35,693,198               -                   -           35,693,198
Net loss                                     -              -                  -             (3,588,947)       (3,588,947)
                                        ---------     ----------          ----------        ------------       -----------
Balance at December 31, 1996            5,249,617   $ 41,857,818          $ 147,689         $ 2,275,016      $ 44,280,523
                                        =========     ==========          ==========        ============       ===========

             See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                Six Months Ended December 31
                                                               ------------------------------
                                                                  1996               1995
                                                                  ----               ----
Cash flows from operating activities:
  Net income                                                 $ (3,588,947)         1,498,601
                                                             -------------        -----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                  267,161            127,060
    Amortization of intangible assets                             561,935            446,844
    Bad debt expense                                              186,002             50,200
    Gain on disposition of assets                                    (503)              -
    Imputed interest                                               20,582               -
    Acquired in-process research and development charge        11,000,000               -

    Changes in assets and liabilities:
      Receivables                                                (556,219)         1,020,174
      Inventories                                                (536,607)          (616,001)
      Deferred income taxes                                    (4,400,000)              -
      Prepaids and other assets                                    37,714            185,913
      Accounts payable                                             71,830           (731,143)
      Accrued representative commissions                          128,022            (14,030)
      Accrued salaries                                            103,551            200,884
      Accrued compensated absences                                107,607             74,212
      Accrued software license fees                               (24,000)             6,000
      Income taxes                                               (221,829)          (202,875)
      Other current liabilities                                    (1,478)          (614,880)
                                                             -------------        -----------
        Net adjustments                                         6,743,768            (67,642)
                                                             -------------        -----------
        Net cash provided by operating activities               3,154,821          1,430,959
                                                             -------------        -----------
Cash flow from investing activities:
  Business acquisition (note 5)                               (20,259,266)              -
  Acquisition of property and equipment                          (564,078)          (256,625)
                                                             -------------        -----------
    Net cash used by investing activities                     (20,823,344)          (256,625)
                                                             -------------        -----------

                                     (Continued)
                                       Page 5

                                 SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (CONTINUED)

                                                                Six Months Ended December 31
                                                               -------------------------------
                                                                  1996               1995
                                                                  ----               ----
Cash flows from financing activities:
  Proceeds from notes payable to bank                                -             3,020,000
  Payments on notes payable to bank                                  -            (2,770,782)
  Payments on liability to stockholder                            (50,000)           (50,000)
  Payments on long-term borrowings                             (6,904,643)        (2,304,465)
  Proceeds from exercise of stock options and warrants          1,373,523            638,436
  Net proceeds from sale of common stock                       35,693,198               -
                                                             -------------        -----------
    Net cash provided (used) by financing activities           30,112,078         (1,466,811)
                                                             -------------        -----------
Net increase (decrease) in cash and cash equivalents           12,443,555           (292,477)

Cash and cash equivalents at beginning of period                1,130,030            883,804
                                                             -------------        -----------
Cash and cash equivalents at end of period                   $ 13,573,585            591,327
                                                             =============        ===========

Supplemental disclosure of cash flow information:

  Interest paid                                              $    270,043            478,740
  Income taxes paid                                          $  2,231,027          1,301,875

Noncash financing and investing activities:

  Assets acquired through capital leases                     $    (70,733)              -
                                                             =============        ===========

             See accompanying notes to consolidated financial statements

                             SBS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

     Certain amounts in the December 31, 1995 financial statements have been reclassified to conform with the December 31, 1996 presentation.

2)   RECEIVABLES, NET

     Receivables, net consisted of the following:

                                                    December 31, 1996      June 30, 1996
                                                    -----------------      -------------
          Accounts receivable                         $  8,387,871           5,527,620
          Contract receivables:
            Amounts billed                                 358,174             721,803
            Recoverable costs and accrued profit
              on progress completed - not billed           467,172             242,038
                                                      ------------           ---------
                                                           825,346             963,841
                                                      ------------           ---------
                                                         9,213,217           6,491,461
                                                      ------------           ---------
          Less:  allowance for doubtful accounts          (264,551)            (70,237)
                                                      ------------           ---------
                                                      $  8,948,666           6,421,224
                                                      ============           =========


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

3)   INVENTORIES

     Inventories are valued at average cost which does not exceed market.

                              December 31, 1996    June 30, 1996
                              -----------------    -------------

          Raw materials          $  3,535,128        2,254,788
          Work in process           2,608,851        1,546,800
          Finished goods            1,966,179        1,359,374
                                 ------------        ---------
                                 $  8,110,158        5,160,962
                                 ============        =========

                             SBS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (CONTINUED)

4)   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share are based on the weighted average shares of common stock and, if dilutive, common equivalent shares (options and warrants) outstanding during the period.

     The number of shares used in the earnings per share computations are as follows:

                                                         Six Months Ended               Three Months Ended
                                                            December 31                     December 31
                                                            -----------                     -----------
                                                          1996        1995               1996           1995
                                                          ----        ----               ----           ----
     Weighted average shares of common
       stock outstanding during the year               3,709,624     2,960,576          4,025,670     3,017,012
     Common equivalent shares - assumed
       exercise of options and warrants                     -          362,615               -          374,836
           Total common and common                     ---------     ---------          ---------     ---------
             equivalent shares                         3,709,624     3,323,191          4,025,670     3,391,848
                                                       =========     =========          =========     =========


5)   BUSINESS ACQUISITIONS
     On August 19, 1996, the Company acquired Logical Design Group, Inc. ("LDG"), a Raleigh, North Carolina based designer and manufacturer of Intel-based VME central processing unit boards. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax free reorganization for federal income tax purposes. Under the terms of the agreement, LDG shareholders exchanged all outstanding shares of LDG stock for 200,000 shares of the Company's stock.

     Assets, liabilities, and equity assumed in the acquisition are as follows:

          Cash and equivalents                       $      1,351
          Accounts receivable                             441,279
          Inventory                                       821,141
          Deferred income tax                              26,500
          Prepaid and other assets                          6,029
          Property and equipment (net)                    255,288
          Income taxes                                      1,552
          Accounts payable                               (256,984)
          Accrued representative commissions              (17,240)
          Accrued salaries                                (20,000)
          Accrued compensated absences                    (66,435)
          Debt                                           (404,277)
          Other current liabilities                       (36,375)
          Common stock                                    (68,000)
          Retained earnings                              (683,829)

     The financial position and results of operations of the Company and LDG are combined in fiscal 1997 on a prospective basis. LDG's historical results do not have a material affect on combined financial position or results of operations.

                             SBS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (CONTINUED)

     On November 18, 1996, the Company completed the purchase of Bit 3 Computer Corporation ("Bit 3"), a Minneapolis-based manufacturer of computer networking and interconnection hardware. The Company acquired all the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million. The initial cash payment to the two shareholders of Bit 3 ("the Sellers") of $20.0 million was funded by an offering of SBS common stock. Subsequent cash payments of $1.0 million and $3.0 million will be paid to the Sellers on July 1, 1997 and July 1, 1998, respectively. In connection with the acquisition, the Company made an assessment, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus was charged to earnings under generally accepted accounting principles. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over 10 years.

     Assets acquired and liabilities assumed in the acquisition are as follows:

               Cash and equivalents                    $        22,138
               Accounts receivable                           1,715,946
               Inventory                                     1,591,448
               Prepaid and other assets                        207,086
               Property and equipment (net)                    200,570
               Deferred tax asset                               39,463
               Goodwill                                      9,780,590
               Accounts payable                               (184,150)
               Accrued salaries                                (88,099)
               Accrued compensated absences                    (87,700)
               Other accrued liabilities                      (242,358)
                                                            -----------
                                                            12,954,934
               In process research and development          11,000,000
                                                            -----------
                                                          $ 23,954,934
                                                            ==========

     The purchase price was paid as follows:

               Cash                                       $ 20,000,000
               Notes payable issued                          4,000,000
               Discount of notes payable                      (327,821)
               Acquisition costs                               282,755
                                                            ----------
                                                          $ 23,954,934
                                                            ==========

                             SBS TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


     The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition of Bit 3 had occurred at July 1, 1995 and 1996:

                          ($ in millions except per share amounts)

                                        Six Months Ended    Three Months Ended
                                           December  31         December 31
                                           ------------         -----------
                                          1996      1995      1996      1995
                                          ----      ----      ----      ----
        Sales                             31.4      16.3      21.6      10.8
        Net income (loss)                 (2.4)      1.9      (3.5)      1.4
        Net income (loss) per common
           and common equivalent share     (.49)      .31      (.79)      .30


     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

                             SBS TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE:
GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST, AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.


RECENT PUBLIC STOCK OFFERING

On November 18, 1996, SBS Technologies, Inc. (the "Company") consummated a fully underwritten public offering of 1,500,000 shares of the Company's Common Stock at a price of $25.625 per share. In addition, certain selling shareholders sold an additional 300,000 shares in the offering. The proceeds of the sale of the 300,000 additional shares did not benefit the Company; however, the Company did receive the exercise price of $4.80 per share from the exercise of warrants
covering 100,000 of the shares.   The offering was managed by an underwriting
group led by Cowen & Co. and SoundView Financial Group, Inc. The net proceeds to the Company of the public offering were used to fund the acquisition of Bit 3 Computer Corporation ("Bit 3") (see Recent Acquisition below), and to repay long-term debt, and the balance will be used for general working capital requirements.


RECENT ACQUISITION

On November 18, 1996, the Company completed the purchase of Bit 3. Bit 3 is a Minneapolis-based manufacturer of computer networking and interconnection hardware for many of the most widely used computer architecture standards in the standard bus embedded computer market. Under the terms of the purchase agreement dated October 8, 1996 (the "Acquisition Agreement") among the Company and the two shareholders of Bit 3 (the " Sellers"), the Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million, paid from proceeds from the public offering and cash flow from the Company's operations. Of this total purchase price, $20.0 million was paid to the sellers in cash upon the closing of the offering. Of the balance of $4.0 million, $1.0 million will be paid to the Sellers on July 1, 1997 and $3.0 million will be paid to the sellers on July 1, 1998, pursuant to secured promissory notes according to the terms of the Acquisition Agreement. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $9.78 million of goodwill which is being amortized over a ten year period.

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition of Bit 3 had occurred at July 1, 1995 and July 1, 1996:



                                   ($ in millions except per share amounts)

                                        Six Months Ended    Three Months Ended
                                          December  31          December 31
                                          ------------          -----------
                                         1996      1995        1996      1995
                                         ----      ----        ----      ----
       Sales                             31.4      16.3        21.6      10.8
       Net income (loss)                 (2.4)      1.9        (3.5)      1.4
       Net income (loss) per common
          and common equivalent share     (.49)      .31        (.79)      .30


The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.


RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

SALES.   For the six month period ended December 31, 1996, sales increased 57%
or $8.5 million from $15.0 million for the six month period ended December 31, 1995 to $23.5 million. This increase was primarily attributable to the sales contributed by Logical Design Group, Inc. ("LDG"), which was acquired effective August 19, 1996, and pooled effective July 1, 1996, and sales contributed by Bit 3, which was acquired on November 18, 1996, as well as from increases in
sales of the Company's avionics and I/O products.   During the six month period
ended December 31, 1996 prices for the Company's products remained firm and unit shipments increased in avionics and I/O products.

GROSS PROFIT. For the six month period ended December 31, 1996, gross profit increased 54.4% or $4.3 million from $7.9 million for the six month period ended December 31, 1995 to $12.2 million. For the six month period ended December 31, 1996 gross profit as a percentage of sales decreased .8% to 51.9% from 52.7% for the six month period ended December 31, 1995. This decrease was primarily due to the effect of including for the entire period the results of operations of the Company's CPU products subsidiary, LDG, which traditionally generates lower margins than the Company's other product areas, sales mix changes in the Company's other product lines, partially offset by reductions in component material costs.

SELLING, GENERAL AND ADMINISTRATION EXPENSE.   For the six month period ended
December 31, 1996, selling, general and administration (SG&A) expense increased 63.3% or $1.9 million from $3.0 million for the six month period ended December 31, 1995 to $4.9 million due primarily to costs associated with the increased sales for the period. For the six month period ended December 31, 1996, SG&A expense as a percentage of sales increased 0.5% to 20.7% from 20.2% in the six month period ended December 31, 1995, indicating that increased sales volume largely offset the increase in actual expenditures and reserves as the Company expanded its business.

RESEARCH AND DEVELOPMENT EXPENSE. For the six month period ended December 31, 1996, research and development expense (R&D) increased 11.8% or $160,000 from $1.36 million for the six month period ended December 31, 1995 to $1.52 million. For the six month period ended December 31, 1996, R&D expense as a percentage of sales decreased 2.6% to 6.4% from 9.0% in the six month period ended December 31, 1995. Although R&D expense as a percentage of sales was lower than in the same period of the previous year, the total dollars spent increased as the Company continued to invest in new products.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. In connection with the acquisition of Bit 3 completed on November 18, 1996, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit
3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

AMORTIZATION OF INTANGIBLE ASSETS. For the six month period ended December 31, 1996, amortization of intangible assets increased 25.7% or $115,000 from $447,000 for the six month period ended December 31, 1995 to $562,000. This increase was primarily the result of the amortization of goodwill associated with the acquisition of Bit 3.

INTEREST INCOME. For the six month period ended December 31, 1996, interest income increased $101,719 from $1,376 for the six month period ended December 31, 1995 to $103,095. This increase is due to earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering consummated on November 18, 1996.

INTEREST EXPENSE. For the six month period ended December 31, 1996, interest expense decreased 37.2% or $179,000 from $481,000 for the six month period ended December 31, 1995 to $302,000. This decrease is attributable to the reduction of debt incurred primarily to finance the acquisition of GreenSpring Computers, Inc. in April 1995 and the elimination of all bank debt effective November 22, 1996 by application of some of the proceeds of the public offering.

INCOME TAXES. For the six month period ended December 31, 1996 and the six month period ended December 31, 1995, income taxes represented an effective income tax rate of 40% and 42%, respectively.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE. For the six month period ended December 31, 1996, net income (loss) per common and common equivalent share was ($0.97) compared to $0.45 for the six month period ended December 31, 1995. The loss for the six month period is due to the $11.0 million charge to earnings associated with the acquisition of Bit 3. For the six month period ended December 31, 1996 net income per common and common equivalent share before the charge to earnings was $0.65.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

SALES. For the three month period ended December 31, 1996, sales increased 66.2% or $4.9 million from $7.4 million for the three month period ended December 31, 1995 to $12.3 million. This increase was primarily attributable to the sales contributed by LDG, which was acquired on August 19, 1996, and pooled effective July 1, 1996, and sales contributed by Bit 3 which was acquired on November 18, 1996, as well as from increases in the Company's avionics and I/O products. During the three month period ended December 31, 1996 prices for the Company's products remained firm and unit shipments increased in avionics and I/O products.

GROSS PROFIT. For the three month period ended December 31, 1996, gross profit increased 56.4% or $2.2 million from $3.9 million for the three month period ended December 31, 1995 to $6.1 million. For the three month period ended December 31, 1996, gross profit as a percentage of sales decreased 2.5% to 50.1% from 52.6% for the three month period ended December 31, 1995. This decrease was primarily due to the effect of including for the entire period the results of operations of our CPU products subsidiary, LDG, which traditionally generates lower margins than the Company's other product areas, as well as sales mix changes in the Company's other product lines.

SELLING, GENERAL AND ADMINISTRATION EXPENSE. For the three month period ended December 31, 1996, selling, general and administration (SG&A) expense increased 46.7% or $700,000 from $1.5 million for the three month period ended December 31, 1995 to $2.2 million due primarily to costs associated with the increased sales for the period. For the three month period ended December 31, 1996, SG&A expense as a percentage of sales decreased 2.1% to 17.9% from 20.0% in the three month period ended December 31, 1995, indicating that increased sales volume more than offset the increase in actual expenditures incurred as the Company expanded its business.

RESEARCH AND DEVELOPMENT EXPENSE. For the three month period ended December
31, 1996, research and development expense (R&D) increased 27.0% or $183,000 from $678,000 for the three month period ended December 31, 1995 to $861,000. For the three month period ended December 31, 1996, R&D expense as a percentage of sales decreased 2.1% to 7.0% from 9.1% in the three month period ended December 31, 1995. Although R&D expense as a percentage of sales was lower than in the same period of the previous year, the total dollars spent increased as the Company continued to invest in new products.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. In connection with the acquisition of Bit 3 completed on November 18, 1996, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit
3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

AMORTIZATION OF INTANGIBLE ASSETS. For the three month period ended December 31, 1996, amortization of intangible assets increased 60.3% or $129,000 from $214,000 for the three month period ended December 31, 1995 to $343,000. This increase was primarily the result of the amortization of goodwill associated with the acquisition of Bit 3.

INTEREST INCOME. For the three month period ended December 31, 1996, interest income increased $87,834 from $417 for the three month period ended December 31, 1995 to $88,251. This increase is due to earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering consummated on November 18, 1996.

INTEREST EXPENSE. For the three month period ended December 31, 1996, interest expense decreased 31.0% or $62,000 from $200,000 for the three month period ended December 31, 1995 to $138,000. This decrease is attributable to the reduction of debt incurred primarily to finance the acquisition of GreenSpring Computers, Inc. in April 1995 and the elimination of all bank debt effective November 22, 1996 by application of some of the proceeds of the public offering.

INCOME TAXES. For the three month period ended December 31, 1996 and the three month period ended December 31, 1995 income taxes represented an effective income tax rate of 40% and 42%, respectively.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE. For the three month period ended December 31, 1996, net income (loss) per common and common equivalent share was ($1.24) compared to $0.23 for the three month period ended December 31, 1995. The loss for the three month period is due to the $11.0 million charge to earnings associated with the acquisition of Bit 3. For the three month period ended December 31, 1996 net income per common and common equivalent share before the charge to earnings was $0.32.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenses and operations.


Cash totaled $13.6 million at December 31, 1996, an increase of $12.5 million from June 30, 1996. This increase is a result of cash flow provided by operations as well as cash received above immediate requirements from the Company's public offering consummated on November 18, 1996 (see "Recent Public Offering"). Net cash provided by operating activities for the six month period ended December 31, 1996 was $3.2 million. Increases in sales volume and demand for semiconductor parts during the six month period ended December 31, 1996 caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. Net cash used in investing activities for the six month period ended December 31, 1996 was $20.8 million; $20.3 million was for the acquisition of Bit 3 (see "Recent Acquisition") and $564,000 was used for the purchase of equipment. Net cash provided by financing activities for the six month period ended December 31, 1996 was $30.1 million. Net proceeds from the sale of common stock (see "Recent Public Offering") were $35.7 million, with additional cash received from the exercise of stock options and warrants of $1.4 million. A portion of these funds, $6.9 million, was used to pay down all existing debt with NationsBank of Texas, N.A. ("NationsBank") incurred in April 1995 primarily to finance the acquisition of GreenSpring Computers, Inc.

On April 26, 1996, the Company amended its bank financing agreement with NationsBank, originally established in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit. The term loan was completely paid down from the proceeds of the public offering. The revolving line of credit matures on October 30, 1997. For the entire six month period ended December 31, 1996, there were no borrowings drawn on the revolving line of credit. The interest rate of the revolving line of credit is NationsBank's prime rate or LIBOR plus 2.25% in 30, 60, or 90 day options. The amended financing agreement provides for a security interest by NationsBank in the Company's receivables, inventories, and equipment and imposes certain performance ratios on the Company. These ratios include a current maturities ratio which requires that the Company's net earnings, plus depreciation and amortization expense for the preceding four quarters from time of measurement compared to the Company's current portion of its long-term debt, will not be less than a ratio of 2 to 1, a senior funded debt to EBITDA ratio which requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.5 to l when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from time of measurement, and a fixed charge coverage ratio requiring that the Company's income before tax plus interest expense and operating lease expense for the preceding four quarters from time of measurement will not be less than a ratio of 2 to l when compared to the Company's interest expense plus operating lease expense for the same preceding four quarters. The Company is also prohibited from disposing of or acquiring certain assets and businesses without the consent of the lender. At December 31, 1996, the Company was in compliance with all of the covenants of the amended financing agreement.

Management believes that financial resources, including its internally generated funds, available bank borrowings and the net proceeds from the public offering, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the six and three month periods ended December 31, 1996, there has been no impact from inflation or changing prices to the Company's sales or income from operations.

                           PART II - OTHER INFORMATION
Item 1.   Legal Proceedings - None
Item 2.   Changes in Securities - None
Item 3.   Defaults by the Company upon its Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders
          The following items were submitted to a vote and approved at the Annual Meeting of Stockholders held on November 12, 1996:
                               TABULATION OF VOTES

                                                                                          Against            Abstentions and
                                                                                             or                 Broker Non-
                              Item Voted                                    For           Withheld                Votes
                              ----------                                    ---           --------                -----
 Election of Directors:
   Scott A. Alexander                                                    3,349,925           100                  1,376
   Warren Andrews                                                        3,346,925         3,100                  1,376
   Christopher J. Amenson                                                3,349,743           282                  1,376
   William J. Becker                                                     3,349,125           900                  1,376
   Lawrence A. Bennigson                                                 3,346,543         3,482                  1,376
   A. Wade Black                                                         3,349,725           300                  1,376
   Andrew C. Cruce                                                       3,350,025             0                  1,376
                                                                         ---------         -----              ---------
 Ratification of selection of KPMG Peat Marwick LLP as independent
 auditor for the Company for fiscal year ending 1997                     3,336,772         6,612                  8,017
                                                                         ---------         -----               --------

 Approval of amendment to 1993 Director and Officer Stock Option Plan to:  clarify and redefine the membership of the Committee, redefine the responsibilities of the Committee, to revise eligibility for grants to appointed Directors, to revise the time of award of grants to re-elected Directors and to, increase the number of options received by the Directors, to amend the terms of the exercise of and payment for the options, to revise transferability provisions, to make tax withholding optional, and to amend the terms on which the
 Plan is to be amended.                                                  3,099,724         74,384               177,293
                                                                         ---------         ------             ---------



 Ratification of the 1997 Employee Incentive Stock Option Plan           1,787,787         48,182             1,515,432
                                                                         ---------         ------             ---------

 Ratification of the 1996 Employee Stock Purchase Plan                   1,803,338         30,672             1,517,391
                                                                         ---------         ------             ---------


Item 5.   Other Information - None
Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)
               03.i  (1) Articles of Incorporation, as amended.
               03.ii (1) Bylaws, as amended.
               10.1  (2) Stock Purchase Agreement dated October 8, 1996 between the Registrant and Philip M. Vukovic and
                         Larry L. Larsen.
               10.2  (3) Form of Underwriting Agreement between Cowen & Company and SBS Technologies, Inc.
               27.       Financial Data Schedule
          (b)  Reports on Form 8-K - None
     --------------------------------------
     (1), (2), (3) See Exhibit Index on Page 19

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SBS TECHNOLOGIES, INC.



Date:  February 13, 1997             /s/ Christopher J. Amenson
                                     President and Chief Executive Officer




Date:  February 13, 1997             /s/ James E. Dixon, Jr.
                                     Vice President of Finance & Administration

                             SBS TECHNOLOGIES, INC.
                                  EXHIBIT INDEX

Exhibit Number                    Description                                                 Method of Filing
--------------  ------------------------------------------------                   ------------------------------------
03.i  (1)       Articles of Incorporation, as amended.                                           - -

03.ii (1)       Bylaws, as amended.                                                              - -
10.1  (2)       Stock Purchase Agreement dated October 8, 1996                                   - -
                between the Registrant and Philip M. Vukovic and
                Larry L. Larsen.

10.2  (3)       Form of Underwriting Agreement between Cowen &                                   - -
                Company and SBS Technologies, Inc.

27.             Financial Data Schedule                                             Filed herewith electronically

(1) Incorporated by reference to Exhibits 3.1 and 3.2, respectively, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(2) Incorporated by reference to Exhibit 10.18 of the Registrants Registration Statement on Form S-2, effective November 19, 1996.

(3) Incorporated by reference to Exhibit No. 1 of the Registrants Registration Statement on Form S-2, effective November 19, 1996.