Form 10-Q
period 1997-03-31
SBS TECHNOLOGIES INC
filed 1997-05-09
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended MARCH 31, 1997 or

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


     As of April 30, 1997, the Registrant had 5,374,671 shares of its common stock outstanding.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                           Assets                               March 31, 1997        June 30, 1996
                           ------                             -------------------   -------------------
Current assets:
   Cash and cash equivalents                                    $  16,064,553           1,130,030
   Receivables, net (note 2)                                        9,515,263           6,421,224
   Inventories (note 3)                                             8,404,588           5,160,962
   Deferred income tax                                                844,829             317,100
   Income tax receivable                                              340,134               -
   Prepaid expenses                                                   382,962             303,846
   Other current assets                                               250,578             104,249
                                                                 ------------        ------------
       Total current assets                                        35,802,907          13,437,411
                                                                 ------------        ------------
Property and equipment, at cost                                     4,347,868           2,389,289
   Less accumulated depreciation                                    2,081,346           1,041,719
                                                                 ------------        ------------
       Net property and equipment                                   2,266,522           1,347,570
                                                                 ------------        ------------
Intangible assets, net                                             14,569,441           5,571,135

Deferred income taxes                                               4,121,134              55,900

Other assets                                                           31,656              31,656
                                                                 ------------        ------------
       Total assets                                             $  56,791,660          20,443,672
                                                                 ------------        ------------
                                                                 ------------        ------------

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
   Current portion of long-term debt                            $   1,029,673           1,458,976
   Accounts payable                                                 1,460,770           1,243,748
   Accrued representative commissions                                 497,743             353,278
   Accrued salaries                                                 1,817,599           1,077,121
   Accrued compensated absences                                       533,551             340,342
   Accrued software license fees                                        9,000              33,000
   Income taxes                                                          -                223,381
   Other current liabilities                                          603,101             425,033
   Reserve for discontinued operations                                 63,742              49,553
                                                                 ------------        ------------
       Total current liabilities                                    6,015,179           5,204,432

Long-term liabilities:
   Long-term debt, excluding current installments                   2,779,300           5,188,320
                                                                 ------------        ------------
       Total long-term liabilities                                  2,779,300           5,188,320
                                                                 ------------        ------------
       Total liabilities                                            8,794,479          10,392,752
                                                                 ------------        ------------
Stockholders' equity:
   Common stock, no par value; 30,000,000 shares authorized,
    5,374,671 issued and outstanding at March 31, 1997;
    3,178,133 issued and outstanding at June 30, 1996              43,740,346           4,690,786
   Common stock warrants                                              118,575             180,000
   Retained earnings                                                4,138,260           5,180,134
                                                                 ------------        ------------
       Total stockholders' equity                                  47,997,181          10,050,920
                                                                 ------------        ------------
       Total liabilities and stockholders' equity               $  56,791,660          20,443,672
                                                                 ------------        ------------
                                                                 ------------        ------------

           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Nine Months Ended March 31    Three Months Ended March 31
                                                ----------------------------  -----------------------------
                                                   1997           1996           1997            1996
                                                 ------------   ------------   ------------  ------------
Sales                                          $  37,736,431     22,913,386     14,206,062     7,895,826

Cost of sales                                     17,975,657     10,792,814      6,609,181     3,682,345
                                                 ------------   ------------   ------------  ------------
        Gross Profit                              19,760,774     12,120,572      7,596,881     4,213,481

Selling, general and administrative expense        7,584,841      4,595,300      2,716,372     1,559,443

Research and development expense                   2,871,852      2,067,868      1,355,886       705,626

Acquired in-process research and
  development charge                              11,000,000          -              -             -

Amortization of intangible assets                  1,034,337        669,149        472,402        222,305
                                                 ------------   ------------   ------------  ------------
      Operating income (loss)                     (2,730,256)     4,788,255      3,052,221     1,726,107
                                                 ------------   ------------   ------------  ------------

Interest income                                      280,049          1,772        176,954           396

Interest expense                                    (426,996)      (681,187)      (124,831)      (200,264)
                                                 ------------   ------------   ------------  ------------
                                                    (146,947)      (679,415)        52,123       (199,868)
                                                 ------------   ------------   ------------  ------------
Income (loss) before income taxes                 (2,877,203)     4,108,840      3,104,344      1,526,239

Income taxes                                      (1,151,500)     1,644,000      1,241,100        560,000
                                                 ------------   ------------   ------------  ------------
Net income (loss)                               $ (1,725,703)     2,464,840      1,863,244        966,239
                                                 ------------   ------------   ------------  ------------
                                                 ------------   ------------   ------------  ------------
Net income (loss) per common and
   common equivalent share (note 4)             $      (0.41)          0.70           0.31           0.26
                                                        ----           ----           ----           ----




           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    Common                                                                Total
                                                    stock                        Common                                  stock-
                                         ------------------------------          stock               Retained            holders'
                                           Shares             Amount             warrants            earnings            equity
                                         ----------      --------------       -------------       -------------      --------------
Balance at June 30, 1995                 2,893,654       $   3,375,021        $     75,000        $  1,599,227       $   5,049,248

Exercise of stock options                  257,618           1,295,765                 -                   -             1,295,765
Warrants issued for business
     acquisition                               -                   -               125,000                 -               125,000
Exercise of warrants                        26,861              20,000             (20,000)                -                   -

Net income                                     -                   -                   -             3,580,907           3,580,907
                                         ----------      --------------       -------------       -------------      --------------
Balance at June 30, 1996                 3,178,133           4,690,786             180,000           5,180,134          10,050,920
                                         ----------      --------------       -------------       -------------      --------------
                                         ----------      --------------       -------------       -------------      --------------
Exercise of stock options                  394,951           1,749,947                 -                   -            1,749,947
Exercise of warrants                       101,587              61,425             (61,425)                -                  -
Income tax benefit from stock
     options exercised                         -             1,645,740                 -                   -             1,645,740
Acquisition of Logical Design
     Group Inc.                            200,000              68,000                 -               683,829             751,829
Common stock issued in
     public offering                     1,500,000          35,524,448                 -                   -            35,524,448
Net loss                                       -                   -                   -            (1,725,703)         (1,725,703)
                                         ----------      --------------       -------------       -------------      --------------
Balance at March 31, 1997                5,374,671       $  43,740,346        $    118,575        $  4,138,260       $  47,997,181
                                         ----------      --------------       -------------       -------------      --------------
                                         ----------      --------------       -------------       -------------      --------------









           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended March 31
                                                      -------------------------------------
                                                             1997                1996
                                                             ----                ----
Cash flows from operating activities:
  Net income                                            $   (1,725,703)          2,464,840
                                                           ------------        ------------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                              432,191             203,094
     Amortization of intangible assets                       1,034,337             669,149
     Bad debt expense                                          204,503              12,823
     Gain on disposition of assets                                (503)                -
     Imputed interest                                           82,327                 -
     Acquired in-process research and development charge    11,000,000                 -
     Deferred income taxes                                  (4,527,000)                -

     Changes in assets and liabilities:
       Receivables                                          (1,141,317)          1,713,403
       Inventories                                            (831,037)         (1,079,746)
       Prepaids and other assets                               (12,330)            205,458
       Accounts payable                                       (224,112)           (750,454)
       Accrued representative commissions                      127,225              39,420
       Accrued salaries                                        632,379             406,181
       Accrued compensated absences                             39,074              32,019
       Accrued software license fees                           (24,000)           (313,000)
       Income taxes                                          1,083,777            (111,021)
       Other current liabilities                               (86,476)           (761,623)
                                                           ------------        ------------
             Net adjustments                                 7,789,038             265,703
                                                           ------------        ------------
             Net cash provided by operating activities       6,063,335           2,730,543
                                                           ------------        ------------
Cash flow from investing activities:
  Business acquisition (note 5)                            (20,511,319)           (172,559)
  Acquisition of property and equipment                       (824,049)           (538,734)
                                                           ------------        ------------
             Net cash used by investing activities         (21,335,368)           (711,293)
                                                           ------------        ------------








                                   (Continued)




                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                              Nine Months Ended March 31
                                                           --------------------------------
                                                                1997               1996
                                                                ----               ----

Cash flows from financing activities:
  Proceeds from notes payable to bank                              -             3,995,000
  Payments on notes payable to bank                                -            (4,567,383)
  Payments on liability to stockholder                         (75,000)            (75,000)
  Payments on long-term borrowings                          (6,992,839)         (2,877,481)
  Proceeds from exercise of stock options and warrants       1,749,947             777,912
  Net proceeds from sale of common stock                    35,524,448                 -
                                                           ------------        ------------

     Net cash provided (used) by financing activities       30,206,556          (2,746,952)
                                                           ------------        ------------

Net increase (decrease) in cash and cash equivalents        14,934,523            (727,702)

Cash and cash equivalents at beginning of period             1,130,030             883,804
                                                           ------------        ------------

Cash and cash equivalents at end of period              $   16,064,553             156,102
                                                           ------------        ------------
                                                           ------------        ------------

Supplemental disclosure of cash flow information:

  Interest paid                                         $      274,892             689,632
  Income taxes paid                                          2,285,277           1,755,021

  Noncash financing and investing activities:

     Assets acquired through capital leases                     70,733                 -
     Income tax benefit from stock options exercised         1,645,740                 -
                                                           ------------        ------------
                                                           ------------        ------------





           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

     Certain amounts in the March 31, 1996 financial statements have been reclassified to conform with the March 31, 1997 presentation.

2)   RECEIVABLES, NET

     Receivables, net consisted of the following:

                                                   March 31, 1997  June 30, 1996
                                                   --------------  -------------

        Accounts receivable                         $  8,891,480     5,527,620
        Contract receivables:
             Amounts billed                              598,639       721,803
             Recoverable costs and accrued profit
              on progress completed - not billed         303,812       242,038
                                                     -----------   -----------
                                                         902,451       963,841
                                                     -----------   -----------
                                                       9,793,931     6,491,461
                                                     -----------   -----------

        Less:  allowance for doubtful accounts          (278,668)      (70,237)
                                                     -----------   -----------
                                                    $  9,515,263     6,421,224
                                                     -----------   -----------
                                                     -----------   -----------

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


3)   INVENTORIES
     Inventories are valued at average cost which does not exceed market.

                                                   March 31, 1997  June 30, 1996
                                                   -------------   -------------

        Raw materials                               $  3,572,026     2,254,788
        Work in process                                2,891,043     1,546,800
        Finished goods                                 1,941,519     1,359,374
                                                     -----------    ----------
                                                    $  8,404,588     5,160,962
                                                     -----------    ----------
                                                     -----------    ----------

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (CONTINUED)

4)   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     Earnings per common and common equivalent share are based on the weighted average shares of common stock and, if dilutive, common equivalent shares (options and warrants) outstanding during the period.

     The number of shares used in the earnings per share computations are as follows:

                                                  Nine Months Ended            Three Months Ended
                                                      March 31                      March 31
                                                      --------                      --------
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
     Weighted average shares of common
      stock outstanding during the year       4,211,660      2,987,398      5,349,065      3,046,044
     Common equivalent shares - assumed
      exercise of options and warrants             -           665,326        690,377        653,597
                                              ---------      ---------      ---------      ---------
       Total common and common
        equivalent shares                     4,211,660      3,652,724      6,039,442      3,699,641
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

     Common equivalent shares and income per common and common equivalent share for the periods ending March 31, 1996 were calculated using the Treasury Stock Method as modified for the 20% test.

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

     Assets, liabilities, and equity assumed in the acquisition are as follows:

                Cash and equivalents                       $   1,351
                Accounts receivable                          441,279
                Inventory                                    821,141
                Deferred income tax                           26,500
                Prepaid and other assets                       6,029
                Property and equipment                       864,610
                Accumulated depreciation                    (609,322)
                Income taxes                                   1,552
                Accounts payable                            (256,984)
                Accrued representative commissions           (17,240)
                Accrued salaries                             (20,000)
                Accrued compensated absences                 (66,435)
                Debt                                        (404,277)
                Other current liabilities                    (36,375)
                Common stock                                 (68,000)
                Retained earnings                           (683,829)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (CONTINUED)

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

Assets acquired and liabilities assumed in the acquisition are as follows:

                Cash and equivalents                     $    22,138
                Accounts receivable                        1,715,946
                Inventory                                  1,591,448
                Prepaid and other assets                     207,086
                Property and equipment (net)                 200,570
                Deferred tax asset                            39,463
                Goodwill                                  10,032,643
                Accounts payable                            (184,150)
                Accrued salaries                             (88,099)
                Accrued compensated absences                 (87,700)
                Other accrued liabilities                   (242,358)
                                                          ----------
                                                          13,206,987
                In process research and development       11,000,000
                                                          ----------
                                                        $ 24,206,987
                                                          ----------
                                                          ----------
The purchase price was paid as follows:

                Cash                                    $ 20,000,000
                Notes payable issued                       4,000,000
                Discount of notes payable                   (327,821)
                Acquisition costs                            534,808
                                                          ----------
                                                        $ 24,206,987
                                                          ----------
                                                          ----------

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


The following proforma consolidated results of operations have been prepared as if the acquisition of Bit 3 had occurred at July 1, 1995 and 1996:

(in thousands except per share amounts)


                                      Nine Months Ended      Three Months Ended
                                           March 31               March 31
                                           --------               --------
                                       1997        1996        1997       1996
                                       ----        ----        ----       ----

     Sales                           $ 43,870    $ 33,298    $ 14,206   $ 11,730
     Net income (loss)               $   (561)   $ (1,718)   $  1,863   $  1,802
     Net income (loss) per common
      and common equivalent share    $   (.13)   $   (.38)   $    .31   $    .35

The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997

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


PUBLIC STOCK OFFERING

On November 18, 1996, SBS Technologies, Inc. (the "Company") consummated a fully underwritten public offering of 1,500,000 shares of the Company's Common Stock at a price of $25.625 per share. In addition, certain selling shareholders sold an additional 300,000 shares in the offering. The proceeds of the sale of the 300,000 additional shares did not benefit the Company; however, the Company did receive the exercise price of $4.80 per share from the exercise of warrants covering 100,000 of the shares. The offering was managed by an underwriting group led by Cowen & Co. and SoundView Financial Group, Inc. The net proceeds to the Company of the public offering were used to fund the acquisition of Bit 3 Computer Corporation ("Bit 3") (see Recent Acquisition below), to repay long-term debt, and the balance will be used for general working capital requirements.

RECENT ACQUISITION

On November 18, 1996, the Company completed the purchase of Bit 3. Bit 3 is a Minneapolis-based manufacturer of computer networking and interconnection hardware for many of the most widely used computer architecture standards in the standard bus embedded computer market. Under the terms of the purchase agreement dated October 8, 1996 (the "Acquisition Agreement") among the Company and the two shareholders of Bit 3 (the " Sellers"), the Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million paid or to be paid from proceeds from the public offering and cash flow from the Company's operations. Of this total purchase price, $20.0 million was paid to the sellers in cash upon the closing of the offering. Of the balance of $4.0 million, $1.0 million will be paid to the Sellers on July 1, 1997 and $3.0 million will be paid to the sellers on July 1, 1998, pursuant to secured promissory notes according to the terms of the Acquisition Agreement. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $10.0 million of goodwill which is being amortized over a ten year period.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997
                                   (CONTINUED)


The following proforma consolidated results of operations have been prepared as if the acquisition of Bit 3 had occurred at July 1, 1995 and 1996:

( in thousands except per share amounts)

                                       Nine Months Ended     Three Months Ended
                                            March 31               March 31
                                            --------               --------
                                        1997        1996       1997       1996
                                        ----        ----       ----       ----

     Sales                          $  43,870   $  33,298  $  14,206  $  11,730
     Net income (loss)              $    (561)  $  (1,718) $   1,863  $   1,802
     Net income (loss) per common
      and common equivalent share   $    (.13)  $    (.38) $     .31  $     .35

The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

SALES.   For the nine month period ended March 31, 1997, sales increased 64.6%, or $14.8 million, from $22.9 million for the nine month period ended March 31, 1996, to $37.7 million. Of this 64.6% increase, sales contributed by Logical Design Group, Inc. ("LDG"), which was acquired effective August 19, 1996 and pooled effective July 1, 1996, and sales contributed by Bit 3, which was acquired on November 18, 1996, comprised 41.9% of this increase, and 22.7% of
this increase was attributable to the Company's other product lines.   During
the nine month period ended March 31, 1997, prices for the Company's products remained firm and unit shipments increased in all product lines.

GROSS PROFIT. For the nine month period ended March 31, 1997, gross profit increased 63.6%, or $7.7 million, from $12.1 million for the nine month period ended March 31, 1996, to $19.8 million, due to the effect of the higher sales volume. For the nine month period ended March 31, 1997, gross profit as a percentage of sales remained consistent with the nine month period ended March 31, 1996, 52.4% versus 52.9%, respectively.

SELLING, GENERAL AND ADMINISTRATION EXPENSE.   For the nine month period ended
March 31, 1997, selling, general and administration (SG&A) expense increased 65.2%, or $3.0 million, from $4.6 million, for the nine month period ended March 31, 1996, to $7.6 million, largely because of the increased staffing resulting from the LDG and Bit 3 acquisitions and subsequent augmentation of those staffs in an effort to increase productivity and efficiency. For the nine month period ended March 31, 1997, SG&A expense as a percentage of sales remained unchanged at 20.1%, compared to the nine month period ended March 31, 1996.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997
                                   (CONTINUED)



RESEARCH AND DEVELOPMENT EXPENSE.   For the nine month period ended March 31,
1997, research and development expense (R&D) increased 38.1%, or $800,000, from $2.1 million for the nine month period ended March 31, 1996, to $2.9 million, largely because of the added expenditures resulting from the LDG and Bit 3 acquisitions as well as increases in expenditures in the Company's other product areas as the Company continued to invest in new products. For the nine month period ended March 31, 1997, R&D expense as a percentage of sales decreased 1.4%, to 7.6%, from 9.0% in the nine month period ended March 31, 1996.
Although R&D expense as a percentage of sales was lower than in the same period of the previous year, actual expenditures increased.

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

AMORTIZATION OF INTANGIBLE ASSETS. For the nine month period ended March 31, 1997, amortization of intangible assets increased 49.5%, or $331,000, from $669,000 for the nine month period ended March 31, 1996, to $1.0 million. This increase was primarily the result of the amortization of goodwill associated with the acquisition of Bit 3.

INTEREST INCOME.   For the nine month period ended March 31, 1997, interest
income increased $278,277, from $1,772, for the nine month period ended March 31, 1996, to $280,049. This increase is due to earnings on surplus cash from operations as well as earnings on cash received, above the Company's immediate requirements, from the public offering consummated on November 18, 1996.

INTEREST EXPENSE. For the nine month period ended March 31, 1997, interest expense decreased 37.3%, or $254,000, from $681,000 for the nine month period ended March 31, 1996, to $427,000. This decrease is attributable to the reduction of debt incurred primarily to finance the acquisition of GreenSpring Computers, Inc. in April 1995, and the elimination of all bank debt, effective November 22, 1996, by application of some of the proceeds of the public offering.

INCOME TAXES.   For the nine month period ended March 31, 1997 and the nine month period ended March 31, 1996, income taxes represent an effective income tax rate of 40%.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE. For the nine month period ended March 31, 1997, net income (loss) per common and common equivalent share was ($0.41) compared to $0.70 for the nine month period ended March 31, 1996. The loss for the nine month period is due to the $11.0 million charge to earnings associated with the acquisition of Bit 3. For the nine month period ended March 31, 1997, net income per common and common equivalent share excluding the charge to earnings would have been $0.97.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997
                                   (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

SALES. For the three month period ended March 31, 1997, sales increased 79.7%, or $6.3 million, from $7.9 million for the three month period ended March 31, 1996, to $14.2 million. Of this 79.7% increase, sales contributed by LDG, which was acquired on August 19, 1996 and pooled effective July 1, 1996, and sales contributed by Bit 3, which was acquired on November 18, 1996, accounted for 60.7% of this increase, and 19.0% of this increase was attributable to growth in the Company's other product lines. During the three month period ended March 31, 1997, prices for the Company's products remained firm and except for our interconnect products, unit shipments increased in all other product lines.

GROSS PROFIT. For the three month period ended March 31, 1997, gross profit increased 81.0%, or $3.4 million, from $4.2 million for the three month period ended March 31, 1996, to $7.6 million, due to the effect of the higher sales volume. For the three month period ended March 31, 1997, gross profit as a percentage of sales was 53.5%, consistent with the three month period ended March 31, 1996.

SELLING, GENERAL AND ADMINISTRATION EXPENSE.   For the three month period ended
March 31, 1997, selling, general and administration (SG&A) expense increased 68.8%, or $1.1 million, from $1.6 million for the three month period ended March 31, 1996, to $2.7 million, largely because of the increased staffing resulting from the LDG and Bit 3 acquisitions and subsequent augmentation of those staffs in an effort to increase productivity and efficiency. For the three month period ended March 31, 1997, SG&A expense as a percentage of sales decreased
 .7%, to 19.1%, from 19.8% in the three month period ended March 31, 1996, as increased sales volume more than offset the increase in actual expenditures.

RESEARCH AND DEVELOPMENT EXPENSE.   For the three month period ended March 31,
1997, research and development expense (R&D) increased 92.2%, or $.65 million, from $.7 million for the three month period ended March 31, 1996, to $1.35 million, largely because of the added expenditures resulting from the LDG and Bit 3 acquisitions as well as increases in expenditures in the Company's other product areas as the Company continued to invest in new products. For the same reason, for the three month period ended March 31, 1997, R&D expense as a percentage of sales increased .6%, to 9.5%, from 8.9% in the three month period ended March 31, 1996.

AMORTIZATION OF INTANGIBLE ASSETS. For the three month period ended March 31, 1997, amortization of intangible assets increased 112.6%, or $250,000, from $222,000 for the three month period ended March 31, 1996, to $472,000. This increase was the result of the amortization of goodwill associated with the acquisition of Bit 3.

INTEREST INCOME.   For the three month period ended March 31, 1997, interest
income increased $176,558, from $396, for the three month period ended March 31, 1996, to $176,954. This increase is primarily due to earnings on surplus cash from operations, as well as earnings on cash received above the Company's immediate requirements from the public offering consummated on November 18, 1996.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997
                                   (CONTINUED)


INTEREST EXPENSE. For the three month period ended March 31, 1997, interest expense decreased 37.5%, or $75,000, from $200,000, for the three month period ended March 31, 1996, to $125,000. This decrease is attributable to the reduction of debt entered into to finance the acquisition of GreenSpring Computers, Inc. in April 1995, and the elimination of all bank debt, effective November 22, 1996, by application of some of the proceeds of the public offering.

INCOME TAXES. For the three month period ended March 31, 1997 and the three month period ended March 31, 1996, income taxes represent an effective income tax rate of 40% and 36.7%, respectively. During the three month period ended March 31, 1996, the Company made an adjustment to the effective tax rate, lowering the rate on a year to date basis from 42% to 40%, as a result of implementing tax planning strategies.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE. For the three month period ended March 31, 1997, net income per common and common equivalent share was $0.31, compared to $0.26 for the three month period ended March 31, 1996, an increase of 19.2%. The difference in growth in earnings per share compared to the growth in net income is attributable to the additional shares issued in the Company's follow-on public offering, which closed in November 1996, and the effects of stock options.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds, and bank borrowings to finance its acquisitions, working capital requirements, capital expenses, and operations.

Cash totaled $16.1 million at March 31, 1997, an increase of $15.0 million from June 30, 1996. This increase is a result of cash flow provided by operations, as well as cash received, above immediate requirements, from the Company's
public offering consummated on November 18, 1996 (see "Public Offering").   Net
cash provided by operating activities for the nine month period ended March 31, 1997 was $6.1 million. Increases in sales volume and demand for semiconductor parts during the nine month period ended March 31, 1997 caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. In addition, the exercise and subsequent sale of stock related to stock option plans reduced the Company's current year tax liability. Net cash used in investing activities for the nine month period ended March 31, 1997 was $21.3 million. Of the $21.3 million, $20.5 million was for the acquisition of Bit 3 (see "Recent Acquisition") and $824,000 was used for the purchase of equipment. Net cash provided by financing activities for the nine month period ended March 31, 1997 was $30.2 million. Net proceeds from the sale of common stock (see "Recent Public Offering") was $35.5 million, with additional cash received from the exercise of stock options and warrants of $1.7 million. A portion of these funds, $6.9 million, was used in November 1996 to pay down all existing debt, including interest due, with NationsBank of Texas, N.A. ("NationsBank") incurred in April 1995 primarily to finance the acquisition of GreenSpring Computers, Inc.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997


On April 26, 1996, the Company amended its bank financing agreement with NationsBank, originally entered into in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit. The term loan was completely paid down from the proceeds of the public offering. The revolving line of credit matures on October 30, 1997. For the entire nine month period ended March 31, 1997, there were no borrowings drawn on the revolving line of credit. The interest rate of the revolving line of credit is NationsBank's prime rate or LIBOR plus 2.25% in 30, 60, or 90 day options. The amended financing agreement provides for a security interest by NationsBank in the Company's receivables, inventories, and equipment and imposes certain performance ratios on the Company. These ratios include a current maturities ratio, which requires that the Company's net earnings, plus depreciation and amortization expense for the preceding four quarters from time of measurement compared to the Company's current portion of its long-term debt, will not be less than a ratio of 2 to 1; a senior funded debt to EBITDA ratio, which requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.5 to l when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from time of measurement; and, a fixed charge coverage ratio requiring that the Company's income before tax plus interest expense and operating lease expense for the preceding four quarters from time of measurement will not be less than a ratio of 2 to l when compared to the Company's interest expense plus operating lease expense for the same preceding four quarters. The Company is also prohibited from disposing of or acquiring certain assets and businesses without the consent of the lender.
At March 31, 1997, excluding the one time $11.0 million charge, the Company was in compliance with all of the covenants of the amended financing agreement.

Management believes that financial resources, including its internally generated funds, available bank borrowings and the net proceeds from the public offering, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the nine and three month periods ended March 31, 1997, there has been no impact from inflation or changing prices on the Company's sales or income from operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

               03.i  (1) Articles of Incorporation, as amended.
               03.ii (1) Bylaws, as amended.
               27.       Financial Data Schedule

          (b)  Reports on Form 8-K - None








(1)  See Exhibit Index on Page 19

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SBS TECHNOLOGIES, INC.



Date:  May 9, 1997                 /s/ Christopher J. Amenson
                                   President and Chief Executive Officer




Date: May 9, 1997                  /s/ James E. Dixon, Jr.
                                   Vice President of Finance & Administration

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX




Exhibit Number                    Description               Method of Filing
--------------      --------------------------------------  ----------------
03.i  (1)           Articles of Incorporation, as amended.        --

03.ii (1)           Bylaws, as amended.                           --

27.                 Financial Data Schedule                 Filed herewith
                                                            electronically




(1) Incorporated by reference to Exhibits 3.1 and 3.2, respectively, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.