Form 10-K
period 1997-06-30
SBS TECHNOLOGIES INC
filed 1997-09-26
CIK 880208

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-K


    X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JUNE 30, 1997 or

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


                                 TITLE OF EACH CLASS
                                 -------------------
                              Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X        No
             ------         ------



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.     (   )




The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 2, 1997 as reported on NASDAQ was approximately $110,375,605. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.




As of September 2, 1997, Registrant had 5,467,428 shares of Common Stock outstanding.




                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Part III of this Form 10-K Report: (1) Definitive Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held November 11, 1997.

                                        PART I

ITEM 1.  BUSINESS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

INTRODUCTION

SBS Technologies, Inc. (the "Company") is a leading manufacturer of standard bus embedded computer components that perform a broad range of central processing unit ("CPU"), general purpose input/output ("I/O"), special purpose I/O interface applications, and high performance interconnect hardware and software. The Company capitalizes on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers.

The Company's objective is to become a leading supplier of board level components to the standard bus embedded computer market. The Company intends to continue its growth through a combination of internal growth and acquisitions. Internal growth is achieved through expanding its existing product lines through new product development and through increasing penetration of its existing customer base.

Fiscal 1997 was a year of progress in the continued development of the Company. The Company focused on continually enhancing and improving the products it delivers and its ability to satisfy customer needs. During 1997 the Company substantially broadened the range of product solutions provided and added significantly to the number of customers served.

Revenues for the fiscal year ended June 30, 1997 increased 68.7% from $31.3 million to $52.8 million. The source of this revenue increase was twofold: growth in the core businesses, and growth by the acquisition of two product areas.

The Company entered fiscal 1997 as a leader in several segments of the multi-billion dollar embedded computer market, with the continuing goal of expanding its market presence. In the computer mezzanine board I/O segment, the Company broadened its line of IndustryPacks-Registered Trademark- ("IPs") to over 100 variants. During the year, IP's became an open standard approved by the American National Standards Institute (ANSI) as an internationally recognized standard meeting the criteria for open system compatibility demanded by the industry. More and more engineers have recognized the advantages of this I/O solution in time-to-market and design flexibility. In the Avionics business, the Company's interface boards and bus analyzers remained the industry standard for quality and innovation with a broadening of the Company's customer base and participation on such programs as the X-33 [Reusable Launch Vehicle (RLV)], the International Space Station and the B-52 Life Extension Program. The Company repositioned its telemetry product line toward the satellite test and control market in order to serve the rapidly expanding satellite market driven by both telecommunications and defense applications.

In August 1996, the Company expanded into the broader embedded computing market with the acquisition of Logical Design Group, Inc. ("LDG"), a manufacturer of Intel processor-based CPU boards. This acquisition positioned the Company to take advantage of the growth in the use of both Intel processors and Microsoft software in the embedded computer market.

In November 1996, the Company acquired Bit 3 Computer Corporation ("Bit 3"), a leading developer and manufacturer of high performance bus interconnect hardware and software products for many of the most widely used computer architecture standards in the standard bus embedded computer market. This acquisition takes advantage of the introduction into the embedded computing market of new bus standards such as PCI and CompactPCI, expands the Company's customer base and opens the bus expansion
market to the Company.   In the quarter ended December 31, 1996, the Company
took a one time $11.0 million in-process research and development charge to earnings associated with this acquisition.

In June 1997, the Company divested its Judgmental Use of Force Training business. The Company determined that this business was not consistent with the Company's objective of becoming a leading supplier of board level components to the standard bus embedded computer market.

Excluding the effect of the one time $11.0 million charge to earnings, net income for the year would have increased 97.2% from $3.6 million to $7.1 million, and earnings per share would have increased 38.1% from $.97 to $1.34. Including this charge, net income was $461,685, or $0.09 per share.

The Company was incorporated in New Mexico in November 1986 and began operations in September 1987. The Company's executive offices are located at 2400 Louisiana Boulevard, NE, AFC Building 5, Suite 600, Albuquerque, New Mexico 87110, and its telephone number is (505) 875-0600. References to the "Company" or "SBS" are to SBS Technologies, Inc. and its consolidated subsidiaries. The Company has four subsidiaries, Berg Systems International, Inc. ("BSI"), GreenSpring Computers, Inc. ("GreenSpring"), Logical Design Group, Inc. ("LDG"), and Bit 3 Computer Corporation ("Bit 3"). IndustryPack-Registered Trademark- is a registered trademark of the Company. All other trademarks or tradenames referred to in this document are the property of their respective owners.

In fiscal 1998, the Company plans to rename its subsidiaries as follows:

NEW BUSINESS NAME                     FORMERLY KNOWN AS:
SBS Embedded Computers, Inc.          Logical Design Group, Inc.
SBS GreenSpring Modular I/O, Inc.     GreenSpring Computers, Inc.
SBS Bit 3 Operations, Inc.            Bit 3 Computer Corporation
SBS Berg Telemetry Systems, Inc.      Berg Systems International, Inc.

SBS' PRODUCTS

The Company's primary product lines are divided into two groups: general purpose products including CPU products, general purpose I/O products and bus interface products, and special purpose products including telemetry and avionics interface products.

GENERAL PURPOSE PRODUCTS

CPU PRODUCTS. The Company entered the standard bus embedded computer CPU board market with its acquisition of LDG in August 1996 (See "Management's Discussion & Analysis: Recent Acquisitions"). CPU boards contain the computational functionality of an embedded computer system. The Company produces CPU boards for the VME segment of the embedded computer market, the most widely accepted bus standard in the industry. The VME CPU board market can be segmented by processor type. The largest segment is made up of boards designed around the Motorola 680x0 series processors, upon which the VME standard was based. A growing segment is comprised of boards based on Intel 80x86 and Pentium processors which provide access to the large base of Windows and Windows NT software available from the PC market. The CPU boards sold by LDG are based on Intel 80x86 and Pentium processors. At present, the Company offers six Intel processor-based CPU boards ranging in price from approximately $2,500 to approximately $8,500. In fiscal 1997, sales of these products comprised 11.5% of the Company's total sales. As of September 2, 1997, backlog orders were $.7 million. All backlog orders are expected to be filled in the current fiscal year.

GENERAL PURPOSE I/O PRODUCTS. In April 1995, the Company purchased GreenSpring (See "Management's Discussion & Analysis: Recent Acquisitions"), a leading developer and producer of I/O modules known as IPs. IPs are small mezzanine boards that plug onto an embedded computer board or a carrier board and provide specific types of I/O for embedded computer systems. The Company has continued to expand the market for IP products by broadening its line of carrier cards that can accommodate up to four IPs. The Company's offerings currently include VME, PCI, Compact PCI and ISA bus carrier cards. GreenSpring's product line of over 100 I/O products services a wide range of applications in the embedded computer market including analog I/O, bus interface functions, digital/parallel I/O, motion control, telecommunications/serial I/O, telecommunications products, video/graphics adapters and temperature measurement with prices ranging from approximately $350 to approximately $3,500. In fiscal years 1997, 1996, and 1995, sales of these products comprised approximately 26%, 35% and 9%, respectively, of the Company's total sales. As of

September 2, 1997 and 1996, backlog orders were $14.2 and $2.5 million, respectively. All backlog orders are expected to be filled in the current fiscal year.

BUS INTERFACE PRODUCTS. In November 1996, the Company purchased Bit 3 (See "Management's Discussion & Analysis: Recent Acquisitions"), a leading developer and manufacturer of high performance bus interconnect hardware and software products. Bit 3 was incorporated in 1980 and its management recognized early on that the rapid expansion of microprocessor-based industrial computers had resulted in the proliferation of a number of different computer architecture standards. Bit 3 identified a market for products that interface and network industrial computers designed around different computer architectures. In
1983, Bit 3 introduced its first adapter product, an interface device to connect IBM PC equipment with Multibus architecture computers. Since then, Bit 3 has expanded its product line to include computer networking and interconnection hardware for many of the popular computer architecture standards used in the standard bus embedded computer market, including VME, PCI, CompactPCI, Sbus, ISA, EISA, Micro Channel, GIO, TURBOCHANNEL, Multibus and Qbus. The development of Bit 3's new products is driven by the emergence of significant new standard bus specifications and applications.

Bit 3 products are used in a wide variety of applications, including data acquisition, image and visualization processing, industrial process control, medical electronics, signal processing and system integration. Bit 3's typical customer uses bus adapter products because of the need for high speed, low-latency interconnections between computer platforms. This connectivity cannot be provided at the required performance levels by common local area networking solutions, such as Ethernet or Token Ring, nor can it in most cases be provided by higher speed protocols, such as ATM or FDDI. Bit 3 currently provides interconnect products to a wide variety of commercial users. In fiscal 1997, sales of these products comprised 17.1% of the Company's total sales. As of September 2, 1997, backlog orders were $1.5 million. All backlog orders are expected to be filled in the current fiscal year.

SPECIAL PURPOSE PRODUCTS

TELEMETRY PRODUCTS. In August 1992, the Company purchased BSI , a major supplier of telemetry interface equipment for the embedded computer market. Telemetry is the process used to send and receive digital data via radio waves. The Company's telemetry interface products allow computers to receive, interpret and process telemetry data. Telemetry is often used to transmit data from some object under test, such as an aircraft, to a receiving station while the test is underway. This allows engineers to monitor test performance in real time, often decreasing total test costs and enhancing test safety. Use of this technology has expanded to include continuous monitoring of remote sites and transmission of digital data from satellites to the earth. BSI pioneered the concept of using special purpose interface boards for telemetry ground station applications based on standard bus embedded computers. BSI has expanded its product offerings to include specialized equipment designed to receive and process satellite data. The Company's telemetry products serve a specialized market and include a significant software component. BSI sells approximately 30 products for the VME, PCI, and ISA bus telemetry markets at prices ranging from approximately $1,600 to approximately $41,000. In fiscal years 1997, 1996 and 1995, sales of these products comprised approximately 12%, 21% and 34%, respectively, of the Company's total sales. As of September 2, 1997 and 1996, backlog orders were $.9 million and $.7 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

AVIONICS INTERFACE PRODUCTS. The Company's avionics products interface an embedded computer system with the MIL-STD-1553 avionics bus used in a wide variety of military and space applications including aircraft, missiles, ground vehicles, the International Space Station, the Space Shuttle and naval vessels. Initial applications for the Company's products were support of system development, system testing and simulation. Over the past several years, the Company has expanded its product line to include ruggedized interface products that are used in operational systems, and monitor and test systems that can be used as diagnostic tools for operational systems. Like its telemetry products, the Company's avionics products occupy a niche market and include a significant software component. The Company offers approximately 20 avionics interface boards at prices ranging from approximately $4,000 to approximately $20,000. In fiscal years 1997, 1996 and 1995, sales of this product comprised approximately 31%, 40% and 50%, respectively, of the Company's total sales. As of September 2, 1997 and 1996, backlog orders were $2.0 and $1.9 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

In June 1997, the Company sold its Judgmental Use of Force product (see "Management's Discussion & Analysis: Sale of Judgmental Use Of Force
Business").   This product utilized an embedded computer in a device to train police officers and military personnel in proper responses to crisis situations. In fiscal years 1997, 1996 and 1995, sales of this product comprised approximately 3%, 4% and 4%, respectively, of the Company's total sales.

CUSTOMERS AND APPLICATIONS

The Company's broad range of products support a wide range of applications. In fiscal 1997, 1996 and 1995, no one customer exceeded 10% of the Company's sales. The following table highlights some of the Company's representative customers and their applications utilizing the Company's products.


APPLICATION                               CUSTOMER                                COMPANY PRODUCT

COMMERCIAL AND INDUSTRIAL APPLICATIONS
Aircraft Simulation                       Flight Safety International                Interconnect
Aircraft Simulation                       CAE Electronics                            Interconnect
Airport Baggage Inspection                InVision Technologies                      Interconnect
Airport Ground Traffic Control            Norden/Westinghouse                        CPU
"C" Size Copier                           Xerox                                      I/O
Color Proof Copier                        Eastman Kodak                              I/O
Contact Lens Inspection                   Perceptics                                 Interconnect
Currency Inspection System                Currency Systems                           CPU
Document Scanner                          General Scanning                           I/O

OCR Mail Address Processing               Bell & Howell                              Interconnect
Semiconductor Handler                     Delta Design                               I/O
Turbine Control System                    GE Motors                                  CPU
Video Animation                           Sun Microsystems                           Interconnect

COMMUNICATIONS

Cellular Telephone Systems                ArgoSystems                                CPU
Commercial Satellite Testing              Loral Test & Information                   Telemetry
Communications Satellite Testing          TRW                                        Telemetry
GSP Testing                               Aerospatiale                               Telemetry
SS7 Telephone Protocol                    Undisclosed                                I/O
Telephone Protocol                        Undisclosed                                I/O
Telephone Switch Billing System           ACECOM                                     I/O

INDUSTRIAL AUTOMATION

Animatronics                              Walt Disney                                I/O
Automotive Brake Tester                   Burke Porter Machinery                     CPU
Automotive Test Stands                    W.M. Associates/ Digital Equipment Corp.   Interconnect
Automotive Wheel Alignment                Burke Porter Machinery                     CPU
Carpet Manufacturer Process Control       MOOG                                       I/O
Combustion Turbine Control                Westinghouse Electric Corp.                Interconnect
Packaging Machinery                       Triangle Package Machinery                 I/O
PLC Co-processor                          GE Fanuc                                   CPU
Programmable Logic Controller             Reliance Electric                          Interconnect
Real-time Control Systems                 Queue Systems, Inc./Digital Equipment Corp Interconnect
Robot Control                             Adept Technology                           I/O
Semiconductor Trim Equipment              Control Automation                         CPU
Surface Mount Board Assembly              Seiko Instruments                          Interconnect



MEDICAL DEVICES
Blood Analyzer                            IGEN                                       I/O
Blood Analyzer                            Helena Laboratories                        CPU
CT Beam Scanner                           Imatron                                    Interconnect
PET Imaging Systems                       UGM Medical Systems, Inc.                  Interconnect
Positron Emissions Topography             Positron Corporation                       Interconnect
Ventilators Display                       NellCor                                    I/O

MILITARY AND SPACE APPLICATIONS

Ariane V System Test and Simulation       Aerospatiale                               Avionics
Ariane V Test Support                     Lockheed Martin                            Telemetry
B-2 Flight Testing                        Northrop Grumman                           Telemetry
C-17 Aircraft Testing                     McDonnell Douglas                          Telemetry
Mission Planning & Debriefing             Lockheed-Sanders                           Interconnect
Satellite Imaging                         TRW                                        Telemetry
TAC-3                                     Hughes Data Systems                        Interconnect
TAC-4                                     Hewlett Packard                            Interconnect

TEST AND MEASUREMENT APPLICATIONS

Cyclotron Controller                      Univ. of Wisconsin                         I/O
Particle Collision and Detection System   CERN                                       I/O
Temperature Control                       Therm-O-Disk                               I/O
VLSI Tester                               LTX/Trillium                               Interconnect

TRANSPORTATION

Aircraft Flight Testing                   Cessna                                     Telemetry
Commercial Avionics System Test           Honeywell                                  Avionics
Commercial Avionics System Test           Rockwell International                     Avionics
Jet Engine Testing                        Pratt & Whitney                            Telemetry
Lane Controllers                          NYSTA                                      I/O
Maritime Systems                          NEC                                        Avionics
Personal Rapid Transit                    Raytheon                                   I/O
777 Aircraft Testing                      Boeing                                     Telemetry
Train Track Alignment System              Fairmont Tamper                            CPU

SALES AND MARKETING

The Company markets its products both domestically and internationally. As of September 2, 1997, the Company had 32 employees, who typically hold engineering degrees, in sales, marketing and customer relations. In addition, during the year ended June 30, 1997, the Company utilized over 43 independent manufacturers' representatives and 35 international distributors. During fiscal 1998, the Company plans to realign its sales force into commercial and aerospace sales channels utilizing direct sales employees and minimizing the use of independent manufacturers' representatives. The aerospace sales force will be responsible for sales of the Company's avionics interface and telemetry products and the commercial sales force will be responsible for sales of the Company's CPU, I/O and interconnect products. Employee sales personnel are educated on each of the Company's product lines and refer opportunities to appropriate product line managers. Primary sales methods vary among the Company's product lines. The Company's avionics interface and telemetry products generally have the most complex applications and, as a result, leads are generally identified by field sales personnel or independent manufacturers' representatives and sales are closed by the sales employees. In the case of the Company's CPU and I/O products, historically a higher percentage of sales were either closed by independent manufacturers' representatives or the result of catalog sales. Beginning with fiscal 1998, sales will be closed by the commercial sales force or will result from catalog sales. Sales of the Company's interconnect products primarily have resulted from catalog sales. Beginning with fiscal 1998 the commercial sales force will also be responsible for these sales. In each of the Company's product lines, sales employees generally pursue "design in" applications where the Company's products are included as part of a system.

The Company sells approximately 16% of its products outside the United States (See footnote 4 to the consolidated financial statements). It maintains sales offices in Albuquerque for its avionics interface products; in Raleigh, North Carolina, for its Intel processor-based CPU boards; in Menlo Park, California, for its I/O products; in Carlsbad, California, for its telemetry products; and, in Minneapolis, Minnesota for its interconnect products. The Company also maintains an international sales office in Glasgow, Scotland to support European sales of its avionics interface products. During fiscal 1998, the Company plans to open additional sales locations. Sales and sales leads are generated through a range of activities performed by the Company including identification of participants in key defense-related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications and corporate and subsidiary web sites on the Internet.

COMPANY RESEARCH AND DEVELOPMENT

The Company invests in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of September 2, 1997, the Company had approximately 72 employees engaged in research and development activities. Of these employees, 46 have technical degrees and 17 have advanced degrees. The Company seeks to combine special-purpose hardware, firmware and software in its products to provide its customers with the desired functionality. Approximately 60% of the Company's research and development efforts in fiscal year 1997 were software related. The Company's research and development expense was $4.4 million, $2.8 million and $1.7 million in fiscal 1997, 1996 and 1995, respectively, corresponding to 8.4%, 9.1% and 10.4% of sales, respectively.

LDG's current research and development activity is focused on evolutionary improvement of its existing product line. GreenSpring's efforts are directed towards broadening the scope of its market by developing new IPs and upgrading existing products to state of the art technology. Examples include a new IP designed to provide high speed fiber optic shared memory for networked computer systems and an updated set of discrete and digital I/O IPs with increased performance and functionality. The development of Bit 3's new products is driven by the emergence of significant new bus specifications and applications. For example, Bit 3 brought to market a family of PCI and Compact PCI expansion products. BSI is continuing to upgrade its products' performance by increasing the operating bit rates, a key performance measure in the telemetry industry. BSI is also continuing to expand its offerings of high performance, CCSDS packet switching products for the satellite ground station market. The Company is also extending its avionics interface product line. For example, the Company has completed development of a new ruggedized avionics product for the operational system market. There can be no assurance that the Company will be successful in developing and bringing to market any products as a result of its research and development efforts.

SUPPLIERS

The Company uses contract manufacturing to produce substantially all of its board-level products. The Company obtains parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provides these parts and boards as kits to contract manufacturing companies that fabricate the Company's products. Following manufacturing, the Company performs test, packaging and support functions for the Company's products. Dependence on a particular contract manufacturer is reduced by using multiple contract manufacturers for each of the Company's product lines. However, the Company may choose in the future to consolidate its contract manufacturing to gain economies of scale and to shift its inventory control to the contract manufacturer, in which case the Company would become increasingly dependent on a smaller number of manufacturers for the continued timely and efficient production of all of its inventory.

Many of the Company's products consist in part of state-of-the-art digital electronic components. The Company is dependent upon third parties for the continuing supply of many of these components, some of which are obtained from a sole supplier such as Xylinx, Inc. or a limited number of suppliers and alternative sources which would be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the products incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes that it has arranged for an adequate supply of components to meet short-term requirements, the Company does not have contracts for the components which assure availability and price. Lack of timely availability of components could cause delays in shipment of product and affect the Company's revenues during certain periods as well as lead to customer dissatisfaction. Limited availability of components could also require the Company to pay premiums for parts to make shipment deadlines and thus affect the Company's profit margin, or cause the Company to increase its inventory of scarce parts and thus affect the Company's cash flow. There is no assurance that the Company will continue to be able to obtain all of the components it requires or that the price of certain components in short supply will not materially and adversely affect its business, financial condition or results of operations.

COMPETITION

The standard bus embedded computer industry is highly competitive and fragmented, and the Company's competitors differ depending on product type, company size, geographic market and application type. The Company faces competition in each of its product lines. The Company believes that because of the diverse nature of the Company's products and the fragmented nature of the embedded computer market, there is little overlap of competitors for each product line. Competitive factors across the Company's product lines include performance, customer support, product longevity, supplier stability, breadth of product offerings and reliability. Many of the Company's existing and potential competitors have financial, technological and marketing resources significantly greater than those of the Company and may have established relationships with customers or potential customers that afford them a competitive advantage. There can be no assurance that the Company will be able to compete effectively in its current or future markets or that competitive pressures will not adversely affect its business, financial condition or results of operations.

In the Company's CPU product line, the Company competes with a number of other suppliers of VME CPU boards. The Company's direct competitors include other companies that build VME CPU boards based on Intel microprocessor technology such as Force Computers, Inc. (a wholly owned subsidiary of Solectron Corporation), Performance Technologies, Inc., RadiSys Corporation, VME Microsystems, Inc. and XYCOM, Inc. Indirectly, however, the Company also competes with suppliers of VME CPU boards based on other microcomputer architectures such as Motorola 680x0, Sparc and PowerPC.

In the generalized computer I/O product area served by GreenSpring and its IP product line, the Company has two classes of competition. The first class includes companies that compete directly by selling IP products. The second class includes companies that compete with I/O products using a different implementation to provide functionally equivalent products. The Company's competitors in each of these classes include Acromag, Inc., Systran, Inc.
and VME Microsystems, Inc.

In the telemetry market, the Company competes with other suppliers of open architecture telemetry solutions. It also indirectly competes with suppliers of traditional, closed architecture telemetry systems. The Company's competitors include Aydin Vector Division, L3 Communications, Inc., Terametrix, Inc. and Veda, Inc.

In the avionics interface market, the Company competes with a number of other companies that produce similar avionics interface products. The Company's competitors include Ballard Technologies, Inc., Data Devices Corporation, Systran, Inc., DY-4, Inc., Excalibur Technologies Corporation and
Gesellschaft Fur Angewandte Informatik und Mikroelekernik, GmbH.

In the Company's interconnect and expansion unit product line, the Company competes with personal computer (PC) manufacturers that offer computer motherboards with multiple PCI slots and with companies that have similar product lines. There is no significant direct competitor in this market.

EMPLOYEES

As of September 2, 1997, the Company had approximately 231 employees at its five locations: Albuquerque, New Mexico; Carlsbad, California; Menlo Park,
California; Raleigh, North Carolina; and Minneapolis, Minnesota.   Of these
employees, 19 were in executive and administrative positions; 32 were in sales, marketing and customer relations; 72 were in research and development; 36 were clerical, and 72 were employed in support of ongoing production.

ITEM 2.  FACILITIES

The Company leases office and manufacturing space in Albuquerque, New Mexico, Carlsbad, California, Menlo Park, California, Raleigh, North Carolina and Minneapolis, Minnesota. The Company's standard practice is to obtain all of its facilities through operating leases. The Company maintains an insurance plan covering all its facilities and contents.

The Albuquerque, New Mexico leased facility consists of 19,225 square feet located in a multi-floor office building which includes adequate assembly and test space for the Company's avionics interface product line, as well as serving as the Company's corporate headquarters. Management is currently negotiating for additional space within this facility, which is available if terms can be agreed upon. Currently the assembly and test operations utilize approximately 85% of the productive floor space. The lease term for the Albuquerque, New Mexico location is five years commencing July 1, 1995 with one additional five year option.

The Carlsbad, California leased facility is a one story, approximately 12,000 square foot building, located in a business park, consisting of approximately 6,000 square feet of office space and 6,000 square feet of assembly and test areas for the Company's telemetry products. Management believes that this facility is capable of handling projected increases in production for the foreseeable future as the current capacity utilization of the manufacturing area is approximately 50%. The lease term for the Carlsbad, California location runs through July 2000 with an option to extend the term for an additional two years.

The Company's general purpose I/O business is located in Menlo Park, California. The 16,394 square foot facility, which is leased for a four year term expiring May 2000, is a one story multi-tenanted building in a business park which consists of 6,000 square feet of office space and 10,394 square feet of assembly and test areas. Management believes that the facility will be sufficient to serve the general purpose I/O business needs through the term of the lease.

The Company's CPU products business, located in Raleigh, North Carolina, leases a one story multi-tenanted facility consisting of approximately 4,000 square feet of office space and approximately 7,000 square feet of assembly and test areas. The lease expires on November 30, 2002. Management believes that the facility is adequate at the Company's current level of business and that expansion space is available if required.

The Company's interconnect business is located in an approximately 13,647 square foot facility in Minneapolis, Minnesota leased for a one year term that expires October 1997. At the expiration of this lease, the Company plans to relocate this operation to a 39,597 square foot facility located in a business park in Eagen, Minnesota. The Company is currently finalizing lease negotiations for this facility for a five year term. Management believes that this facility will sufficiently serve the needs of this operation through the term of the lease.

Before the sale of the Company's simulation business to Camber Corporation in April 1995, the Company had additional leased facilities in Albuquerque, New Mexico, Dallas and Houston, Texas. In conjunction with this sale, the Company entered into sublease and lease assumption agreements with Camber Corporation, transferring the obligations under these leases.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been named as a defendant in Virtual Systems Group, Inc.
(VSG) v. SBS Technologies, Inc., filed on June 19, 1996 in the Second Judicial District Court, County of Bernalillo, State of New Mexico. The plaintiff, a company engaged by SBS to market its Judgmental Use of Force Trainers, claims that the Company failed to fulfill all its obligations under an Agreement between the Company and VSG whereby VSG would market the Company's Judgmental Use of Force Trainers. The Company is vigorously defending the lawsuit and has filed a counter suit alleging misrepresentation and failure to perform on the part of VSG, and on the advice of counsel, does not believe that the outcome of the litigation will have a material effect on the Company's financial condition or results of operations.

The Company is subject to various claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of closing price of the Company's common stock as reported on the NASDAQ National Market System for each full fiscal quarter within the last two fiscal years:


                                             HIGH              LOW

         1st Quarter 1996                  $ 9.00            $ 5.00
         2nd Quarter 1996                    8.94              7.13
         3rd Quarter 1996                   10.13              7.63
         4th Quarter 1996                   17.13              8.88
         1st Quarter 1997                   19.75             10.625
         2nd Quarter 1997                   39.00             19.00
         3rd Quarter 1997                   35.00             15.25
         4th Quarter 1997                   24.75             10.875


The Company's common stock is traded over the counter on the NASDAQ National Market System using the symbol SBSE.

Based on the Company's survey of brokerage houses, management believes that as of September 2, 1997, the number of common stockholders of record was approximately 206, at which date the closing market value of the Company's common stock was $21.375 per share.

The Company has not paid any cash dividends on its common stock.
Management's current policy is to retain earnings for use in the Company's operations and for expansion of the Company's business. The Company's bank line of credit also requires bank approval before the payment of any cash dividends. No future dividend payments are expected.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended June 30, 1993 through June 30, 1997 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere herein.




                                                                                  YEAR ENDED JUNE 30
                                                    ------------------------------------------------------------------------
                                                         1997           1996           1995           1994           1993
                                                    ------------     ----------     ----------     ----------    -----------
Sales - continuing operations                       $ 52,814,568     31,331,793     16,217,648     10,196,568      5,907,658
Income - continuing operations                      $    461,685      3,580,907      1,844,876        870,750        168,099
Income per common and common
     equivalent share - continuing operations       $       0.09           0.97           0.65           0.30           0.05
Income - continuing operations
  (Excluding $11.0 million in-process R&D charge)   $  7,061,685             --             --             --             --
Income per common and common
     equivalent share - continuing operations
  (Excluding $11.0 million in-process R&D charge)        $  1.34             --             --             --             --
Total assets                                        $ 61,165,014     20,443,672     19,904,922     13,476,737     11,732,328
Long-term debt, excluding current installments      $  2,816,251      5,188,320      5,341,649        273,573        329,979
Total liabilities                                   $ 10,838,326     10,392,752     14,855,674      7,611,400      6,885,973
Total stockholders' equity                          $ 50,326,688     10,050,920      5,049,248      5,865,337      4,846,355




Note: The Company has not declared any dividends during the periods presented. No future dividend payments are expected.

       On November 18, 1996, the Company completed the purchase of Bit 3. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million in-process R&D charge in the second quarter of fiscal 1997.

       On August 19, 1996, the Company completed a pooling of interests transaction with LDG, the results of which are included in fiscal 1997 on a prospective basis.

       On April 28, 1995 the Company completed the purchase of GreenSpring.

       On April 26, 1995 the Company sold its flight simulation business to Camber Corporation, which is reported as discontinued operations in the consolidated financial statements.

       The Selected Financial Data are for continuing operations only. The financial statements herein reflect the separation of continuing operations from discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS OF SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

OVERVIEW

The Company is a leading manufacturer of standard bus embedded computer components that perform a broad range of CPU, general purpose I/O, special purpose I/O interface applications, and high performance interconnect hardware and software. In 1988, the Company entered the embedded computer market with the development of its avionics interface board, which is used in ground-based avionics systems development and test applications. In 1992, the Company added a second embedded computer product line with the acquisition of BSI, a developer of telemetry interface circuit boards. In recent years, the Company has discontinued certain of its operations. From its inception in 1986 until 1995, the Company provided flight simulators for a variety of military aircraft to U.S. and foreign entities. In April 1995, following a decline in the defense industry, the Company divested this business and recorded a related charge of $2.3 million. Additionally, from 1987 through the first half of fiscal 1996, the Company provided engineering services that generated minimal revenue and profit. The Company subsequently exited this business. The Company marketed a Judgmental Use of Force Training System, used to train police and military personnel in the appropriate situational use of force, from 1993 through fiscal year 1997, when the Company sold this business as discussed in "Sale of Judgmental Use of Force Business" below. Since 1995, the Company has focused its efforts and investments in the embedded computer marketplace, expanding its product offerings and marketing with the acquisition of three embedded computer companies as discussed in "Recent Acquisitions" and "Public Stock Offering" below.

RECENT ACQUISITIONS

On April 28, 1995, the Company acquired GreenSpring, based in Menlo Park, California, for $7.5 million. GreenSpring is engaged in the design, development, manufacturing and marketing of general purpose I/O products utilized in multiple segments of the standard bus embedded computer market. The acquisition was accounted for as a purchase. The Company recorded $5.8 million in goodwill with $1.2 million expensed through June 30, 1997 and the remainder expected to be expensed through June 30, 2005, the estimated benefit period. Had the acquisition taken place on July 1, 1994, the Company's reported net loss and net loss per common and common equivalent share for fiscal 1995 would have been decreased by approximately $804,000 and $0.28, respectively.

On August 19, 1996, the Company completed a pooling of interests transaction with LDG based in Raleigh, North Carolina. LDG manufactures Intel processor-based CPU boards for the standard bus embedded computer market. The financial results of LDG are not included in the Company's Consolidated Financial Statements for the periods prior to July 1, 1996 as historical results did not have a material effect on combined consolidated results of operations. For its fiscal year ended March 31, 1996, LDG recorded sales of approximately $4.0 million and income from continuing operations of approximately $103,000.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On November 18, 1996, the Company completed the purchase of Bit 3. Bit 3 is a Minneapolis-based manufacturer of computer networking and interconnection hardware for many of the most widely used computer architecture standards in the standard bus embedded computer market. Under the terms of the purchase agreement dated October 8, 1996 (the "Acquisition Agreement") among the Company and the two shareholders of Bit 3 (the "Sellers"), the Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million paid or to be paid from the proceeds from the public stock offering (see "Public Stock Offering") and cash flow from the Company's operations. Of this total purchase price, $20.0 million was paid to the Sellers in cash upon closing of the offering. Of the balance of $4.0 million, $1.0 million was paid to the Sellers on July 1, 1997 and $3.0 million will be paid to the Sellers on July 1, 1998, pursuant to secured promissory notes according to the terms of the Acquisition Agreement. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology", and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $10.0 million of goodwill which is being amortized over a ten year period.

The following proforma consolidated results of operations have been prepared as if the acquisition of Bit 3 had occurred at July 1, 1995 and 1996.

    (in thousands except per share amounts)
                                                         JUNE 30        JUNE 30
                                                           1997           1996
                                                         -------        -------

Sales . . . . . . . . . . . . . . . . . . . . . . . . $  58,949         45,519
Net income. . . . . . . . . . . . . . . . . . . . . .     1,626            385
Net income per common and common equivalent share . .      0.31           0.07
                                                      ---------         ------
                                                      ---------         ------

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

PUBLIC STOCK OFFERING

On November 18, 1996, the Company consummated a fully underwritten public offering of 1,500,000 shares of the Company's common stock at a price of $25.625 per share. In addition, certain selling shareholders sold an additional 300,000 shares in the offering. The proceeds of the sale of the 300,000 additional shares did not benefit the Company; however, the Company did receive the exercise price of $4.80 per share from the exercise of warrants covering 100,000 of the shares. The offering was managed by an underwriting group led by Cowen & Co. and SoundView Financial Group, Inc. The net proceeds to the Company from the public stock offering were used to fund the acquisition of Bit 3 (see "Recent Acquisitions" above), to repay long-term debt, and the balance will be used for general working capital requirements.

                        SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SALE OF JUDGMENTAL USE OF FORCE BUSINESS

On June 26, 1997, the Company sold substantially all of the assets of the Company's Judgmental Use Of Force Business to Fats, Inc. for $2.0 million. This business marketed a Judgmental Use Of Force Training System used to train police and military personnel in appropriate situational use of force. The results of operations of this business were immaterial to the total operating results of the Company. The sale of property, plant, and equipment
(net) and inventory were recorded at $139,296 and $409,421, respectively.
The Company recorded estimated future costs associated with the sale of $1,262,207 on the date of sale. The balance of $793,677 is included in other current liabilities at June 30, 1997. The Company recognized a gain on the sale of approximately $189,000.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of sales:


                                                                       YEAR ENDED JUNE 30
                                                              ------------------------------------
                                                               1997           1996           1995
                                                              ------         ------         ------
Sales                                                          100.0%         100.0%         100.0%
Cost of Sales                                                   47.2           46.3           41.7
                                                              ------         ------         ------
   Gross Profit                                                 52.8           53.7           58.3
Selling, general and administrative  expense                    19.4           20.1           24.0
Research and development expense                                 8.4            9.1           10.4
Acquired in-process research and development charge             20.8             --             --
Amortization of intangible assets                                2.8            2.8            3.0
                                                              ------         ------         ------
   Operating income from continuing operations                   1.4           21.7           20.9
Interest income (expense) (net)                                  0.1           (2.7)          (1.2)
                                                              ------         ------         ------
   Income from continuing operations before income taxes         1.5           19.0           19.7
Income taxes                                                     0.6            7.6            8.4
                                                              ------         ------         ------
Income from continuing operations                                0.9%          11.4%          11.3%
                                                              ------         ------         ------
                                                              ------         ------         ------



YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

SALES. In fiscal 1997, sales increased 68.7%, or $21.5 million, from $31.3 million in fiscal 1996, to $52.8 million. Sales contributed by LDG, which was acquired effective August 9, 1996 and pooled effective July 1, 1996, and sales contributed by Bit 3, which was acquired on November 18, 1996, comprised 48.2% of this increase and 20.5% of this increase was attributable to the Company's other product lines. The increases in sales for 1997 resulted from increased sales of existing products, introduction of new products, and sales of new and existing products to new customers in all of the Company's product lines. Sales of the Company's products are recorded at the time of shipment. Throughout fiscal 1997, prices for the Company's products remained firm.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GROSS PROFIT. In fiscal 1997, gross profit increased 66.1%, or $11.1 million, from $16.8 million in fiscal 1996, to $27.9 million, as a result of increased sales volume. In fiscal 1997, gross margin decreased to 52.8% of sales from 53.7% in fiscal 1996, as a result of sales mix. In fiscal 1997, although gross margins of each of the Company's product lines remained relatively constant with fiscal 1996, total sales were comprised of a higher percentage of commercial products (i.e. general purpose I/O, CPU, and interconnect products), which generally yield lower gross margins than the Company's avionics and telemetry products. Reductions in component material costs in each of the Company's product lines partially offset the effect on gross margin of this shift in sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In fiscal 1997, selling, general and administrative expense increased 61.9%, or $3.9 million from $6.3 million in fiscal 1996, to $10.2 million, largely because of the increased staffing resulting from the LDG and Bit 3 acquisitions and subsequent augmentation of those staffs in an effort to increase productivity and efficiency, as well as additional staffing and promotional costs related to the Company's avionics, telemetry, and I/O product lines. However, selling, general and administrative expense decreased as a percentage of sales from 20.1% in fiscal 1996 to 19.4% in fiscal 1997 as the increase in sales more than offset the increase in expense.

RESEARCH AND DEVELOPMENT EXPENSE. In fiscal 1997, research and development expense increased by 57.1%, or $1.6 million, from $2.8 million in fiscal 1996, to $4.4 million. The increase resulted primarily from the added expenditures resulting from the LDG and Bit 3 acquisitions, as well as additional staffing required for new product development in the avionics, telemetry, and I/O product lines. However, research and development expense decreased as a percentage of sales from 9.1% in fiscal 1996, to 8.4% in fiscal 1997, as a result of sales increasing at a faster rate than the expense.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. In conjunction with the acquisition of Bit 3 completed on November 18, 1996, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit
3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that did not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

AMORTIZATION OF INTANGIBLE ASSETS. In fiscal 1997, amortization of intangible assets increased 70.1%, or $620,000, from $884,000 in fiscal 1996, to $1.5 million as a result of goodwill amortization associated with the acquisition of Bit 3.

INTEREST INCOME, NET OF INTEREST EXPENSE. In fiscal 1997, interest income, net of interest expense, was $14,000 compared to interest expense, net of income, of $830,000 in fiscal 1996. This change is attributable to the reduction of debt incurred primarily to finance the acquisition of GreenSpring in April 1995, the elimination of all bank debt effective November 22, 1996, by application of some of the proceeds of the public stock offering, and earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering, offset by imputed interest of $144,000 on notes payable to the former owners of Bit 3.

INCOME TAXES. For fiscal 1997 and fiscal 1996 income taxes represent an effective income tax rate of 40.0%.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. For fiscal 1997, net income per common and common equivalent share was $0.09 compared to $0.97 for fiscal 1996. This reduction is due to the $11.0 million charge to earnings associated with the acquisition of Bit 3 in November 1996 and due to more shares
outstanding.   For fiscal 1997, net income per common and common equivalent share excluding the charge to earnings would have been $1.34.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

SALES. In fiscal 1996, sales increased 93.2%, or $15.1 million, from $16.2 million in fiscal 1995, to $31.3 million. This increase reflects a full year of sales in fiscal 1996 for GreenSpring, whereas fiscal 1995 includes only two months of GreenSpring sales. As a result, $11.1 million in GreenSpring sales were reflected in fiscal 1996 compared to $1.5 million in fiscal 1995. In addition, sales of the Company's avionics and telemetry product lines increased by 37.5%, or $5.5 million, in fiscal 1996. The increases in sales in fiscal 1996 reflected increases in unit volume, new product introductions and the addition of new customers in all of the Company's product lines. Sales of the Company's products are recorded at the time of shipment. Throughout fiscal 1996, prices for the Company's products remained firm.

GROSS PROFIT. In fiscal 1996, gross profit increased 77.8%, or $7.4 million, from $9.5 million in fiscal 1995, to $16.8 million, as a result of increased sales volume. In fiscal 1996, gross margin decreased to 53.7% of sales from 58.3% in fiscal 1995 as a result of a change in sales mix. While gross margins on the Company's avionics and telemetry products remained relatively constant in fiscal 1996, fiscal 1996 sales were comprised of a higher proportion of GreenSpring products, which generally yield lower gross margins than sales of the Company's other products. Reductions in component material costs in each of the Company's product lines partially offset the effect on gross margin of this shift in sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In fiscal 1996, selling, general and administrative expense increased 61.7%, or $2.4 million, from $3.9 million in fiscal 1995, to $6.3 million. The increase resulted primarily from the addition of certain expenses of GreenSpring's operations, and additional staffing and promotional expenses related to the Company's avionics and telemetry product lines. However, selling, general and administrative expense decreased as a percentage of sales from 24.0% in fiscal 1995 to 20.1% in fiscal 1996, primarily due to a more rapid increase in sales than in the expense.

RESEARCH AND DEVELOPMENT EXPENSE. In fiscal 1996, research and development expense increased by 68.8%, or $1.2 million, from $1.7 million in fiscal 1995, to $2.9 million, reflecting the costs of GreenSpring's operations and the additional staffing required for new product development in the avionics product line. However, research and development expense decreased as a percentage of sales from 10.4% in fiscal 1995 to 9.1% in fiscal 1996, primarily due to a more rapid increase in sales than in the expense.

AMORTIZATION OF INTANGIBLE ASSETS. In fiscal 1996, amortization of intangible assets increased 79.3%, or $391,000, from $493,000 in fiscal 1995, to $884,000, due to the increase in intangible assets related to the acquisition of GreenSpring.

INTEREST EXPENSE, NET OF INTEREST INCOME. In fiscal 1996, interest expense, net of interest income increased by 342%, or $642,000, from $188,000 in fiscal 1995, to $830,000, as a result of debt assumed late in fiscal 1995 as part of the acquisition of GreenSpring.

INCOME TAXES. In fiscal 1996, tax expense increased 75.9%, or $1.0 million, from $1.4 million in fiscal 1995, to $2.4 million, representing effective income tax rates of 40% and 42%, respectively. The lower effective tax rate in fiscal 1996 resulted primarily from the use of a foreign sales corporation.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. For fiscal 1996, net income per common and common equivalent share from continuing operations was $.97 compared to $.65 from continuing operations for fiscal 1995. For fiscal 1995, net income per common and common equivalent share from discontinued operations, resulting from the sale of the Company's simulation business to Camber Corporation in April 1995, was $(1.10).

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenses and operations.

Cash totaled $21.7 million at June 30, 1997, an increase of $20.6 million from June 30, 1996. This increase is a result of cash flow provided by operations, as well as cash received above immediate requirements, from the Company's public stock offering effective on November 18, 1996 and closed on November 22, 1996 (see "Public Stock Offering"). Net cash provided by operating activities for the year ended June 30, 1997 was $10.2 million. Increased sales volume and demand for semiconductor parts during the year ended June 30, 1997 caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. In addition, the exercise and subsequent sale of stock related to stock option plans reduced the Company's current tax liability. Net cash used in investing activities for the year ended June 30, 1997 was $20.0 million. Proceeds of $2.0 million from the sale of the Judgmental Use of Force Business (see "Sale of Judgmental Use of Force Business") offset $20.5 million used for the acquisition of Bit 3 (see "Recent Acquisitions") and $1.5 million used for the purchase of equipment . Net cash provided by financing activities for the year ended June 30, 1997 was $30.3 million. Net proceeds from the sale of common stock (see "Public Stock Offering") were $35.5 million, with additional cash received from the exercise of stock options and warrants of $1.9 million. A portion of these funds, $6.9 million, was used in November 1996 to pay down all existing debt, including interest due, with NationsBank of Texas, N.A. ("NationsBank") incurred in April 1995 primarily to finance the acquisition of GreenSpring.

In fiscal years ended June 30, 1996 and June 30, 1995, the Company generated $3.4 million and $1.1 million, respectively, of positive cash flow from operating activities. In fiscal 1996, the positive cash flow from operating activities was partially used to pay down bank debt, to purchase equipment and to acquire the IndustryPack-Registered Trademark--compatible product line from Wavetron Microsystems, Inc. in January 1996. In fiscal 1995, the positive cash flow from operating activities combined with bank borrowings provided the Company sufficient funds to acquire GreenSpring in April 1995, as well as to purchase required equipment.

On April 26, 1996 and November 15, 1996, the Company amended its bank financing agreement with NationsBank, originally entered into in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit. The term loan was completely paid down from the proceeds of the public stock offering. The revolving line of credit matures on October 30, 1997. For the entire year ended June 30, 1997, there were no borrowings drawn on the revolving line of credit. The interest rate of the revolving line of credit is NationsBank's prime rate or LIBOR plus 2.25% in 30, 60, or 90 day options. The amended financing agreement provides for a security interest by NationsBank in the Company's receivables, inventories, and equipment, except those of LDG and Bit 3, and imposes certain performance ratios on the Company. The amendment dated November 15, 1996 excludes the $11.0 million earnings charge associated with the acquisition of Bit 3 from the performance ratios. These ratios include a current maturities ratio which requires that the Company's net earnings plus depreciation and amortization expense for the preceding four quarters from time of measurement compared to the Company's current portion of its long-term debt will not be less than a ratio of 2 to 1; a senior funded debt to EBITDA ratio which requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.5 to l when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from time of measurement; and a fixed charge coverage ratio requiring that the Company's income before tax plus interest expense and operating lease expense for the preceding four quarters from time of measurement will not be less than a ratio of 2 to l when compared to the Company's interest expense plus operating lease expense for the same preceding four quarters. The Company is also prohibited from disposing of or acquiring certain assets and businesses without the consent of the lender. At June 30, 1997, the Company was in compliance with all of the covenants of the amended financing agreement.

                      SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Management believes that financial resources, including its internally generated funds, available bank borrowings and the net proceeds from the public stock offering, will be sufficient to finance the Company's current operations, capital expenditures and certain acquisitions, for the next twelve months.

For the three most recent fiscal years, there has been no impact from inflation or changing prices to the Company's sales or income from continuing operations.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the currently required presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and early application is not permitted. Management believes the application of SFAS 128 will not have a material effect on the Company's future financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the application of SFAS 130 will not have a material effect on the Company's future financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of Business Enterprise." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company's future financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
SBS Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                        /S/ KPMG Peat Marwick LLP



Albuquerque, New Mexico
August 6, 1997

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                        June 30
                                                             ---------------------------
                   ASSETS                                        1997            1996
                   ------                                    ------------    ------------
Current assets:
    Cash and cash equivalents                                $ 21,661,671       1,130,030
    Receivables, net (notes 5, 6 and 7)                         9,244,269       6,421,224
    Inventories (notes 6 and 7)                                 7,705,470       5,160,962
    Deferred income taxes (note 8)                              1,327,000         317,100
    Prepaid expenses                                              232,283         303,846
    Other current assets                                          128,560         104,249
                                                             ------------    ------------
              Total current assets                             40,299,253      13,437,411
                                                             ------------    ------------

Property and equipment, at cost (notes 6 and 7)                 4,729,259       2,389,289
    Less accumulated depreciation                               2,247,408       1,041,719
                                                             ------------    ------------
              Net property and equipment                        2,481,851       1,347,570
                                                             ------------    ------------

Intangible assets, net                                         14,099,254       5,571,135

Deferred income taxes (note 8)                                  4,253,000          55,900

Other assets                                                       31,656          31,656
                                                             ------------    ------------

              Total assets                                   $ 61,165,014      20,443,672
                                                             ------------    ------------
                                                             ------------    ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
    Current portion of long-term debt (note 7)               $     13,316       1,458,976
    Notes payable to related parties (note 7)                   1,000,000            -
    Accounts payable                                            1,541,846       1,243,748
    Accrued representative commissions                            449,699         353,278
    Accrued salaries                                            1,868,623       1,077,121
    Accrued compensated absences                                  560,061         340,342
    Income taxes (note 8)                                       1,095,162         223,381
    Other current liabilities (note 3)                          1,493,368         507,586
                                                             ------------    ------------
              Total current liabilities                         8,022,075       5,204,432

Long-term liabilities:
    Long-term debt, excluding current installments (note 7)          -          5,188,320
    Notes payable to related parties (note 7)                   2,816,251            -
                                                             ------------    ------------
              Total long-term liabilities                       2,816,251       5,188,320
                                                             ------------    ------------
              Total liabilities                                10,838,326      10,392,752
                                                             ------------    ------------

Stockholders' equity:
    Common stock, no par value; 30,000,000 shares authorized,
         5,405,378 and 3,178,133 issued and outstanding
         at June 30, 1997 and 1996, respectively               43,889,754       4,690,786
    Common stock warrants (note 10)                               111,286         180,000
    Retained earnings                                           6,325,648       5,180,134
                                                             ------------    ------------
              Total stockholders' equity                       50,326,688      10,050,920
                                                             ------------    ------------

              Total liabilities and stockholders' equity     $ 61,165,014      20,443,672
                                                             ------------    ------------
                                                             ------------    ------------

          See accompanying notes to consolidated financial statements

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                            Year Ended June 30
                                               ------------------------------------------
                                                   1997           1996           1995
                                               ------------   ------------   ------------
Sales                                          $ 52,814,568     31,331,793     16,217,648

Cost of sales                                    24,910,271     14,510,106      6,756,560
                                               ------------   ------------   ------------
    Gross Profit                                 27,904,297     16,821,687      9,461,088

Selling, general and administrative expense      10,223,374      6,292,954      3,891,408

Research and development expense                  4,422,152      2,846,300      1,686,590

Acquired in-process research and
    development charge                           11,000,000           -              -

Amortization of intangible assets                 1,504,524        884,438        493,409
                                               ------------   ------------   ------------
    Operating income from continuing operations     754,247      6,797,995      3,389,681
                                               ------------   ------------   ------------

Interest income                                     523,115          9,210          3,315

Interest expense                                   (508,677)      (839,028)      (191,120)
                                               ------------   ------------   ------------
                                                     14,438       (829,818)      (187,805)
                                               ------------   ------------   ------------

Income from continuing operations
    before income taxes                             768,685      5,968,177      3,201,876

Income taxes (note 8)                               307,000      2,387,270      1,357,000
                                               ------------   ------------   ------------
    Income from continuing operations               461,685      3,580,907      1,844,876

Discontinued operations (net of tax benefit
    of $1,160,000)                                     -              -        (1,781,235)

Loss on disposal of discontinued operations
     (net of tax benefit of $896,000)                  -              -        (1,354,000)
                                               ------------   ------------   ------------
    Loss from discontinued operations                  -              -        (3,135,235)
                                               ------------   ------------   ------------

Net income (loss)                              $    461,685      3,580,907     (1,290,359)
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------

Income (loss) per common and
    common equivalent share:
    Continuing operations                      $       0.09           0.97           0.65
    Discontinued operations                            0.00           0.00          (1.10)
                                               ------------   ------------   ------------
Net income (loss) per common and
    common equivalent share                    $       0.09           0.97          (0.45)
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------

           See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

                                                Common                                           Total
                                                stock                Common                      stock-
                                        ------------------------     stock       Retained       holders'
                                         Shares         Amount      warrants     earnings       equity
                                        ---------   ------------   ---------    -----------  ------------
Balance at June 30, 1994                2,810,426   $  2,975,751   $   -        $ 2,889,586  $  5,865,337

Exercise of stock options                   8,228         18,020       -              -            18,020
Common stock issued under
    employee stock bonus plan              75,000        381,250       -              -           381,250
Warrants issued for business
    acquisition (note 2)                    -              -          75,000          -            75,000
Net loss                                    -              -           -         (1,290,359)   (1,290,359)
                                        ---------   ------------   ---------    -----------  ------------

Balance at June 30, 1995                2,893,654      3,375,021      75,000      1,599,227     5,049,248

Exercise of stock options and warrants    284,479      1,315,765     (20,000)         -         1,295,765
Warrants issued for business
    acquisition (note 2)                    -              -         125,000          -           125,000
Net income                                  -              -           -          3,580,907     3,580,907
                                        ---------   ------------   ---------    -----------  ------------

Balance at June 30, 1996                3,178,133      4,690,786     180,000      5,180,134    10,050,920

Exercise of stock options and warrants    527,245      1,960,780     (68,714)         -         1,892,066
Income tax benefit from stock
    options exercised                       -          1,645,740       -              -         1,645,740
Acquisition of Logical Design
    Group Inc. (note 2)                   200,000         68,000       -            683,829       751,829
Common stock issued in
    public offering                     1,500,000     35,524,448       -              -        35,524,448
Net income                                  -              -           -            461,685       461,685
                                        ---------   ------------   ---------    -----------  ------------

Balance at June 30, 1997                5,405,378   $ 43,889,754   $ 111,286    $ 6,325,648  $ 50,326,688
                                        ---------   ------------   ---------    -----------  ------------
                                        ---------   ------------   ---------    -----------  ------------


          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                               Year Ended June 30
                                                                   ------------------------------------------
                                                                       1997           1996           1995
                                                                   ------------   ------------   ------------
Cash flows from operating activities:
    Net income                                                     $    461,685      3,580,907     (1,290,359)
                                                                   ------------   ------------   ------------

    Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation                                              705,160       316,494         384,057
              Amortization of intangible assets                       1,504,524       884,438         536,328
              Bad debt expense                                          223,004        56,933             -
              Loss (gain) on disposition of assets                     (189,579)       44,218             -
              Imputed interest                                          144,072           -               -
              Acquired in-process research and development charge    11,000,000           -               -
              Deferred income taxes                                  (5,141,037)      (13,000)       (360,000)
              Loss from sale of discontinued operations                     -             -         2,250,000
              Stock issued under employee stock bonus plan                  -             -           399,270

              Changes in assets and liabilities:
                   Receivables                                         (888,824)      673,406       3,314,458
                   Inventories                                         (541,340)   (1,192,938)     (1,101,607)
                   Prepaids and other assets                            260,367       144,862        (476,828)
                   Accounts payable                                    (143,036)     (635,049)      1,172,798
                   Accrued representative commissions                    79,181        27,810         218,669
                   Accrued salaries                                     683,403       562,603         277,433
                   Accrued compensated absences                          65,584        58,270        (155,833)
                   Income taxes                                       2,519,073      (127,532)     (1,500,209)
                   Other current liabilities                           (555,158)     (943,359)     (2,559,768)
                                                                   ------------   -----------   -------------
                     Net adjustments                                  9,725,394      (142,844)      2,398,768
                                                                   ------------   -----------   -------------

                     Net cash provided by operating activities       10,187,079     3,438,063       1,108,409
                                                                   ------------   -----------   -------------

Cash flows from investing activities:
    Business acquisitions (note 2)                                  (20,511,319)     (317,746)     (5,196,815)
    Acquisition of property and equipment                            (1,451,643)     (764,191)       (426,769)
    Proceeds from businesses divested
         and asset sales (note 3)                                     2,000,000           -               -
    Proceeds from sale of discontinued
         operations (note 12)                                               -             -           400,300
                                                                   ------------   -----------   -------------

         Net cash used by investing activities                      (19,962,962)   (1,081,937)     (5,223,284)
                                                                   ------------   -----------   -------------

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------------------------------------

                                                                               Year Ended June 30
                                                                   -----------------------------------------
                                                                       1997            1996           1995
                                                                   ------------   -------------   ----------
Cash flows from financing activities:
    Proceeds from notes payable to bank                                     -        4,095,000     6,950,437
    Payments on notes payable to bank                                       -       (4,717,383)   (7,690,517)
    Proceeds from long-term borrowings                                      -              -       7,000,000
    Payments on long-term borrowings and capitalized leases          (7,108,990)    (3,332,390)   (1,344,567)
    Net proceeds from refinancing long-term borrowings                        -        549,108           -
    Proceeds from exercise of stock options and warrants              1,892,066      1,295,765           -
    Net proceeds from sale of common stock                           35,524,448            -             -
                                                                   ------------   ------------   -----------

    Net cash provided (used) by financing activities                 30,307,524     (2,109,900)    4,915,353
                                                                   ------------   ------------   -----------

Net increase in cash and cash equivalents                            20,531,641        246,226       800,478

Cash and cash equivalents at beginning of period                      1,130,030        883,804        83,326
                                                                   ------------   ------------   -----------

Cash and cash equivalents at end of period                         $ 21,661,671      1,130,030       883,804
                                                                   ------------   ------------   -----------
                                                                   ------------   ------------   -----------

Supplemental disclosure of cash flow information:

    Interest paid                                                  $    275,415        875,736       497,002
    Income taxes paid                                                 2,922,519      2,431,749       700,000

    Noncash financing and investing activities:

         Acquisition of GreenSpring Computers, Inc. (note 2):

              Common stock warrants issued                         $        -         125,000         75,000
              Long-term debt issued                                         -             -        1,000,000
                                                                   ------------   ------------   -----------

                                                                   $        -          125,000     1,075,000
                                                                   ------------   ------------   -----------
                                                                   ------------   ------------   -----------


         Assets acquired through capital leases                       $  70,733            -             -
         Income tax benefit from stock options exercised           $  1,645,740            -             -
                                                                   ------------   ------------   -----------
                                                                   ------------   ------------   -----------

         See accompanying notes to consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  GENERAL

         The consolidated financial statements include the accounts of SBS Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         SBS Technologies, Inc. and subsidiaries (the "Company") is a leading manufacturer of standard bus embedded computer components that perform a broad range of central processing unit, general-purpose input/output and special-purpose input/output interface applications, and high performance interconnect hardware and software. The Company has operations in New Mexico, Minnesota, North Carolina and California.

    (b)  SALES RECOGNITION

         Sales are recognized when goods are shipped to the customer.

    (c)  CASH AND CASH EQUIVALENTS

         Temporary investments with original maturities of ninety days or less are classified as cash and cash equivalents.

    (d)  INVENTORIES

         Inventories are valued at average cost which does not exceed market.

                                                              JUNE 30
                                                    ------------------------
                                                        1997          1996
                                                    ------------   ---------

                    Raw materials                   $  3,211,502   2,254,788
                    Work in process                    2,953,140   1,546,800
                    Finished goods                     1,540,828   1,359,374
                                                    ------------   ---------

                                                    $  7,705,470   5,160,962
                                                    ------------   ---------
                                                    ------------   ---------

    (e)  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                              JUNE 30
                                                    -------------------------
                                                        1997          1996
                                                    ------------    ---------
                    Computers                       $  1,862,814    1,194,888
                    Software                             946,608      411,839
                    Furniture and equipment            1,919,837      782,562
                                                    ------------    ---------
                                                    $  4,729,259    2,389,289
                                                    ------------    ---------
                                                    ------------    ---------

         Depreciation of property and equipment is provided over the estimated useful lives (three to twelve years) of the respective assets using straight-line and accelerated methods.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (f)  INTANGIBLE ASSETS

         Intangible assets are stated at cost and consist of the following:

                                                              JUNE 30
                                                    -------------------------
                                                        1997          1996
                                                    ------------    ---------

                    Noncompete covenants            $  1,540,000    1,540,000
                    Goodwill                          16,584,314    6,551,671
                                                    ------------    ---------
                                                      18,124,314    8,091,671
                    Less accumulated amortization     (4,025,060)  (2,520,536)
                                                    ------------    ---------
                                                    $ 14,099,254    5,571,135
                                                    ------------    ---------
                                                    ------------    ---------

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

         The numbers of shares used in the earnings per share computations are as follows:


                                                                   YEAR ENDED JUNE 30
                                                         ------------------------------------
                                                            1997         1996         1995
                                                         ---------    ---------    ----------
    Weighted average shares of common
      stock outstanding during the year                  4,535,746    3,017,575    2,810,426
    Common equivalent shares - assumed
      exercise of options and warrants                     744,475    1,377,923       48,514
    Shares assumed to be repurchased with
      proceeds from exercise subject to 20% of
      average shares outstanding maximum                      -        (603,515)        -
                                                         ---------    ---------     ---------
    Total common and common
      equivalent shares                                  5,280,221    3,791,983     2,858,940
                                                         ---------    ---------     ---------
                                                         ---------    ---------     ---------


                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (i)  FINANCIAL INSTRUMENTS

         SFAS 107, "Disclosures about Fair Values of Financial Instruments," requires the fair value of financial instruments be disclosed. The Company's financial instruments are accounts receivable, accounts payable, and long-term variable rate debt. The carrying amounts of accounts receivable, accounts payable, and long-term variable rate debt, because of their nature, approximate fair value.

    (j)  RECLASSIFICATIONS

         Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

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

    (l)  STOCK OPTION PLANS

         Prior to July 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

    (m)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    (n)  NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the currently required presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the financial statements issued for periods ending after December 15, 1997, and early application is not permitted. Management believes the application of SFAS 128 will not have a material effect on the Company's future financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the application of SFAS 130 will not have a material effect on the Company's future financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company's future financial statements.


(2) BUSINESS ACQUISITIONS

    On November 18, 1996, the Company completed the purchase of Bit 3. Bit 3 is a Minneapolis-based developer and manufacturer of high performance bus interconnect hardware and software products. The Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million. The initial cash payment to the two shareholders of Bit 3 (the "Sellers") of $20.0 million was funded by an offering of SBS common stock. Subsequent cash payments of $1.0 million and $3.0 million will be paid to the Sellers on July 1, 1997, and July 1, 1998, respectively. In connection with the acquisition, the Company made an assessment, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus was charged to earnings under generally accepted accounting principles. The acquisition was accounted for using the purchase method of accounting, and accordingly, Bit 3's results of operations have been included in the consolidated financial statements since the date of acquisition. Goodwill is being amortized over 10 years.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Assets acquired and liabilities assumed in the acquisition are as follows:

                   Cash and equivalents                   $     22,138
                   Accounts receivable                       1,715,946
                   Inventory                                 1,591,448
                   Prepaid and other assets                    207,086
                   Property and equipment (net)                200,570
                   Deferred tax asset                           39,463
                   Goodwill                                 10,032,643
                   Accounts payable                           (184,150)
                   Accrued salaries                            (88,099)
                   Accrued compensated absences                (87,700)
                   Other accrued liabilities                  (242,358)
                                                           -----------
                                                            13,206,987
                   In-process research and development      11,000,000
                                                           -----------
                                                           $24,206,987
                                                           -----------
                                                           -----------

    The purchase price was paid as follows:

                   Cash                                    $20,000,000
                   Notes payable issued                      4,000,000
                   Discount of notes payable                  (327,821)
                   Acquisition costs                           534,808
                                                           -----------
                                                           $24,206,987
                                                           -----------
                                                           -----------

The following proforma consolidated results of operations have been prepared as if the acquisition of Bit 3 had occurred at July 1, 1995, and 1996.


    (in thousands except per share amounts)
                                                 June 30        June 30
                                                   1997           1996
                                                --------        -------
    Sales . . . . . . . . . . . . . . . . .     $ 58,949         45,519
    Net income  . . . . . . . . . . . . . .        1,626            385
    Net income per common and common
      equivalent share  . . . . . . . . . .         0.31           0.07
                                                --------        -------
                                                --------        -------

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On August 19, 1996, the Company acquired LDG, a Raleigh, North Carolina-based designer and manufacturer of Intel processor-based CPU boards for the standard bus embedded computer market. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax-free reorganization for federal income tax purposes. Under the terms of the agreement, LDG shareholders exchanged all outstanding shares of LDG stock for 200,000 shares of the Company's stock.

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

    The financial position and results of operations of the Company and LDG are combined in fiscal 1997 on a prospective basis. LDG's historical results do not have a material effect on combined financial position or results of operations.

    On January 10, 1996, the Company's wholly owned subsidiary, GreenSpring, completed an asset purchase of the IndustryPack-Registered Trademark--compatible product line from Wavetron Microsystems, Inc. The purchase price, including capitalizable expenses, was $236,626. In conjunction with the acquisition, goodwill of $172,559 was recorded and is being amortized over five years. The reported net income and net income per common and common equivalent share for the reported periods would not have been materially different from that reported had the acquisition taken place at the beginning of the respective fiscal year.

    On April 28, 1995, the Company acquired GreenSpring, a corporation based in Menlo Park, California, for $7,450,000. GreenSpring is engaged in the design, development, marketing and manufacturing of general purpose I/O products utilized in multiple segments of the standard bus embedded computer market. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over 10 years.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Assets acquired and liabilities assumed in the acquisition are as follows:

              Cash and equivalents                    $ 1,053,185
              Accounts receivable                       1,725,641
              Inventory                                 1,216,904
              Other assets                                 39,908
              Property and equipment                      129,695
              Goodwill and other intangible assets      5,752,440
              Accounts payable                         (2,467,773)
                                                      -----------
                                                      $ 7,450,000
                                                      -----------
                                                      -----------

    The purchase price was paid as follows:

              Notes payable issued                    $ 1,000,000
              Warrants issued                             200,000
              Cash                                      6,250,000
                                                      -----------
                                                      $ 7,450,000
                                                      -----------
                                                      -----------

    Had the acquisition taken place on July 1, 1994, the reported net loss and net loss per common and common equivalent share for the year ended June 30, 1995 would have been decreased by approximately $804,000 and $0.28, respectively.


(3) SALE OF JUDGMENTAL USE OF FORCE BUSINESS

    On June 26, 1997, the Company sold substantially all of the assets of the Company's Judgmental Use Of Force Business to Fats, Inc., for $2.0 million. This business marketed a Judgmental Use Of Force Training System used to train police and military personnel in appropriate situational use of force. The results of operations of this business were immaterial to the total operating results of the Company. The sale of property, plant, and equipment (net) and inventory were recorded at $139,296 and $409,421, respectively. The Company recorded estimated future costs associated with the sale of $1,262,207 on the date of sale. The balance of $793,677 is included in other current liabilities at June 30, 1997. The Company recognized a gain on the sale of approximately $189,000.


(4) SIGNIFICANT CUSTOMERS AND FOREIGN SALES

    In fiscal 1997, 1996 and 1995, no one customer exceeded 10% of the Company's sales. All of the Company's operations are conducted in the United States. International sales are denominated in U.S. dollars. During the years ended June 30, 1997, 1996 and 1995, export sales from continuing operations, with minimal attendant risk, all of which were to unaffiliated customers, were approximately $8.6 million, $5.1 million and $1.6 million, respectively. Export sales from discontinued operations in 1995 were $2.4 million. Export sales from continuing operations were made primarily in the following foreign markets:

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                        1997           1996           1995
          --------------            -----------    -----------    -----------
                                    Sales     %    Sales     %    Sales     %
          Foreign Market             (000's)        (000's)        (000's)
          --------------            -----------    -----------    -----------

    United Kingdom                  $1,100  12.8   1,000  19.6      --     --
    Germany                            800   9.3     800  15.7      --     --
    Korea                            1,000  11.6     500   9.8      --     --
    France                             700   8.1     400   7.8      600   37.5
    Japan                            1,300  15.1     400   7.8      --     --
    Canada                           1,400  16.3     600  11.8      600   37.5
    Belgium                             50   0.6     300   5.9      --     --
    All Others                       2,250  26.2   1,100  21.6      400   25.0
                                    ------ -----   ----- -----   ------  -----
    Total                           $8,600 100.0   5,100 100.0    1,600  100.0
                                    ------ -----   ----- -----   ------  -----
                                    ------ -----   ----- -----   ------  -----
    Sales from
     continuing operations         $52,800  16.3  31,300  16.3   16,200    9.9
                                   -------  ----  ------  ----   ------  -----
                                   -------  ----  ------  ----   ------  -----


(5) RECEIVABLES

    Receivables, net consisted of the following:

                                                           JUNE 30
                                                 --------------------------
                                                     1997           1996
                                                 -----------      ---------

    Accounts receivable                          $ 9,033,935      5,527,620
    Contract receivables:
         Amounts billed                              268,913        721,803
         Recoverable costs and accrued profit
          on progress completed - not billed         242,416        242,038
                                                 -----------      ---------
                                                     511,329        963,841

                                                   9,545,264      6,491,461
                                                 -----------      ---------

    Less:  allowance for doubtful accounts          (300,995)       (70,237)
                                                 -----------      ---------
                                                 $ 9,244,269      6,421,224
                                                 -----------      ---------
                                                 -----------      ---------

    Recoverable costs and accrued profit not billed are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners since the amounts were not billable at the balance sheet date, because progress billings are restricted by the contract to a percentage of costs incurred until the contracts are closed.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) FINANCING

    The Company has an available bank line of credit of $2,500,000, which matures October 1997. Interest is payable monthly at LIBOR plus 2.25 percent or the bank's prime lending rate. The bank's prime lending rate at June 30, 1997 was 8.50 percent. During the year ended June 30, 1996, the Company refinanced through long-term borrowings $2,337,537 previously outstanding on the line of credit. The Company had no amounts drawn on this line of credit at June 30, 1997. The line of credit provides for security interests in the Company's receivables, inventories and equipment, except those of LDG and Bit 3. Management anticipates that the line of credit will be renewed at maturity in the normal course of business.

(7) LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                 JUNE 30
                                                          ----------------------
                                                              1997       1996
                                                          ----------  ----------
    Note payable to bank, $5,000,000 at LIBOR plus
         2.5% (8% at June 30, 1996), $1,525,000 at prime
         plus .25% (8.5% at June 30, 1996), secured by
         receivables, inventories and equipment,
         due in monthly installments of $112,500           $   --      6,525,000
    Notes payable to former shareholders of Bit 3,
         including imputed interest at 6.46% through
         June 30, 1997, secured by all Company assets,
         due July 1, 1998                                   2,816,251      --
    Notes payable to former shareholders of Bit 3,
         including imputed interest at 6.46% through
         June 30, 1997, secured by all Company assets,
         due July 1, 1997                                   1,000,000      --
    Note payable, non-interest-bearing,
         payable in monthly installments through
         August 1997                                           13,316     113,316
    8.24% note due in monthly installments of $2,215
         including interest through August 1996                 --          4,385
    8.14% note due in monthly installments of
         $2,321 including interest through
         August 1996                                            --          4,595
                                                            ---------   ---------
                                                            3,829,567   6,647,296
    Less current installments                              (1,013,316) (1,458,976)
                                                            ---------   ---------
                                                           $2,816,251   5,188,320
                                                            ---------   ---------
                                                            ---------   ---------

    Principal maturities of long-term debt as of June 30, 1997 are as follows:

                                            1998           $1,013,316
                                            1999            2,816,251
                                                           ----------
                                                           $3,829,567
                                                           ----------
                                                           ----------

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    (8) INCOME TAXES

        Income tax expense (benefit) is comprised of the following:

                                                 YEAR ENDED JUNE 30
                                        ----------------------------------
                                             1997      1996       1995
                                        ------------  --------- ----------
         Current:
           U.S. Federal                 $  4,432,000  1,916,770  1,211,000
           State                           1,082,000    483,500    352,000

         Deferred:
           U.S. Federal                   (4,204,000)   (11,000)  (145,000)
           State                          (1,003,000)    (2,000)   (61,000)

        Income tax before
         discontinued operations             307,000  2,387,270  1,357,000

        Income tax expense (benefit) from:
           Discontinued operations             --         --    (1,160,000)
           Loss on disposal                    --         --      (896,000)
                                        ------------  --------- ----------
        Total income tax expense         $   307,000  2,387,270   (699,000)
                                        ------------  --------- ----------
                                        ------------  --------- ----------


    Income tax expense was provided for at an effective rate of 40.0,
    40.0 and 42.4 percent in 1997, 1996 and 1995, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34 percent to income from continuing operations before income taxes) as follows:

                                                      YEAR ENDED JUNE 30
                                             ----------------------------------
                                                   1997      1996       1995
                                             ------------  --------- ----------

    Computed "expected" tax expense           $   261,350  2,029,180  1,089,000
    State income tax, net of federal income
      tax benefit                                  51,050    319,112    212,000
    Goodwill amortization                           --        21,508     66,000
    Nondeductible merger expenses                  62,800      --         --
    Dividend from foreign sales corporation      (102,000)   (45,000)     --
    Other                                          33,800     62,470    (10,000)
                                              -----------  ---------  ---------
                                              $   307,000  2,387,270  1,357,000
                                              -----------  ---------  ---------
                                              -----------  ---------  ---------

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The significant components of deferred income tax assets are as follows:

                                                       YEAR ENDED JUNE 30
                                                   -------------------------
                                                      1997           1996
                                                   ----------     ----------

    Vacation and severance accruals                $  179,200        136,136
    Inventory capitalization                          519,100        198,792
    Acquired in-process R&D charge                  4,217,700           -
    Accrued expenses                                  277,900           -
    Amortization                                      234,900           -
    Allowance for uncollectible accounts              120,400           -
    Other                                              30,800         38,072
                                                   ----------        -------
                                                   $5,580,000        373,000
                                                   ----------        -------
                                                   ----------        -------

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the Company's historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company's future taxable income will be sufficient to realize the benefit of the deferred tax assets existing at June 30, 1997. Accordingly, management has no allowance for deferred tax assets at June 30, 1997 or 1996.


(9) LEASES

    The Company leases its main facilities in Albuquerque, New Mexico, Carlsbad, California, Menlo Park, California, Minneapolis, Minnesota, and Raleigh, North Carolina, under noncancelable operating leases which expire at various dates through the year 2000. The Company also leases various items of equipment under noncancelable operating leases which expire at various dates through the year 2002.

                                  BUILDINGS        EQUIPMENT
            YEAR ENDING            MINIMUM          MINIMUM
              JUNE 30          LEASE PAYMENTS   LEASE PAYMENTS      TOTAL
            -----------        --------------   --------------   -----------

              1998               $  754,900         48,540          803,440
              1999                  650,605         48,540          699,145
              2000                  635,754         48,540          684,294
              2001                  108,789         14,087          122,876
              2002                  100,546           --            100,546
                               --------------    -------------   -----------
                                 $2,250,594        159,707        2,410,301
                               --------------    -------------   -----------
                               --------------    -------------   -----------

    Total rental expense for operating leases for the years ended June 30, 1997, 1996, and 1995 was $886,965, $521,885 and $511,150,
    respectively.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(10) STOCK OPTION PLANS AND WARRANTS

    (a) 1992, 1993, 1995, 1996 AND 1997 INCENTIVE STOCK OPTION PLANS

        The Company has 1992, 1993, 1995, 1996 and 1997 Incentive Stock Option Plans ("Plans") whereby a total of 1,400,000 shares of its common stock are reserved for discretionary grant of options by the Board to officers and employees who are not directors. The Plans all terminate ten years after inception, from the years 2001 to 2006.

        The options are intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code (the "Code"). The option plan generally permits options to be granted (i) only to employees or officers and not to directors as such; (ii) for a period of up to ten years; and (iii) at prices not less than fair market value at the date of grant. Under the Code, holders of more than 10 percent of the Company's stock cannot be granted options with a duration of more than five years or exercisable at a price less than 110 percent of the fair market value on the date of grant. Options granted under the plan may be exercised as provided by the administering committee or Board of Directors of the Company. All of these options are exercisable at the quoted market value of the Company's stock in effect on the respective dates of the grants.

    (b) 1993 DIRECTOR AND OFFICER STOCK OPTION PLAN

        The Company has a 1993 Director and Officer Stock Option Plan whereby a total of 2,000,000 shares of its common stock are reserved for grant of options to all Directors of the Company who are not employees and all Executive Officers of the Company. Directors who are not employees of the Company receive automatic grants on the anniversary date of their service as a Director of the Company. Executive Officers receive grants subject to the discretion of the Board. All options are granted at a price equal to fair market value. The options become exercisable in one to three years from the date of grant and terminate twelve months from the date the optionee ceases to be a member of the Board of Directors or in five years, whichever occurs first.

    (c) 1996 EMPLOYEE STOCK PURCHASE PLAN

        The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 and was subsequently approved at the November 1996 Annual Shareholders' Meeting. The Plan provides for the grant of options to eligible employees on January 21, 1996, 1997 and 1998. Individual grants are issued for a percentage of the employee's annual base salary, (as determined each year by the Board of Directors, up to 10%), divided by the fair market value of one share of the Company's stock on the date of grant. Options are eligible to be exercised beginning 18 months after the date of grant for a period of nine months at which time they will expire.

                        SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (d) WARRANTS

        In connection with the acquisition of GreenSpring, warrants to purchase 400,000 shares of common stock at $4.50 were issued to the former shareholders and option holders of GreenSpring. Of these warrants, 150,000 were exercisable immediately upon closing and the remaining 250,000 warrants vested during fiscal year 1996. At June 30, 1997, 143,132 warrants had been exercised and 34,297 were forfeited under the net issuance method. Of the balance, 139,238 were exercisable at June 30, 1997 with the remaining exercisable at June 30, 1998.

        In connection with the 1992 Initial Public Offering, warrants to purchase 100,000 common shares at $4.80 per share were issued to the underwriter. All of the warrants issued vested in January 1993 and were exercised in fiscal year 1997.

        Information regarding the Company's stock option plans and warrants is summarized below:

                           1991      ALL      1993     1996
                           NSOP     ISOPs      D&O     ESPP    WARRANTS      TOTAL
                         -------  --------- --------  -------   ----------  ----------
                         -------  --------- --------  -------   ----------  ----------
OUTSTANDING AT 6/30/94   26,512    736,296   30,000     --       100,000     892,808

   Granted                --       135,000   10,000     --       400,000     545,000
   Exercised              8,228      --       --        --         --          8,228
   Cancelled              --       211,772    --        --         --        211,772
                         -------  --------- --------  -------   ----------  ----------
OUTSTANDING AT 6/30/95   18,284    659,524   40,000     --        500,000   1,217,808

   Granted                --       360,000  118,500    44,171       --        522,671
   Exercised             18,284    234,334    5,000     --         26,861     284,479
   Cancelled              --        36,716    --          672      13,139      50,527
                         -------  --------- --------  -------   ----------  ----------
OUTSTANDING AT 6/30/96    --       748,474  153,500    43,499     460,000   1,405,473

   Granted                --       399,997  170,000    25,510       --        595,507
   Exercised              --       294,474   16,500     --        216,271     527,245
   Cancelled              --        56,663    --       10,154      21,158      87,975
                         -------  --------- --------  -------   ----------  ----------
OUTSTANDING AT 6/30/97    --       797,334  307,000    58,855     222,571   1,385,760
                         -------  --------- --------  -------   ----------  ----------
                         -------  --------- --------  -------   ----------  ----------
EXERCISABLE AT 6/30/95   18,284    346,191    --        --        250,000     614,475
EXERCISABLE AT 6/30/96    --       478,474  115,000     --        293,334     886,808
EXERCISABLE AT 6/30/97    --       217,333  108,500     --        139,238     465,071
                         -------  --------- --------  -------   ----------  ----------
                         -------  --------- --------  -------   ----------  ----------
AVAILABLE FOR GRANT       --        73,858  146,740   241,145       --        461,743
 AT 6/30/97
                         -------  --------- --------  -------   ----------  ----------
                         -------  --------- --------  -------   ----------  ----------

Weighted average option exercise price information for the years 1997, 1996, and 1995 follows:

                                   1997      1997        1995
                                 -------    ------      ------
Outstanding at July 1            $  6.27      4.62       4.70
Granted during the year:
    Price = Fair Value             22.28     11.25       4.55
    Price > Fair Value               --       5.50        --
Exercised during the year           4.74      4.65       2.19
Cancelled during the year           9.37      4.53       4.78
Outstanding at June 30             13.53      6.27       4.62
Exercisable at June 30              6.71      4.83       4.67

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant option groups outstanding and exercisable at June 30, 1997 and related weighted average price and life information follows:


                                              Weighted      Weighted
                                               Average       Average                   Weighted
                                Number        Remaining     Exercise     Number        Average
Range of Exercise Prices     Outstanding     Contractual      Price    Exercisable  Exercise Price
                                                Life
------------------------    ------------     -----------    --------   -----------  ---------------
$  4.13  -  $  5.50           488,621           7.44        $   4.80      405,288      $   4.86
$  5.63  -  $  16.50          467,311           8.04        $  11.85       19,783      $   5.75
$  18.25 -  $  34.00          429,828           7.29        $  25.29       40,000      $  25.88
------------------------    ------------     -----------    --------   -----------  ---------------
$  4.13  -  $  34.00        1,385,760           7.59        $  13.53      465,071      $   6.71
------------------------    ------------     -----------    --------   -----------  ---------------


The per share weighted-average fair value of stock options granted at a price greater than fair value during 1997 and 1996 was $0 and $1.63, respectively, on the date of grant. The per share weighted-average fair value of stock options granted at a price equal to fair value during 1997 and 1996 was $11.49 and $5.99, respectively, on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes Model with the following weighted-average assumptions:

                                        1997        1996
                                      -------     -------
    Expected life (years)               2.26        2.58
    Risk free interest rate            06.05%      06.25%
    Volatility                         63.30%      63.30%
    Dividend yield                       --          --


The Company applies APB Opinion 25 accounting for its plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value at grant date for its stock options under SFAS 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below:

                                         1997          1996
                                     ----------     ---------
    Net income, as reported          $  461,685     3,580,907
    Net income (loss), pro forma     (1,694,626)    3,110,685
    EPS, as reported                 $     0.09          0.97
    EPS, pro forma                        (0.30)         0.90

Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to July 1, 1995 is not considered.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11) RETIREMENT PLAN

    The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code for all employees of the Company. The plan provides for employees to selectively defer a percentage of their wages, which the Company matches at a predetermined rate not to exceed 4 percent of the employee's wages. The plan also provides for additional contributions at the discretion of the Board of Directors. Total Company contributions to the plan during the years ended
    June 30, 1997, 1996 and 1995 were $342,029, $185,387 and $251,493, respectively.

    Bit 3 and LDG maintained retirement plans under Section 401(k) of the Internal Revenue Code for all of their employees. Subsequent to the Company's acquisition of Bit 3 and LDG, these plans were terminated and merged into the Company's plan.

    In addition, LDG maintained a profit sharing plan qualified under
    Section 401(a) of the Internal Revenue Code for all of their employees. Subsequent to the Company's acquisition of LDG, this plan was terminated and plan participants had the option to take a distribution from the plan or rollover their balances into the Company's 401(k) plan.

(12)  DISCONTINUED OPERATIONS

    On April 26, 1995, the Company sold its flight simulation business for $400,300. Included in the sale were net assets of approximately $1,225,000. The purchaser has agreed to complete simulation contracts in progress at the time of the sale on a time and material and fixed price basis. The Company is responsible for completion of these contracts, until novation of the contracts by the customer, to the purchaser of the simulation operations. As of June 30, 1997, the majority of these contracts have been substantially completed.

    The disposition of the flight simulation business has been accounted for as a discontinued operation. Revenues of the discontinued operations were approximately $8,700,000 in 1995.

(13) CONTINGENCIES

    The Company has been named as a defendant in a lawsuit filed on June 19, 1996. The Company is vigorously defending the lawsuit and has filed a counter suit. Management does not believe that the outcome of the litigation will have a material affect on the Company's financial condition or results of operations.

    The Company is subject to various claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.



                                       PART III


Certain information required by Part III is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting to be held November 11, 1997.


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


                                            SBS TECHNOLOGIES, INC.



                                            By:  /S/ Christopher J. Amenson
                                                 Christopher J. Amenson
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date:  September 26, 1997

                                SBS Technologies, Inc.

                              Annual Report on Form 10-K
                           Fiscal Year Ended June 30, 1997

                                  Index to Exhibits

Exhibit
  No.                      DESCRIPTION                                                 PAGE
-------                    -----------                                                 ----
3.i(4)        Articles of Incorporation, as amended on June 28, 1995                    - -
3.ii(4)       By-laws, as amended on May 8, 1995                                        - -
4.a(5)        Article VI of the Articles of Incorporation, as amended, as
                included in the Articles of Incorporation of SBS Technologies, Inc.     - -
4.b(5)        Articles I, II of the Bylaws of SBS Engineering, Inc., as amended         - -
4.c(5)        Form of certificate evidencing Common Stock                               - -
10.a(6)       Employment agreement between Registrant and
                Dr. Andrew C. Cruce, dated October 1, 1993,
                as amended                                                              - -
10.b(6)       Employment agreement between Registrant and
                Scott A. Alexander, dated October 1, 1993,
                as amended
10.c(7)       1997 Employee Incentive Stock Option Plan                                 - -
10.d(6)       Employment agreement between Registrant and
                Christopher J. Amenson, dated April 24, 1992,
                as amended                                                              - -
10.e(1)       1991 Key Employee Stock Option Plan                                       - -
10.f(1)(7)    1992 Incentive Stock Option Plan                                          - -
10.g(1)       Stock Bonus Plan                                                          - -
10.h(2)(7)    1993 Incentive Stock Option Plan                                          - -
10.i(2)(7)    1993 Director and Officer Stock Option Plan
10.j          Employment Agreement between Registrant and Stephen D. Cooper
              dated May 13, 1997                              Filed herewith electronically
10.k          First Amendment to Amended and Restated Credit Agreement
                and Related Loan Documents between Registrant and NationsBank
                of Texas, N.A. dated November 15, 1996        Filed herewith electronically
10.l(8)       Stock Purchase Agreement between Bit 3 Computer Corporation
                and Registrant dated October 8, 1996                                    - -
10.m          Asset Purchase between Fats, Inc. and Registrant
                dated June 26, 1997                           Filed herewith electronically
10.q(3)       Asset Purchase Agreement dated April 26, 1995 between registrant
                and Camber Corporation.                                                 - -
10.r(3)       Purchase Agreement dated April 28, 1995 between Registrant and GreenSpring
                Computers, Inc. et al                                                   - -
10.s(3)       Credit Agreement dated April 28, 1995 with NationsBank of Texas, N.A.     - -
10.t(3)       Lease dated May 25, 1995 between Registrant and PARS Asset
                Management Company                                                      - -
10.v(6)(7)    1996 Employee Stock Purchase Plan, adopted January 21, 1996               - -
10.w(6)       Amended and Restated Term Loan and Revolver
                Credit Facility from NationsBank of Texas, N.A.
                dated April 26, 1996.                                                   - -
10.x(6)       Lease dated March 5, 1996, between Registrant and
                Bohannon Trust Partnership II.                                          - -
10.y(6)       Pooling Agreement dated August 19, 1996 between
                Registrant and Logical Design Group, Inc. et al                         - -
10.z          Management Incentive Plan                       Filed herewith electronically



11(6)         Statement Re:  Computation of Per-Share Income
21            Subsidiaries of the registrant                  Filed herewith electronically
23            Consent of KPMG Peat Marwick LLP                Filed herewith electronically
25            Power of attorney                               Filed herewith electronically
27            Financial Data Schedules                        Filed herewith electronically


(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-18 (No 33-43256-D), originally filed October 8, 1991, which Registration Statement became effective
         January 9, 1992.
(2) Incorporated by reference to Exhibits "A" & "B" of the Registrant's Proxy Statement for its annual meeting held November 10, 1992.
(3) Incorporated by reference to Exhibits 10.q, 10.r, 10.s and 10.t of the Registrant's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1995.
(4) Incorporated by reference to Exhibits 3.1 and 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(5) Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of Registrant's Registration Statement on Form S-3 originally filed on January 5, 1996 and Amendment No. 1 filed on March 14, 1996.
(6) Incorporated by reference to Exhibits 10.a, 10.b, 10.d, 10.v, 10.w, 10.x, 10.y, and 11 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 originally filed on March 10, 1997 and Amendment No.1 filed on April 4, 1997.
(8) Incorporated by reference from the Registrant's Registration Statement on Form S-2 dated October 9, 1996 Amendment No.1 dated October 22, 1996 and Amendment No.2 dated November 14, 1996.