Form 10-Q
period 1997-09-30
SBS TECHNOLOGIES INC
filed 1997-11-13
CIK 880208

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
    --- Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

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

As of October 31, 1997, the Registrant had 5,551,295 shares of its common stock outstanding.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
--------------------------------------------------------------------------------

            ASSETS                             September 30, 1997  June 30, 1997
            ------                             ------------------  -------------
Current assets:
   Cash and cash equivalents                         $22,522,476    21,661,671
   Receivables, net (note 2)                           9,453,496     9,244,269
   Inventories (note 3)                                8,337,202     7,705,470
   Deferred income taxes                               1,400,000     1,327,000
   Prepaid expenses                                      145,647       232,283
   Other current assets                                  292,376       128,560
                                                     -----------    ----------
      Total current assets                            42,151,197    40,299,253
                                                     -----------    ----------

Property and equipment, at cost                        5,398,947     4,729,259
   Less accumulated depreciation                       2,392,984     2,247,408
                                                     -----------    ----------
      Net property and equipment                       3,005,963     2,481,851
                                                     -----------    ----------

Intangible assets, net                                13,649,482    14,099,254

Deferred income taxes                                  4,100,000     4,253,000

Other assets                                              37,022        31,656
                                                     -----------    ----------

      Total assets                                   $62,943,664    61,165,014
                                                     -----------    ----------
                                                     -----------    ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
   Current portion of long-term debt                 $       -          13,316
   Notes payable to related parties                    2,862,188     1,000,000
   Accounts payable                                    1,964,912     1,541,846
   Accrued representative commissions                    423,160       449,699
   Accrued salaries                                      974,022     1,868,623
   Accrued compensated absences                          557,616       560,061
   Income taxes                                        1,492,034     1,095,162
   Other current liabilities                           1,450,153     1,493,368
                                                     -----------    ----------
      Total current liabilities                        9,724,085     8,022,075

Long-term liabilities:
   Notes payable to related parties                          -       2,816,251
                                                     -----------    ----------
      Total long-term liabilities                            -       2,816,251
                                                     -----------    ----------

      Total liabilities                                9,724,085    10,838,326
                                                     -----------    ----------

Stockholders' equity:
   Common stock, no par value; 30,000,000 shares
     authorized, 5,549,479 issued and outstanding
     at September 30, 1997
      5,405,378 issued and outstanding at
        June 30, 1997                                 44,484,288    43,889,754
   Common stock warrants                                  82,225       111,286
   Retained earnings                                   8,653,066     6,325,648
                                                     -----------    ----------
      Total stockholders' equity                      53,219,579    50,326,688
                                                     -----------    ----------

      Total liabilities and stockholders' equity     $62,943,664    61,165,014
                                                     -----------    ----------
                                                     -----------    ----------

        See accompanying notes to condensed consolidated financial statements
                                        Page 2

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                               Three Months Ended September 30
                                               -------------------------------
                                                    1997             1996
                                                 -----------     ----------
Sales                                            $16,362,509     11,263,466

Cost of sales                                      6,999,721      5,245,753
                                                 -----------     ----------
   Gross Profit                                    9,362,788      6,017,713

Selling, general and administrative expense        3,456,777      2,673,646

Research and development expense                   1,782,883        654,946

Amortization of intangible assets                    449,771        219,372
                                                 -----------     ----------
   Operating income from continuing operations     3,673,357      2,469,749
                                                 -----------     ----------

Interest income                                      284,674         14,844

Interest expense                                     (46,613)      (163,980)
                                                 -----------     ----------
                                                     238,061       (149,136)
                                                 -----------     ----------

Income from continuing operations
   before income taxes                             3,911,418      2,320,613

Income taxes                                       1,584,000        928,200
                                                 -----------     ----------

Net income                                       $ 2,327,418      1,392,413
                                                 -----------     ----------
                                                 -----------     ----------

Net income per common and
   common equivalent share                       $      0.39           0.33
                                                 -----------     ----------
                                                 -----------     ----------


        See accompanying notes to condensed consolidated financial statements
                                        Page 3

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (UNAUDITED)
--------------------------------------------------------------------------------



                                            Common                                                     Total
                                            stock                     Common                           stock-
                                   --------------------------         stock          Retained         holders'
                                     Shares          Amount          warrants        earnings          equity
                                   ---------      -----------       ----------      -----------      -----------
Balance at June 30, 1996           3,178,133      $ 4,690,786       $  180,000       $5,180,134      $10,050,920

Exercise of stock options
    and warrants                     527,245        1,960,780          (68,714)             -          1,892,066
Income tax benefit from stock
    options exercised                    -          1,645,740              -                -          1,645,740
Acquisition of Logical Design
    Group Inc.                       200,000           68,000              -            683,829          751,829
Common stock issued in
    public offering                1,500,000       35,524,448              -                -         35,524,448

Net income                               -                -                -            461,685          461,685
                                   ---------      -----------       ----------       ----------      -----------

Balance at June 30, 1997           5,405,378       43,889,754          111,286        6,325,648       50,326,688

Exercise of stock options
    and warrants                     144,101          594,534          (29,061)             -            565,473

Net income                               -                -                -          2,327,418        2,327,418
                                   ---------      -----------       ----------       ----------      -----------

Balance at September 30, 1997      5,549,479      $44,484,288       $   82,225       $8,653,066      $53,219,579
                                   ---------      -----------       ----------       ----------      -----------
                                   ---------      -----------       ----------       ----------      -----------



        See accompanying notes to condensed consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                               Three Months Ended September 30
                                               -------------------------------
                                                         1997           1996
                                                      ----------     ---------
Cash flows from operating activities:

  Net income                                          $2,327,418     1,392,413
                                                      ----------     ---------

  Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                      193,320       117,608
       Amortization of intangible assets                 449,771       219,372
       Bad debt expense                                  130,853       167,501
       Deferred income taxes                              80,000
       Gain on disposition of assets                      (4,871)          -
       Imputed interest                                   45,937           -
       Changes in assets and liabilities:
         Receivables                                    (340,080)   (1,021,640)
         Inventories                                    (631,732)     (443,144)
         Prepaids and other assets                       (82,546)       51,386
         Accounts payable                                423,066       494,366
         Accrued representative commissions              (26,539)      133,096
         Accrued salaries                               (894,601)     (165,933)
         Accrued compensated absences                     (2,445)       31,426
         Income taxes                                    396,872       569,131
         Other current liabilities                       (43,215)      123,542
                                                      ----------     ---------
           Net adjustments                              (306,210)      276,711
                                                      ----------     ---------

           Net cash provided by operating activities   2,021,208     1,669,124
                                                      ----------     ---------

Cash flows from investing activities:
  Cash received from sale of assets                       50,000           -
  Business acquisitions                                        -         1,351

  Acquisition of property and equipment                 (762,560)     (207,949)
                                                      ----------     ---------

           Net cash used by investing activities        (712,560)     (206,598)
                                                      ----------     ---------


                                     (Continued)
                                        Page 5

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------


                                                Three Months Ended September 30
                                                ------------------------------
                                                         1997           1996
                                                     -----------    ----------
Cash flows from financing activities:
  Payments on notes payable to related parties        (1,000,000)          -
  Payments on long-term borrowings and
    capitalized leases                                   (13,316)     (730,246)
  Proceeds from exercise of stock options and
    warrants                                             565,473       239,263
                                                      ----------     ---------

         Net cash used by financing activities          (447,843)     (490,983)
                                                      ----------     ---------

Net increase in cash and cash equivalents                860,805       971,543

Cash and cash equivalents at beginning of period      21,661,671     1,130,030
                                                      ----------     ---------

Cash and cash equivalents at end of period           $22,522,476     2,101,573
                                                      ----------     ---------
                                                      ----------     ---------

Supplemental disclosure of cash flow information:

  Interest paid                                      $       676       165,738
  Income taxes paid                                    1,126,000       352,624

  Noncash financing and investing activities:

  Assets acquired through capital leases             $         -        70,733

  Summary of assets, liabilities, and equity acquired through acquisition:

       Cash and cash equivalents                     $         -         1,351
       Receivables                                             -       441,279
       Inventories                                             -       821,141
       Deferred income tax                                     -        26,500
       Prepaid expenses                                        -         6,029
       Property and equipment                                  -       864,610
       Accumulated depreciation                                -      (609,322)
       Accounts payable                                        -      (256,984)
       Accrued representative commissions                      -       (17,240)
       Accrued salaries                                        -       (20,000)
       Accrued compensated absences                            -       (66,435)
       Debt                                                    -      (404,277)
       Income taxes                                            -         1,552
       Other current liabilities                               -       (36,375)
       Common stock                                            -       (68,000)
       Retained earnings                             $         -      (683,829)
                                                      ----------     ---------
                                                      ----------     ---------


        See accompanying notes to condensed consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (Unaudited)
--------------------------------------------------------------------------------


1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting policies as set forth in SBS Technologies, Inc.'s (the "Company") Annual Report on Form 10-K dated September 26, 1997 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results for such interim period. Results for an interim period are not necessarily indicative of results for a full year.

    Certain amounts in the September 30, 1996 financial statements have been reclassified to conform with the September 30, 1997 presentation.

2)  RECEIVABLES, NET

    Receivables, net consisted of the following:

                                         September 30, 1997     June 30, 1997
                                         -----------------      -------------

    Accounts receivable                        $9,363,408         9,033,935
    Contract receivables:
       Amounts billed                             267,469           268,913
       Recoverable costs and accrued profit
         on progress completed- not billed        241,337           242,416
                                               ----------         ---------
                                                  508,806           511,329

                                                9,872,214         9,545,264
                                               ----------         ---------

    Less:  allowance for doubtful accounts       (418,718)         (300,995)
                                               ----------         ---------
                                               $9,453,496         9,244,269
                                               ----------         ---------
                                               ----------         ---------

    Recoverable costs and accrued profit not billed are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners since the amounts were not billable at the balance sheet date, because progress billings are restricted by the contract to a percentage of costs incurred until the contracts are closed.

3)  INVENTORIES

    Inventories are valued at average cost which does not exceed market.

                                         September 30, 1997   June 30, 1997
                                         ------------------   -------------

    Raw materials                            $  3,331,966         3,211,502
    Work in process                             3,322,450         2,953,140
    Finished goods                              1,682,786         1,540,828
                                             ------------         ---------

                                             $  8,337,202         7,705,470
                                             ------------         ---------
                                             ------------         ---------

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (Continued)
--------------------------------------------------------------------------------

4)  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings per common and common equivalent share are based on the weighted average shares of common stock and, if dilutive, common equivalent shares (options and warrants) outstanding during the period.

    The number of shares used in the earnings per share computations are as follows:

                                                     Three Months Ended
                                                        September 30
                                                     ------------------
                                                   1997              1996
                                                   ----              ----
    Weighted average shares of common
         stock outstanding during the year      5,470,917         3,393,578
    Common equivalent shares - assumed
         exercise of options and warrants         499,271           824,416
                                                ---------         ---------
              Total common and common
                   equivalent shares            5,970,188         4,217,994
                                                ---------         ---------
                                                ---------         ---------

5)  BUSINESS ACQUISITIONS

    On November 18, 1996, the Company completed the purchase of Bit 3 Computer Corporation ("Bit 3"), a Minneapolis-based manufacturer of computer networking and interconnection hardware. The Company acquired all the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million. Of this purchase price, $20.0 million was paid to the sellers in cash upon closing of the public stock offering. Of the balance of $4.0 million, $1.0 million was paid on July 1, 1997 and the balance of $3.0 million will be paid on July 1, 1998. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge in the quarter ended December 31, 1996, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $10.0 million of goodwill which is being amortized over a ten year period.

    Had the acquisition taken place on July 1, 1996, revenues, net loss and net loss per common and common equivalent share for the quarter ended September 30, 1996 would have been approximately $15.1 million, $(4.3) million, and $(.88), respectively. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

                        SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE:
GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST, AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

PUBLIC STOCK OFFERING

On November 18, 1996, the Company consummated a fully underwritten public stock offering of 1,500,000 shares of the Company's Common Stock at a price of $25.625 per share. In addition, certain selling shareholders sold an additional 300,000 shares in the offering. The proceeds of the sale of the 300,000 additional shares did not benefit the Company; however, the Company did receive the exercise price of $4.80 per share from the exercise of warrants covering 100,000 of the shares. The offering was managed by an underwriting group led by Cowen & Co. and SoundView Financial Group, Inc. The net proceeds to the Company of the public stock offering were used to fund the acquisition of Bit 3 (see Recent Acquisition below), to repay long-term debt, and the balance will be used for general working capital requirements.

RECENT ACQUISITION

On November 18, 1996, the Company completed the purchase of Bit 3. Bit 3 is a Minneapolis-based manufacturer of computer networking and interconnection hardware for many of the most widely used computer architecture standards in the standard bus embedded computer market. Under the terms of the purchase agreement dated October 8, 1996 (the "Acquisition Agreement") among the Company and the two shareholders of Bit 3 (the "Sellers"), the Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million paid or to be paid from proceeds from the public stock offering and cash flow from the Company's operations. Of this total purchase price, $20.0 million was paid to the sellers in cash upon the closing of the offering. Of the balance of $4.0 million, $1.0 million was paid to the Sellers on July 1, 1997 and $3.0 million will be paid to the sellers on July 1, 1998, pursuant to secured promissory notes according to the terms of the Acquisition Agreement. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge in the quarter ended December 31, 1996, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $10.0 million of goodwill which is being amortized over a ten year period.

                        SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  SEPTEMBER 30, 1997
                                     (Continued)
--------------------------------------------------------------------------------


Had the acquisition taken place on July 1, 1996, revenues, net loss and net loss per common and common equivalent share for the quarter ended September 30, 1996 would have been approximately $15.1 million, $(4.3) million, and $(.88), respectively. The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

RESULTS OF OPERATIONS

SALES.   For the three month period ended September 30, 1997, sales increased
45.3%, or $5.1 million, from $11.3 million for the three month period ended September 30, 1996, to $16.4 million. Of this 45.3% increase, sales contributed by Bit 3, which was acquired on November 18, 1996, comprised 34.0% of this increase, and 14.3% of this increase was attributable to the Company's other product lines, offset by 3.0% due to the sale of the Company's Judgmental Use of Force business on June 26, 1997. During the three month period ended September 30, 1997, prices for the Company's products remained firm and unit shipments increased in all product lines, with the exception of the Company's CPU product line which was consistent with the first quarter of fiscal 1997.

GROSS PROFIT. For the three month period ended September 30, 1997, gross profit increased 55.6%, or $3.3 million, from $6.0 million for the three month period ended September 30, 1996, to $9.3 million, due to the effect of the higher sales volume and the acquisition of Bit 3. For the three month period ended September 30, 1997, gross profit as a percentage of sales increased to 57.2% from 53.4% for three month period ended September 30, 1996, resulting from the acquisition of Bit 3, a favorable sales mix, increased sales volume over fixed costs, material cost improvements, a reduction in commissionable sales due to the movement from an independent sales force to a direct sales force, and the sale of our low margin Judgmental Use of Force business.

SELLING, GENERAL AND ADMINISTRATION EXPENSE.   For the three month period ended
September 30, 1997, selling, general and administration (SG&A) expense increased 29.3%, or $783,000, from $2.7 million, for the three month period ended September 30, 1996, to $3.5 million, resulting primarily from the acquisition of Bit 3, additional salaried sales personnel, as well as other additional staffing and promotional costs. For the three month period ended September 30, 1997, SG&A expense as a percentage of sales decreased to 21.1%, from 23.7% in the three month period ended September 30, 1996, as increased sales volume more than offset the increase in actual expenditures.

RESEARCH AND DEVELOPMENT EXPENSE.   For the three month period ended September
30, 1997, research and development expense (R&D) increased 172.2%, or $1.1 million, from $655,000 for the three month period ended September 30, 1996 to $1.8 million, largely because of the added expenditures resulting from the Company's acquisition of Bit 3 as well as increases in expenditures in the Company's other product areas as the Company continued to invest in new products. For the same reason, for the three month period ended September 30, 1997, R&D expense as a percentage of sales increased to 10.9%, from 5.8% in the three month period ended September 30, 1996.

AMORTIZATION OF INTANGIBLE ASSETS. For the three month period ended September 30, 1997, amortization of intangible assets increased 105.0%, or $230,000 from $219,000 for the three month period ended September 30, 1996, to $450,000. This increase was the result of the amortization of goodwill associated with the acquisition of Bit 3.

                        SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  SEPTEMBER 30, 1997
                                     (Continued)
--------------------------------------------------------------------------------

INTEREST INCOME.   For the three month period ended September 30, 1997, interest income increased $270,000 from $15,000, for the three month period ended September 30, 1996, to $285,000. This increase is due to earnings on surplus cash from operations as well as earnings on cash received, above the Company's immediate requirements, from the public stock offering consummated on November 18, 1996.

INTEREST EXPENSE. For the three month period ended September 30, 1997, interest expense decreased 71.6%, or $117,000, from $164,000 for the three month period ended September 30, 1996, to $47,000. This decrease is attributable to the reduction of debt incurred primarily to finance the acquisition of GreenSpring Computers, Inc. in April 1995, and the elimination of all bank debt, effective November 22, 1996, by application of some of the proceeds of the public stock offering. The $47,000 of interest expense for the quarter ended September 30, 1997 represents imputed interest associated with the remaining notes payable to the former owners of Bit 3.

INCOME TAXES.   For the three month period ended September 30, 1997 and the three month period ended September 30, 1996, income taxes represent an effective income tax rate of 40.5% and 40.0%, respectively. The increase in the effective income tax rate is primarily due to an increase in the federal tax rate associated with an increase in the Company's estimated taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds, and bank borrowings to finance its acquisitions, working capital requirements, capital expenses, and operations.

Cash totaled $22.5 million at September 30, 1997, an increase of $860,000 from June 30, 1997. This increase is a result of cash flow provided by operations of $2.0 million, offset by purchases of property and equipment of $762,000 and payments to the former owners of Bit 3, in conjunction with the acquisition, of $1.0 million. Additionally, $565,000 was received from exercise of stock
options and warrants.   Increases in sales volume and demand for semiconductor
parts during the three month period ended September 30, 1997 caused the Company to increase accounts receivable and inventories. Liabilities were in line with the current level of business.

On April 26, 1996 and November 15, 1996, the Company amended its bank financing agreement with NationsBank of Texas, N.A. ("NationsBank"), originally entered into in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit. The term loan was completely paid down in November, 1996 with a portion of the proceeds from the public stock offering. For the entire three month period ended September 30, 1997, there were no borrowings drawn on the revolving line of credit. At September 30, 1997, the Company was in compliance with all of the covenants of the amended financing agreement. The revolving line of credit expired on October 30, 1997.
Management is currently negotiating a renewal of this facility.

Management believes that financial resources, including its internally generated funds, bank borrowing facilities currently being negotiated, and the remaining net proceeds from the public offering, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the three month period ended September 30, 1997, there has been no impact from inflation or changing prices on the Company's sales or income from operations.

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

              04.i Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank, National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B. (1)
              27.                 Financial Data Schedule

         (b) Reports on Form 8-K - On September 23, 1997, the Company filed Form 8-K, relating to the adoption of a Rights Agreement between the Company and First Security Bank, National Association, as Rights Agent, under which the Board of Directors declared a dividend of common stock purchase rights to shareholders of record as of the close of business on October 10, 1997.


         (1)   See Exhibit Index on Page 14

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SBS TECHNOLOGIES, INC.



Date:  November 13, 1997          /s/ Christopher J. Amenson
                                  President and Chief Executive Officer




Date: November 13, 1997           /s/ James E. Dixon, Jr.
                                  Vice President of Finance & Administration

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    EXHIBIT INDEX

Exhibit Number          Description                           Method of Filing
--------------          -----------                           ----------------

03.i  (1)          Articles of Incorporation, as amended.           - -

03.ii (1)          Bylaws, as amended.                              - -

04.i               Rights Agreement dated as of September 15,
                   1997 between SBS Technologies, Inc. and
                   First Security Bank, National Association,
                   as Rights Agent, which includes the form of
                   Right Certificate as Exhibit A and the
                   Summary of Rights to Purchase Common Shares
                   as Exhibit B.(2)                                 - -


27.                Financial Data Schedule                      Filed herewith
                                                                electronically


(1) Incorporated by reference to Exhibits 3.1 and 3.2, respectively, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(2) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 23, 1997.