Form 10-Q
period 1997-12-31
SBS TECHNOLOGIES INC
filed 1998-02-17
CIK 880208

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended DECEMBER 31, 1997 or

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

                              YES  X   NO
                                  ----    ----


     As of January 31, 1998, the Registrant had 5,621,204 shares of its common stock outstanding.

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                     Assets                       December 31, 1997       June 30, 1997
                                     ------                       -----------------       -------------
Current assets:
  Cash and cash equivalents                                        $  18,093,801          21,661,671
  Receivables, net (note 2)                                           10,868,107           9,244,269
  Inventories (note 3)                                                 8,635,353           7,705,470
  Deferred income taxes                                                1,420,000           1,327,000
  Income tax receivable                                                1,710,441                -
  Prepaid expenses                                                       332,950             232,283
  Other current assets                                                   149,051             128,560
                                                                    ------------         -----------
       Total current assets                                           41,209,703          40,299,253
                                                                    ------------         -----------

Property and equipment, at cost                                        6,232,878           4,729,259
  Less accumulated depreciation                                        2,597,031           2,247,408
                                                                    ------------         -----------
       Net property and equipment                                      3,635,847           2,481,851
                                                                    ------------         -----------

Intangible assets, net                                                17,735,030          14,099,254

Deferred income taxes                                                  4,000,000           4,253,000

Other assets                                                              48,447              31,656
                                                                    ------------         -----------

       Total assets                                                $  66,629,027          61,165,014
                                                                    ------------         -----------
                                                                    ------------         -----------

          Liabilities and Stockholders' Equity
          ------------------------------------

Current liabilities:
  Current portion of long-term debt                               $         -                 13,316
  Notes payable to related parties (note 5)                            2,908,126           1,000,000
  Accounts payable                                                     1,816,736           1,541,846
  Accrued representative commissions                                     462,922             449,699
  Accrued salaries                                                     1,296,451           1,868,623
  Accrued compensated absences                                           639,069             560,061
  Income taxes                                                              -              1,095,162
  Other current liabilities                                            1,474,450           1,493,368
                                                                    ------------         -----------
       Total current liabilities                                       8,597,754           8,022,075

Long-term liabilities:
  Notes payable to related parties (note 5)                                 -              2,816,251
                                                                    ------------         -----------
       Total long-term liabilities                                          -              2,816,251
                                                                    ------------         -----------
       Total liabilities                                               8,597,754          10,838,326
                                                                    ------------         -----------

Stockholders' equity:
  Common stock, no par value;100,000,000 shares authorized,
     5,620,943 issued and outstanding at December 31, 1997
     5,405,381 issued and outstanding at June 30, 1997                47,039,262          43,889,754
  Common stock warrants                                                   79,563             111,286
  Retained earnings                                                   10,912,448           6,325,648
                                                                    ------------         -----------
       Total stockholders' equity                                     58,031,273          50,326,688
                                                                    ------------         -----------
       Total liabilities and stockholders' equity                 $   66,629,027          61,165,014
                                                                    ------------         -----------
                                                                    ------------         -----------

     See accompanying notes to condensed consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

--------------------------------------------------------------------------------


                                                 Six Months Ended December 31      Three Months Ended December 31
                                                -----------------------------------------------------------------
                                                     1997           1996                 1997          1996
                                                -------------   -----------          ----------    -----------
Sales                                          $  34,741,648     23,530,369          18,379,139    12,266,903

Cost of sales                                     15,261,910     11,366,476           8,262,189     6,120,723
                                                ------------    -----------          ----------    -----------
     Gross Profit                                 19,479,738     12,163,893          10,116,950     6,146,180

Selling, general and administrative expense        7,672,738      4,868,469           4,215,961     2,194,823

Research and development expense                   3,672,969      1,515,966           1,890,086       861,020

Acquired in-process research and
  development charge                                   -         11,000,000               -        11,000,000

Amortization of intangible assets                    896,478        561,935             446,707       342,563
                                                ------------    -----------          ----------    -----------
     Operating income                              7,237,553     (5,782,477)          3,564,196     (8,252,226)
                                                ------------    -----------          ----------    -----------

Interest income                                      567,814        103,095             283,140        88,251

Interest expense                                     (95,067)      (302,165)            (48,454)      (138,185)
                                                ------------    -----------          ----------    -----------
                                                     472,747       (199,070)            234,686        (49,934)
                                                ------------    -----------          ----------    -----------

Income before income taxes                         7,710,300     (5,981,547)          3,798,882     (8,302,160)

Income taxes                                       3,123,500     (2,392,600)          1,539,500     (3,320,800)
                                                ------------    -----------          ----------    -----------

Net income                                      $  4,586,800     (3,588,947)          2,259,382     (4,981,360)
                                                ------------    -----------          ----------    -----------
                                                ------------    -----------          ----------    -----------


Net income per common share                          $  0.83          (0.97)               0.41          (1.24)
                                                       -----          -----               -----          -----
                                                       -----          -----               -----          -----

Net income per common share -
  assuming dilution                                  $  0.76          (0.97)               0.37          (1.24)
                                                       -----          -----               -----          -----
                                                       -----          -----               -----          -----


        See accompanying notes to condensed consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

--------------------------------------------------------------------------------



                                                  Common                                               Total
                                                  stock                 Common                         stock-
                                         ------------------------        stock        Retained         holders'
                                          Shares         Amount         warrants      earnings         equity
                                         ----------    ----------      ----------    ----------     ----------
Balance at June 30, 1997                 5,405,381   $ 43,889,754     $  111,286   $  6,325,648  $  50,326,688

Exercise of stock options
     and warrants                          215,562      1,511,531        (31,723)             -      1,479,808
Income tax benefit from stock
     options exercised                                  1,637,977                                    1,637,977
Net income                                       -              -              -      4,586,800      4,586,800
                                        ----------    -----------    -----------    -----------    -----------

Balance at December 31, 1997             5,620,943   $ 47,039,262    $    79,563   $ 10,912,448  $  58,031,273
                                        ----------    -----------    -----------    -----------    -----------
                                        ----------    -----------    -----------    -----------    -----------


        See accompanying notes to condensed consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

--------------------------------------------------------------------------------


                                                                Six Months Ended December 31
                                                               -------------------------------
                                                                     1997          1996
                                                                 -----------     ----------
Cash flows from operating activities:

  Net income (loss)                                            $  4,586,800     (3,588,947)
                                                               ------------    -----------
  Adjustments to reconcile net income to net
     cash provided by operating activities:

       Depreciation                                                 397,841        267,161
       Amortization of intangible assets                            896,478        561,935
       Bad debt expense                                             171,486        186,002
       Deferred income taxes                                        160,000     (4,400,000)
       Gain on disposition of assets                                 (4,871)          (503)
       Imputed interest                                              91,875         20,582
       Acquired in-process research and development charge                -     11,000,000
       Changes in assets and liabilities:
          Receivables                                              (851,407)      (556,219)
          Inventories                                              (454,572)      (536,607)
          Prepaids and other assets                                (116,838)        37,714
          Accounts payable                                           98,153         71,830
          Accrued representative commissions                        (27,017)       128,022
          Accrued salaries                                         (646,110)       103,551
          Accrued compensated absences                               69,037        107,607
          Income taxes                                           (1,221,663)      (221,829)
          Other current liabilities                                 (96,802)       (25,478)
                                                               ------------    -----------
            Net adjustments                                      (1,534,410)     6,743,768
                                                               ------------    -----------

            Net cash provided by operating activities             3,052,390      3,154,821
                                                               ------------    -----------

Cash flows from investing activities:
  Cash received from sale of assets                                  50,000           -
  Business acquisitions (note 5)                                 (5,565,603)   (20,259,266)
  Acquisition of property and equipment                          (1,571,149)      (564,078)
                                                               ------------    -----------

            Net cash used by investing activities                (7,086,752)   (20,823,344)
                                                               ------------    -----------



                                     (Continued)

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------


                                                                 Six Months Ended December 31
                                                                ------------------------------
                                                                     1997          1996
                                                                 -----------    ----------
Cash flows from financing activities:
  Payments on notes payable to related parties                   (1,000,000)          -
  Payments on long-term borrowings and capitalized leases           (13,316)    (6,954,643)
  Proceeds from exercise of stock options and warrants            1,479,808      1,373,523
  Net proceeds from sale of common stock                               -        35,693,198
                                                                 ----------    -----------

               Net cash provided by financing activities            466,492     30,112,078
                                                                 ----------    -----------

Net increase (decrease) in cash and cash equivalents             (3,567,870)    12,443,555

Cash and cash equivalents at beginning of period                 21,661,671      1,130,030
                                                                 ----------    -----------

Cash and cash equivalents at end of period                      $18,093,801     13,573,585
                                                                 ----------    -----------
                                                                 ----------    -----------

Supplemental disclosure of cash flow information:

  Interest paid                                                 $     3,192        270,043
  Income taxes paid                                               4,185,163      2,231,027

  Noncash financing and investing activities:

  Assets acquired through capital leases                        $      -            70,733
  Income tax benefit of stock options exercised                   1,637,977           -

  Summary of assets, liabilities, and equity acquired through acquisition:

       Cash and cash equivalents                                $   239,021         23,489
       Receivables                                                  943,917      2,157,225
       Inventories                                                  475,311      2,412,589
       Deferred income tax                                             -            65,963
       Prepaid expenses                                              21,111        213,115
       Goodwill                                                   4,532,254      9,780,590
       Property and equipment                                        25,817      1,065,180
       Accumulated depreciation                                        -          (609,322)
       Accounts payable                                            (176,737)      (441,134)
       Accrued representative commissions                           (40,240)       (17,240)
       Accrued salaries                                             (73,938)      (108,099)
       Accrued compensated absences                                  (9,971)      (154,135)
       Debt                                                            -          (404,277)
       Income taxes                                                 (54,037)         1,552
       Other current liabilities                                    (77,884)      (278,733)
       Common stock                                                    -           (68,000)
       Retained earnings                                        $      -          (683,829)
                                                                 ----------    -----------
                                                                 ----------    -----------


        See accompanying notes to condensed consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997
                                     (Unaudited)

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

2)   RECEIVABLES, NET

     Receivables, net consisted of the following:


                                                                      December 31, 1997        June 30, 1997
                                                                      -----------------       --------------
                   Accounts receivable                                 $   11,345,160            9,545,264
                        Less:  allowance for doubtful accounts               (477,053)            (300,995)
                                                                        -------------          ------------
                                                                       $   10,868,107            9,244,269
                                                                        -------------          ------------
                                                                        -------------          ------------


3)   INVENTORIES

     Inventories are valued at average cost, which does not exceed market.


                                                                      December 31, 1997         June 30, 1997
                                                                      -----------------        ---------------
                   Raw materials                                         $  3,725,074              3,211,502
                   Work in process                                          3,210,552              2,953,140
                   Finished goods                                           1,699,727              1,540,828
                                                                          -----------             ----------

                                                                         $  8,635,353               7,705,470
                                                                          -----------             ----------
                                                                          -----------             ----------


4)   EARNINGS PER SHARE

     Effective with the quarter ended December 31, 1997, the Company has adopted SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, all previously reported earnings (loss) per share amounts have been restated to comply with SFAS No. 128. Net income (loss) per share is based on weighted average shares outstanding. Net income (loss) per share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period (i.e. options and warrants).

     Earnings per common share and earnings per common share - assuming dilution are based on the weighted average shares of common stock and, if dilutive, options and warrants outstanding during the period.

     A reconciliation of the numerator and denominator of the of the per share and per share - assuming dilution calculation follows:

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997
                                     (Continued)

--------------------------------------------------------------------------------


                                                                               Six Months Ended December 31
                                                     ----------------------------------------------------------------------------
                                                                      1997                                    1996
                                                     ----------------------------------------------------------------------------
                                                       Income        Shares      Per-Share      Loss         Shares     Per-Share
                                                     (Numerator)   (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                                     ----------------------------------------------------------------------------
 NET INCOME (LOSS) PER COMMON SHARE
 Income (Loss) Available to Common Stockholders       $4,586,800     5,523,794      $0.83    ($3,588,947)   3,709,624     ($0.97)
 EFFECT OF DILUTIVE SECURITIES                                                                                            -------
 Dilutive options and warrants                                         550,714
                                                      ------------------------
 NET INCOME (LOSS) PER COMMON SHARE-ASSUMING
    DILUTION
 Income (Loss) Available to Common Stockholders       $4,586,800     6,074,508      $0.76    ($3,588,947)   3,709,624     ($0.97)
                                                                                    -----                                 -------
                                                                                    -----                                 -------

                                                                              Three Months Ended December 31
                                                     ----------------------------------------------------------------------------
                                                                        1997                                   1996
                                                     ----------------------------------------------------------------------------
                                                       Income        Shares      Per-Share      Loss         Shares     Per-Share
                                                     (Numerator)   (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                                     ----------------------------------------------------------------------------
 NET INCOME (LOSS) PER COMMON SHARE
 Income (Loss) Available to Common Stockholders       $2,259,382     5,576,670      $0.41    ($4,981,360)   4,025,670     ($1.24)
 EFFECT OF DILUTIVE SECURITIES
 Dilutive options and warrants                                        615,133
                                                       ------------------------               --------------------------
 NET INCOME (LOSS) PER COMMON SHARE-ASSUMING
    DILUTION

Income (Loss) Available to Common Stockholders        $2,259,382     6,191,803      $0.37    ($4,981,360)   4,025,670     ($1.24)
                                                                                    -----                                 -------
                                                                                    -----                                 -------


For the six months and three months ended December 31, 1997, options to purchase 286,494 shares of common stock and 223,687 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.


5)   BUSINESS ACQUISITIONS

     On November 24, 1997, the Company completed the purchase of Micro Alliance, Inc. ("Micro Alliance"), a privately held San Diego county-based manufacturer of industrial computer enclosures and systems. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM
     applications.   The Company acquired all of the outstanding capital stock
     of Micro Alliance for a total purchase price of $5.8 million. The acquisition was accounted for using the purchase method of accounting and $4.5 million of goodwill is being amortized over 10 years. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997.

     The purchase price was paid as follows:


               Cash                            $ 5,736,368
               Acquisition costs                    68,256
                                               ------------
                                               $ 5,804,624
                                               ------------
                                               ------------


                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997
                                     (Continued)

--------------------------------------------------------------------------------

     On November 18, 1996, the Company completed the purchase of Bit 3 Computer Corporation ("Bit 3"), a Minneapolis-based manufacturer of computer networking and interconnection hardware. The Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million. Of this purchase price, $20.0 million was paid to the sellers in cash upon closing of the public stock offering. Of the balance of $4.0 million, $1.0 million was paid on July 1, 1997 and the balance of $3.0 million will be paid on July 1, 1998. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996.
     In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge in the quarter ended December 31, 1996, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $10.0 million of goodwill which is being amortized over a ten-year period.

     The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisitions of Bit 3 and Micro Alliance had occurred at July 1, 1996:


                                            ($ in millions except per share amounts)

                                                Six Months Ended        Three Months Ended
                                                  December  31              December 31
                                             -------------------       ------------------
                                             1997          1996         1997        1996
                                             -----        -----        -----       -----
     Sales                                   37.0          32.5         19.3        16.1
     Net income (loss)                        4.5          (2.3)         2.3         1.9
     Net income (loss) per common share       .82          (.46)         .40         .39
     Net income (loss) per common share -
     Assuming dilution                        .74          (.46)         .37         .32


     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1997

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


PUBLIC STOCK OFFERING

On November 18, 1996, the Company consummated a fully underwritten public stock offering of 1,500,000 shares of the Company's Common Stock at a price of $25.625 per share. In addition, certain selling shareholders sold an additional 300,000 shares in the offering. The proceeds of the sale of the 300,000 additional shares did not benefit the Company; however, the Company did receive the exercise price of $4.80 per share from the exercise of warrants covering 100,000 of the shares. The offering was managed by an underwriting group led by Cowen & Co. and SoundView Financial Group, Inc. The net proceeds to the Company of the public stock offering were used to fund the acquisition of Bit 3 (see Recent Acquisition below), to repay long-term debt, and the balance will be used for general working capital requirements and future business acquisitions.


RECENT ACQUISITIONS

On November 24, 1997, the Company completed the purchase of Micro Alliance, a privately held San Diego county-based manufacturer of industrial computer enclosures and systems. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM applications. Under the terms of the purchase agreement dated November 24, 1997 (the "Agreement") among the Company, Micro Alliance, a California corporation, and Jeffery Huston, Edward Larson, and Sherrin W. Larson (together "Shareholders"), the Company acquired all of the outstanding capital stock of Micro Alliance for a total purchase price of $5.8 million. Of this total purchase price, $250,000 in cash was placed in a joint escrow account until the earlier of resolution of certain tax issues or the end of any applicable statute of limitations. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997. As a result of the acquisition, the Company recorded $4.5 million of goodwill, which is being amortized over a ten-year period.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1997
                                    (Continued)

--------------------------------------------------------------------------------

On November 18, 1996, the Company completed the purchase of Bit 3. Bit 3 is a Minneapolis-based manufacturer of computer networking and interconnection hardware for many of the most widely used computer architecture standards in the standard bus embedded computer market. Under the terms of the purchase agreement dated October 8, 1996 (the "Acquisition Agreement") among the Company and the two shareholders of Bit 3 (the "Sellers"), the Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million paid or to be paid from proceeds from the public stock offering and cash flow from the Company's operations. Of this total purchase price, $20.0 million was paid to the sellers in cash upon the closing of the offering. Of the balance of $4.0 million, $1.0 million was paid to the Sellers on July 1, 1997 and $3.0 million will be paid to the sellers on July 1, 1998, pursuant to secured promissory notes according to the terms of the Acquisition Agreement. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge in the quarter ended December 31, 1996, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $10.0 million of goodwill, which is being amortized over a ten-year period.

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisitions of Micro Alliance and Bit 3 had occurred at July 1, 1996:

                                        ($ in millions except per share amounts)

                                            Six Months Ended  Three Months Ended
                                               December 31       December 31
                                               -----------       -----------
                                              1997     1996     1997     1996
                                              ----     ----     ----     ----
   Sales                                      37.0     32.5     19.3     16.1
   Net income (loss)                           4.5     (2.3)     2.3      1.9
   Net income (loss) per common share          .82     (.46)     .40      .39
   Net income (loss) per common share -
   Assuming dilution                           .74     (.46)     .37      .32

The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.


RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1997
                                    (Continued)

--------------------------------------------------------------------------------

SALES.   For the six-month period ended December 31, 1997, sales increased
47.7%, or $11.2 million, from $23.5 million for the six month period ended December 31, 1996, to $34.7 million. Of this 47.7% increase, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 3.0% of this increase, sales contributed by Bit 3, which was acquired on November 18, 1996, comprised 26.8% of this increase, and 21.3% of this increase was attributable to the Company's other product lines, offset by 3.4% due to the sale of the Company's Judgmental Use of Force business on June 26, 1997. During the six month period ended December 31, 1997, prices for the Company's products remained firm and unit shipments increased in all product lines, with the exception of the Company's CPU product line which was consistent with the six month period ended December 31, 1996.

GROSS PROFIT. For the six-month period ended December 31, 1997, gross profit increased 59.8%, or $7.3 million, from $12.2 million for the six-month period ended December 31, 1996, to $19.5 million. For the six month period ended December 31, 1997, gross profit as a percentage of sales increased to 56.2% from 51.9% for the six-month period ended December 31, 1996. This increase was primarily due to the acquisition of Bit 3, increased sales volume over fixed costs, material cost improvements, a reduction in independent representative sales commissions due to the movement from an independent sales force to a direct sales force, and the sale of the Company's low margin Judgmental Use of Force business.

SELLING, GENERAL AND ADMINISTRATION EXPENSE.   For the six month period ended
December 31, 1997, selling, general and administration (SG&A) expense increased 57.1%, or $2.8 million, from $4.9 million for the six month period ended December 31, 1996, to $7.7 million, resulting from the added expenditures due to the acquisitions of Bit 3 and Micro Alliance, additional salaried sales personnel as the Company transitions from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. For the same reasons, for the six-month period ended December 31, 1997, SG&A expense as a percentage of sales increased to 22.2% from 20.9% in the six month period ended December 31, 1996.

RESEARCH AND DEVELOPMENT EXPENSE.   For the six month period ended December
31, 1997, research and development expense (R&D) increased 146.7%, or $2.2 million, from $1.5 million for the six month period ended December 31, 1996, to $3.7 million, as a result of the added expenditures due to the acquisitions of Bit 3 and Micro Alliance as well as increased investment in new products in the Company's other product areas. For the same reasons, for the six month period ended December 31, 1997, R&D expense as a percentage of sales increased to 10.7% from 6.4% in the six month period ended December 31, 1996.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. For the six month period ended December 31, 1996, in connection with the acquisition of Bit 3 completed on November 18, 1996, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

AMORTIZATION OF INTANGIBLE ASSETS. For the six-month period ended December 31, 1997, amortization of intangible assets increased 59.4%, or $334,000, from $562,000 for the six-month period ended December 31, 1996, to $896,000. This increase was the result of the amortization of goodwill associated with the acquisitions of Bit 3 and Micro Alliance.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1997
                                    (Continued)

--------------------------------------------------------------------------------

INTEREST INCOME.   For the six month period ended December 31, 1997, interest income increased 451.5%, or $465,000, from $103,000 for the six month period ended December 31, 1996, to $568,000. This increase is due to earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering consummated on November 18, 1996.

INTEREST EXPENSE. For the six-month period ended December 31, 1997, interest expense decreased 68.5%, or $207,000, from $302,000 for the six-month period ended December 31, 1996, to $95,000. This decrease is attributable to the reduction of debt incurred primarily to finance the acquisition of GreenSpring Computers, Inc. in April 1995 and the elimination of all bank debt effective November 22, 1996 by application of some of the proceeds of the public offering. Of the $95,000 of interest expense for the six-month period ended December 31, 1997, $92,000 represents the imputed interest associated with the remaining notes payable to the former owners of Bit 3.

INCOME TAXES.   For the six month period ended December 31, 1997 and the
six-month period ended December 31, 1996, income taxes represented an effective income tax rate of 40.5% and 40%, respectively. The increase in the effective income tax rate is due to an increase in the federal tax rate associated with an increase in the Company's estimated taxable income.

EARNINGS PER SHARE. For the six month period ended December 31, 1997, net income (loss) per common share was $0.83 compared to ($0.97) for the six month period ended December 31, 1996. The loss for the six-month period ended December 31, 1996 was due to the $11.0 million charge (net of tax) to earnings associated with the acquisition of Bit 3. For the six-month period ended December 31, 1996, net income per common share before the charge to earnings was $0.81. For the six month period ended December 31, 1997, net income (loss) per common share assuming dilution was $0.76 compared to ($0.97) for the six month period ended December 31, 1996. For the six-month period ended December 31, 1996, net income per common share assuming dilution before the charge to earnings was $0.65.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

SALES. For the three-month period ended December 31, 1997, sales increased 49.6%, or $6.1 million, from $12.3 million for the three-month period ended December 31, 1996, to $18.4 million. Of this 49.6% increase, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 5.7% of this increase, sales contributed by Bit 3, which was acquired on November 18, 1996, comprised 19.5% of this increase, and 28.5% of this increase was attributable to the Company's other product lines, offset by 4.1% due to the sale of the Company's Judgmental Use of Force business on June 26, 1997. During the three month period ended December 31, 1997 prices for the Company's products remained firm and unit shipments increased in all product lines, with the exception of the Company's CPU product line which was consistent with the three month period ended December 31, 1996.

GROSS PROFIT. For the three-month period ended December 31, 1997, gross profit increased 65.6%, or $4.0 million, from $6.1 million for the three-month period ended December 31, 1996, to $10.1 million. For the three month period ended December 31, 1997, gross profit as a percentage of sales increased to 54.9% from 49.6% for the three month period ended December 31, 1996. This increase was primarily due to the acquisition of Bit 3, increased sales volume over fixed costs, material cost improvements, a reduction in independent representative sales commissions due to the movement from an independent sales force to a direct sales force, and the sale of the Company's low margin Judgmental Use of Force business.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1997
                                    (Continued)

--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATION EXPENSE.   For the three month period
ended December 31, 1997, selling, general and administration (SG&A) expense increased 90.9%, or $2.0 million, from $2.2 million for the three month period ended December 31, 1996, to $4.2 million, resulting from the added expenditures due to the acquisitions of Bit 3 and Micro Alliance, additional salaried sales personnel as the Company transitions from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. For the same reasons, for the three-month period ended December 31, 1997, SG&A expense as a percentage of sales increased to 22.8% from 17.9% in the three month period ended December 31, 1996.

RESEARCH AND DEVELOPMENT EXPENSE.   For the three month period ended December
31, 1997, research and development expense (R&D) increased 116.1%, or $1.0 million, from $861,000 for the three month period ended December 31, 1996, to $1.9 million, as a result of the added expenditures due to the acquisitions of Bit 3 and Micro Alliance as well as increased investment in new products in the company's other product areas. For the same reasons, for the three month period ended December 31, 1997, R&D expense as a percentage of sales increased to 10.3% from 7.0% in the three month period ended December 31, 1996.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. For the three month period ended December 31, 1996, in connection with the acquisition of Bit 3 completed on November 18, 1996, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

AMORTIZATION OF INTANGIBLE ASSETS. For the three-month period ended December 31, 1997, amortization of intangible assets increased 30.3%, or $104,000, from $343,000 for the three-month period ended December 31, 1996, to $447,000. This increase was the result of the amortization of goodwill associated with the acquisitions of Bit 3 and Micro Alliance.

INTEREST INCOME.   For the three month period ended December 31, 1997, interest income increased 221.6%, or $195,000, from $88,000 for the three month period ended December 31, 1996, to $283,000. This increase is due to earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering consummated on November 18, 1996.

INTEREST EXPENSE. For the three-month period ended December 31, 1997, interest expense decreased 65.2%, or $90,000, from $138,000 for the three-month period ended December 31, 1996, to $48,000. This decrease is attributable to the reduction of debt incurred primarily to finance the acquisition of GreenSpring Computers, Inc. in April 1995 and the elimination of all bank debt effective November 22, 1996 by application of some of the proceeds of the public offering. Of the $48,000 of interest expense for the three-month period ended December 31, 1997, $46,000 represents imputed interest associated with the remaining notes payable to the former owners of Bit 3.

INCOME TAXES.   For the three month period ended December 31, 1997 and the three-month period ended December 31, 1996 income taxes represented an effective income tax rate of 40.5% and 40%, respectively. The increase in the effective income tax rate is due to an increase in the federal tax rate associated with an increase in the Company's estimated taxable income.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1997
                                    (Continued)

--------------------------------------------------------------------------------

EARNINGS PER SHARE. For the three month period ended December 31, 1997, net income (loss) per common share was $0.41 compared to ($1.24) for the three month period ended December 31, 1996. The loss for the three-month period ended December 31, 1996 was due to the $11.0 million charge (net of tax) to earnings associated with the acquisition of Bit 3. For the three-month period ended December 31, 1996 net income per common share before the charge to earnings was $0.40. For the three month period ended December 31, 1997, net income (loss) per common share assuming dilution was $0.37 compared to ($1.24) for the three month period ended December 31, 1996. For the three-month period ended December 31, 1996, net income per common share assuming dilution before the charge to earnings was $0.32.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds, and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures, and operations.

Cash totaled $18.1 million at December 31, 1997, a decrease of $3.6 from June 30, 1997. This decrease is a result of the acquisition of Micro Alliance for $5.6 million, net of cash received, purchases of property and equipment of
$1.6 million and payments to the former owners of Bit 3, in conjunction with the acquisition, of $1.0 million, offset by cash flow from operations of $3.1 million and $1.5 million received from the exercise of stock options and
warrants.   The Company's growth during the six-month period ended December 31,
1997 caused the Company to increase accounts receivable and inventories. Liabilities were in line with the current level of business. The exercise of stock options related to Company stock option plans reduced the Company's tax liability.

On April 26, 1996 and November 15, 1996, the Company amended its bank financing agreement with NationsBank of Texas, N.A. ("NationsBank"), originally entered into in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit. The term loan was completely paid down in November 1996 with a portion of the proceeds from the public stock offering. For the entire six-month period ended December 31, 1997, there were no borrowings drawn on the revolving line of credit, which expired on October 30,
1997.   Management is currently negotiating a renewal of this facility.

Management believes that financial resources, including its internally generated funds, bank borrowing facilities currently being negotiated, and the remaining net proceeds from the public offering, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the six-month period ended December 31, 1997, there was no material impact from inflation or changing prices on the Company's sales or income from operations.

YEAR 2000 ISSUE

The Company has determined that its internal reporting systems are Year 2000 compliant. However, final determination regarding the impact and materiality of Year 2000 issues pertaining to the Company's products has not been completed.

                             PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults by the Company upon its Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders
          The following items were submitted to a vote and approved at the Annual Meeting of Stockholders held on November 11, 1997, and adjourned and reconvened on December 10, 1997:


                                           TABULATION OF VOTES
          --------------------------------------------------------------------------------------------------
                                                                                Against     Abstentions and
                             Item Voted                              For          or          Broker Non-
                                                                               Withheld          Votes
          --------------------------------------------------------------------------------------------------
          Election of Directors:
             Scott A. Alexander                                   4,748,519     220,958                 369
             Warren W. Andrews                                    4,748,506     220,971                 369
             Christopher J. Amenson                               4,747,383     222,094                 369
             William J. Becker                                    4,544,687     424,790                 369
             Lawrence A. Bennigson                                4,548,233     421,244                 369
             Stephen D. Cooper                                    4,746,340     223,137                 369
             Alan F. White                                        4,743,023     226,454                 369
          --------------------------------------------------------------------------------------------------
          Approval of an amendment to the Company's
          Articles of Incorporation, as amended, to increase
          the Company's authorized shares from 30,000,000 to
          100,000,000                                             3,668,876   1,293,629               7,341
          --------------------------------------------------------------------------------------------------
          Ratification of the Company's 1998 Long Term
          Equity Incentive Program                                2,911,048   1,017,448           1,307,810
          --------------------------------------------------------------------------------------------------
          Ratification of selection of KPMG Peat Marwick
          LLP as independent auditor for the Company for
          fiscal year ending 1998                                 4,947,303      13,724               8,819
          --------------------------------------------------------------------------------------------------

Item 5.   Other Information

          On September 26, 1997, the Company was notified by First Security Bank, N.A., Corporate Trust Services, which served as the Company's stock transfer agent, that it was exiting the stock transfer business and was giving notice of its resignation. Effective January 1, 1998, the Company appointed Norwest Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange Street, South St. Paul, Minnesota 55075-1139 to serve as the Company's stock transfer agent.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

               03.i    (1)   Articles of Incorporation, as amended.
               03.ii   (1)   Bylaws, as amended.
               10.aa   (1)   Purchase Agreement among the Company and Micro
                             Alliance, Inc., Jeffrey Huston, Edward Larson,
                             and Sherrin W. Larson, dated November 24, 1997.
               10.ab   (1)   Third Amendment to that Certain Lease Agreement
                             dated May 25, 1995 by and between Firouz D.
                             Memarzadeh and Farah R. Memarzadeh, husband and
                             wife dba PARS Asset Management Company and SBS
                             Technologies, Inc., dated December 3, 1997.
               10.ac   (1)   Office/Warehouse Lease between Lutheran
                             Brotherhood, (a Minnesota Corporation), and Bit 3
                             Computer Corporation, a wholly owned subsidiary
                             of SBS Technologies Inc., dated September 5, 1997.
               10.ad   (1)   Amendment #1 to Lease between Lutheran Brotherhood,
                             a Minnesota Corporation, and Bit 3  Computer
                             Corporation, a wholly owned subsidiary of SBS
                             Technologies Inc., dated December 23, 1997.
               27.           Financial Data Schedule

          (b) Reports on Form 8-K - On December 9, 1997, the Company filed Form 8-K, relating to the acquisition of Micro Alliance, Inc. On December 10, 1997, the Company filed Form 8-K/A, to incorporate
               Exhibit 23.1 Consent of KPMG Peat Marwick, LLP. On January 21, 1998, the Company filed Form 8-K/A Pro Forma Financial Information relating to the acquisition of Micro Alliance.


          (1)  See Exhibit Index

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SBS TECHNOLOGIES, INC.



Date:  February 17, 1998              /s/ Christopher J. Amenson
                                      President and Chief Executive Officer




Date:  February 17, 1998              /s/ James E. Dixon, Jr.
                                      Vice President of Finance & Administration

                      SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX


Exhibit Number                Description                       Method of Filing
--------------   --------------------------------------   -----------------------------
03.i             Articles of Incorporation, as amended.   Filed herewith electronically

03.ii (1)        Bylaws, as amended.                                   - -

10.aa (2)        Purchase Agreement among the Company                  - -
                 and Micro Alliance, Inc., Jeffrey
                 Huston, Edward Larson, and Sherrin W.
                 Larson, dated November 24, 1997.

10.ab            Third Amendment to that Certain Lease    Filed herewith electronically
                 Agreement dated May 25, 1995 by and
                 between Firouz D. Memarzadeh and
                 Farah R. Memarzadeh, husband and wife
                 dba PARS Asset Management Company and
                 SBS Technologies, Inc., dated
                 December 3, 1997.

10.ac            Office/Warehouse Lease between           Filed herewith electronically
                 Lutheran Brotherhood, (a Minnesota
                 Corporation), and Bit 3 Computer
                 Corporation, a wholly owned
                 subsidiary of SBS Technologies Inc.,
                 dated September 5, 1997.

10.ad            Amendment #1 to Lease between            Filed herewith electronically
                 Lutheran Brotherhood, a Minnesota
                 Corporation, and Bit 3  Computer
                 Corporation, a wholly owned
                 subsidiary of SBS Technologies Inc.,
                 dated December 23, 1997.

27.              Financial Data Schedule                  Filed herewith electronically

(1) Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(2) Incorporated by reference to Exhibit 10.aa of the Registrant's Report on Form 8-K filed December 9, 1997.