Form 10-Q
period 1998-03-31
SBS TECHNOLOGIES INC
filed 1998-05-15
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended MARCH 31, 1998 or


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

             As of April 30, 1998, the Registrant had 5,658,035 shares
                          of its common stock outstanding.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------

                               ASSETS                                      March 31, 1998              June 30, 1997
                                                                      --------------------------   ---------------------
Current assets:
     Cash and cash equivalents                                            $     21,952,739                   21,661,671
     Receivables, net (note 2)                                                  10,586,868                    9,244,269
     Inventories (note 3)                                                       10,153,737                    7,705,470
     Deferred income taxes                                                       1,440,000                    1,327,000
     Income tax receivable                                                         120,378                            -
     Prepaid expenses                                                              315,065                      232,283
     Other current assets                                                          143,782                      128,560
                                                                           ----------------             ----------------
          Total current assets                                                  44,712,569                   40,299,253
                                                                           ----------------             ----------------

Property and equipment, at cost                                                  7,064,345                    4,729,259
     Less accumulated depreciation                                               2,776,048                    2,247,408
                                                                           ----------------             ----------------
          Net property and equipment                                             4,288,297                    2,481,851
                                                                           ----------------             ----------------

Intangible assets, net                                                          17,212,786                   14,099,254

Deferred income taxes                                                            3,900,000                    4,253,000

Other assets                                                                        51,221                       31,656
                                                                           ----------------             ----------------

          Total assets                                                    $     70,164,873                   61,165,014
                                                                           ----------------             ----------------
                                                                           ----------------             ----------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt (note 5)                           $      2,954,063                       13,316
     Notes payable to related parties (note 5)                                          -                     1,000,000
     Accounts payable                                                            2,629,971                    1,541,846
     Accrued representative commissions                                            349,085                      449,699
     Accrued salaries                                                            1,730,365                    1,868,623
     Accrued compensated absences                                                  685,958                      560,061
     Income taxes                                                                        -                    1,095,162
     Other current liabilities                                                   1,071,174                    1,493,368
                                                                           ----------------             ----------------
          Total current liabilities                                              9,420,616                    8,022,075

Long-term liabilities:
     Notes payable to related parties (note 5)                                           -                    2,816,251
                                                                           ----------------             ----------------
          Total long-term liabilities                                                    -                    2,816,251
                                                                           ----------------             ----------------

          Total liabilities                                                      9,420,616                   10,838,326
                                                                           ----------------             ----------------

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized,
     5,638,323 issued and outstanding at March 31, 1998
     5,405,381 issued and outstanding at June 30, 1997                          47,168,488                   43,889,754
     Common stock warrants                                                          79,563                      111,286
     Retained earnings                                                          13,496,206                    6,325,648
                                                                           ----------------             ----------------
          Total stockholders' equity                                            60,744,257                   50,326,688
                                                                           ----------------             ----------------

          Total liabilities and stockholders' equity                      $     70,164,873                   61,165,014
                                                                           ----------------             ----------------
                                                                           ----------------             ----------------

      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------

                                                        Nine Months Ended March 31                  Three Months Ended March 31
                                                    -----------------------------------         -----------------------------------
                                                         1998                1997                    1998               1997
                                                    ----------------    ---------------         ----------------   ----------------
Sales                                                   $53,634,931         37,736,431               18,893,283         14,206,062

Cost of sales                                            23,311,661         17,975,657                8,049,751          6,609,181
                                                    ----------------    ---------------         ----------------   ----------------
        Gross Profit                                     30,323,270         19,760,774               10,843,532          7,596,881

Selling, general and administrative expense              11,935,699          7,584,841                4,262,961          2,716,372

Research and development expense                          5,607,995          2,871,852                1,935,026          1,355,886

Acquired in-process research and
     development charge                                           -         11,000,000                        -                  -

Amortization of intangible assets                         1,418,721          1,034,337                  522,243            472,402
                                                    ----------------    ---------------         ----------------   ----------------
        Operating income                                 11,360,855         (2,730,256)               4,123,302          3,052,221
                                                    ----------------    ---------------         ----------------   ----------------

Interest income                                             831,690            280,049                  263,876            176,954

Interest expense                                           (141,387)          (426,996)                 (46,320)          (124,831)
                                                    ----------------    ---------------         ----------------   ----------------
                                                            690,303           (146,947)                 217,556             52,123
                                                    ----------------    ---------------         ----------------   ----------------

Income before income taxes                               12,051,158         (2,877,203)               4,340,858          3,104,344

Income taxes                                              4,880,600         (1,151,500)               1,757,100          1,241,100
                                                    ----------------    ---------------         ----------------   ----------------

Net income (loss)                                       $ 7,170,558         (1,725,703)               2,583,758          1,863,244
                                                    ----------------    ---------------         ----------------   ----------------
                                                    ----------------    ---------------         ----------------   ----------------


Net income (loss) per common share                      $      1.29              (0.41)                    0.46               0.35
                                                               ====              =====                     ====               ====

Net income (loss) per common share -
     assuming dilution                                  $      1.17              (0.41)                    0.42               0.31
                                                               ====              =====                     ====               ====

    See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------


                                                       Common                                                           Total
                                                        stock                    Common                                 stock-
                                         -----------------------------------      stock            Retained            holders'
                                            Shares           Amount             warrants           earnings             equity
                                         -------------  -----------------   -----------------  -----------------   -----------------
Balance at June 30, 1997                    5,405,381        $43,889,754            $111,286        $ 6,325,648         $50,326,688

Exercise of stock options
        and warrants                          232,942          1,640,757             (31,723)                 -           1,609,034
Income tax benefit from stock
        options exercised                                      1,637,977                                                  1,637,977
Net income                                          -                  -                   -          7,170,558           7,170,558
                                         -------------     --------------     ---------------     --------------     ---------------

Balance at March 31, 1998                   5,638,323        $47,168,488            $ 79,563        $13,496,206         $60,744,257
                                         -------------     --------------     ---------------     --------------     ---------------
                                         -------------     --------------     ---------------     --------------     ---------------

    See accompanying notes to condensed consolidated financial statements

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------

                                                                                    Nine Months Ended March 31
                                                                               --------------------------------------
                                                                                    1998                  1997
                                                                               ----------------      ----------------
Cash flows from operating activities:

     Net income (loss)                                                               $7,170,558           (1,725,703)
                                                                               ----------------      ----------------

     Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation                                                              672,315               432,191
             Amortization of intangible assets                                       1,418,721             1,034,337
             Bad debt expense                                                          225,430               204,503
             Deferred income taxes                                                     240,000            (4,527,000)
             Gain on disposition of assets                                            (232,365)                 (503)
             Imputed interest                                                          137,812                82,327
             Acquired in-process research and development charge                             -            11,000,000
             Changes in assets and liabilities:
                Receivables                                                           (624,112)           (1,141,317)
                Inventories                                                         (1,972,956)             (831,037)
                Prepaids and other assets                                              (96,458)              (12,330)
                Accounts payable                                                       911,388              (224,112)
                Accrued representative commissions                                    (140,854)              127,225
                Accrued salaries                                                      (212,196)              632,379
                Accrued compensated absences                                           115,926                39,074
                Income taxes                                                           368,400             1,083,777
                Other current liabilities                                             (263,408)             (110,476)
                                                                               ----------------      ----------------
                    Net adjustments                                                    547,643             7,789,038
                                                                               ----------------      ----------------

                    Net cash provided by operating activities                        7,718,201             6,063,335
                                                                               ----------------      ----------------

Cash flows from investing activities:
     Cash received from sale of assets                                                  54,200                     -
     Business acquisitions (note 5)                                                 (5,565,603)          (20,511,319)
     Acquisition of property and equipment                                          (2,511,448)             (824,049)
                                                                               ----------------      ----------------

                    Net cash used by investing activities                           (8,022,851)          (21,335,368)
                                                                               ----------------      ----------------

                                   (Continued)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------------------------------------------------

                                                                                    Nine Months Ended March 31
                                                                               --------------------------------------
                                                                                    1998                  1997
                                                                               ----------------      ----------------
Cash flows from financing activities:
     Payments on notes payable to related parties                                   (1,000,000)                    -
     Payments on long-term borrowings and capitalized leases                           (13,316)           (7,067,839)
     Proceeds from exercise of stock options and warrants                            1,609,034             1,749,947
     Net proceeds from sale of common stock                                                 -             35,524,448
                                                                               ----------------      ----------------

                    Net cash provided by financing activities                          595,718            30,206,556
                                                                               ----------------      ----------------

Net increase in cash and cash equivalents                                              291,068            14,934,523

Cash and cash equivalents at beginning of period                                    21,661,671             1,130,030
                                                                               ----------------      ----------------

Cash and cash equivalents at end of period                                          $21,952,739           16,064,553
                                                                               ----------------      ----------------
                                                                               ----------------      ----------------

Supplemental disclosure of cash flow information:

     Interest paid                                                                  $     3,564              274,892
     Income taxes paid                                                                4,272,200            2,285,277

     Noncash financing and investing activities:

     Assets acquired through capital leases                                         $        -                70,733
     Income tax benefit of stock options exercised                                    1,637,977            1,645,740

     Summary of assets, liabilities, and equity acquired through acquisition:

             Cash and cash equivalents                                              $   239,021               23,489
             Receivables                                                                943,917            2,157,225
             Inventories                                                                475,311            2,412,589
             Deferred income tax                                                             -                65,963
             Prepaid expenses                                                            21,111              213,115
             Goodwill                                                                 4,532,254           10,032,643
             Property and equipment                                                      25,817            1,065,180
             Accumulated depreciation                                                        -              (609,322)
             Accounts payable                                                          (176,737)            (441,134)
             Accrued representative commissions                                         (40,240)             (17,240)
             Accrued salaries                                                           (73,938)            (108,099)
             Accrued compensated absences                                                (9,971)            (154,135)
             Debt                                                                            -              (404,277)
             Income taxes                                                               (54,037)               1,552
             Other current liabilities                                                  (77,884)            (278,733)
             Common stock
                                                                                             -               (68,000)
             Retained earnings                                                      $        -              (683,829)
                                                                               ----------------      ----------------
                                                                               ----------------      ----------------

      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

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


2)     RECEIVABLES, NET

       Receivables, net consisted of the following:

                                                                         MARCH 31, 1998          JUNE 30, 1997
                                                                         --------------          -------------
                  Accounts receivable                                     $11,036,167              9,545,264
                          Less:  allowance for doubtful accounts             (449,299)              (300,995)
                                                                         ------------          -------------
                                                                          $10,586,868              9,244,269
                                                                         ------------          -------------
                                                                         ------------          -------------

3)     INVENTORIES

       Inventories are valued at average cost, which does not exceed market.

                                                                         MARCH 31, 1998          JUNE 30, 1997
                                                                         --------------          -------------
                  Raw materials                                           $ 4,954,362              3,211,502
                  Work in process                                           3,164,681              2,953,140
                  Finished goods                                            2,034,694              1,540,828
                                                                          -----------             ----------

                                                                         $ 10,153,737              7,705,470
                                                                          -----------             ----------
                                                                          -----------             ----------

4)     EARNINGS PER SHARE

       Effective with the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, all previously reported earnings (loss) per share amounts have been restated to comply with SFAS No. 128. Net income (loss) per share is based on weighted average shares outstanding. Net income (loss) per share assuming dilution includes the dilutive effects of potential common shares outstanding during the period (i.e. options and warrants).

       A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Continued)

                                                                         NINE MONTHS ENDED MARCH 31
                                                   ------------------------------------------------------------------------
                                                                    1998                               1997
                                                   ------------------------------------ -----------------------------------
                                                      Income       Shares    Per-Share     Loss        Shares    Per-Share
                                                   (Numerator) (Denominator)   Amount     (Numerator) (Denominator)  Amount
                                                   ----------- ------------- ---------- ----------- ------------- ---------
NET INCOME (LOSS) PER COMMON SHARE
Income (Loss) Available to Common Stockholders     $7,170,558   5,557,505      $ 1.29   ($1,725,703) 4,211,660    ($ 0.41)
                                                                               ------                             --------
                                                                               ------                             --------
EFFECT OF DILUTIVE SECURITIES
Dilutive options and warrants                                    585,901
                                                   ----------- -------------            ----------- -------------
NET INCOME (LOSS) PER COMMON SHARE
-ASSUMING DILUTION
Income (Loss) Available to Common Shareholders     $7,170,558   6,143,406      $ 1.17   ($1,725,703) 4,211,660    ($ 0.41)
                                                                               ------                             --------
                                                                               ------                             --------

                                                                        THREE MONTHS ENDED MARCH 31
                                                   ------------------------------------------------------------------------
                                                                    1998                               1997
                                                   ------------------------------------ -----------------------------------
                                                      Income       Shares     Per-Share     Income        Shares    Per-Share
                                                   (Numerator) (Denominator)    Amount     (Numerator) (Denominator)  Amount
                                                   ----------- ------------- ---------- ----------- ------------- ---------
NET INCOME (LOSS) PER COMMON SHARE
Income (Loss) Available to Common Stockholders     $2,583,758   5,624,928      $ 0.46    $1,863,244  5,349,065    $ 0.35
                                                                               ------                             --------
                                                                               ------                             --------
EFFECT OF DILUTIVE SECURITIES
Dilutive options and warrants                                    555,061                              690,377
                                                   ----------- -------------            ----------- -------------
NET INCOME (LOSS) PER COMMON SHARE
-ASSUMING DILUTION
  Income (Loss) Available to Common Shareholders   $2,583,758   6,179,989      $ 0.42    $1,863,244  6,039,442    $ 0.31
                                                                               ------                             --------
                                                                               ------                             --------


For the nine and three months ended March 31, 1998 and for the three months ended March 31, 1997, options to purchase 429,400, 352,934 and 220,510 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.


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

       The purchase price was paid as follows:


           Cash                                                    $5,736,368
           Acquisition costs                                           68,256
                                                                  -----------
                                                                   $5,804,624

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Continued)


       On November 18, 1996, the Company completed the purchase of Bit 3 Computer Corporation ("Bit 3"), a Minneapolis-based manufacturer of computer networking and interconnection hardware. The Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million. Of this purchase price, $20.0 million was paid to the sellers in cash upon closing of the public stock offering. Of the balance of $4.0 million, $1.0 million was paid on July 1, 1997 and the balance of $3.0 million will be paid on July 1, 1998. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge in the quarter ended December 31, 1996, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $10.0 million of goodwill that is being amortized over a ten-year period.

       The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisitions of Bit 3 and Micro Alliance had occurred at July 1, 1996:

                                                           ($ in millions except per share amounts)
                                                        Nine Months Ended           Three Months Ended
                                                             MARCH 31                    MARCH 31
                                                             --------                    --------
                                                        1998          1997          1998           1997
                                                        ----          ----          ----           ----
         Sales                                          55.9          48.1          18.9           15.5
         Net income (loss)                               7.1          (0.4)          2.6            1.9
         Net income (loss) per common share             1.28          (.07)          .46            .36
         Net income (loss) per common share-
         Assuming dilution                              1.16          (.07)          .42            .32

       The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998



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

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Continued)


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

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisitions of Micro Alliance and Bit 3 had occurred at July 1, 1996:

                                                           ($ in millions except per share amounts)
                                                       Nine Months Ended              Three Months Ended
                                                             MARCH 31                     MARCH 31
                                                             --------                     --------
                                                        1998          1997          1998           1997
                                                        ----          ----          ----           ----
         Sales                                          55.9          48.1          18.9           15.5
         Net income (loss)                               7.1          (0.4)          2.6            1.9
         Net income (loss) per common share             1.28          (.07)          .46            .36
         Net income (loss) per common share-
         Assuming dilution                              1.16          (.07)          .42            .32

The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.


RESULTS OF OPERATIONS


NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

SALES. For the nine-month period ended March 31, 1998, sales increased 42.2%, or $15.9 million, from $37.7 million for the nine month period ended March 31, 1997, to $53.6 million. Of this 42.2% increase, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 6.8%, sales contributed by Bit 3, which was acquired on November 18, 1996, comprised 18.7%, and 20.3% was attributable to the Company's other product lines, offset by 3.6% due to the sale of the Company's Judgmental Use of Force business on June 26, 1997. During the nine month period ended March 31, 1998, prices for the Company's products remained firm, and unit shipments increased across all product lines. Historically, less than 5% of the Company's sales were direct sales to Asian based customers. The Company experienced minimal direct affect (less than 2% of sales) on its operations due to the current Asian currency and economic crisis. Management believes that any future direct affect on the Company from the Asian currency and economic crisis will remain minimal; however, it is difficult for the Company to predict any indirect effect derived from sales to U.S. based customers whose products are sold into Asia.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998
                                   (Continued)


GROSS PROFIT. For the nine-month period ended March 31, 1998, gross profit increased 53.0%, or $10.5 million, from $19.8 million for the nine-month period ended March 31, 1997, to $30.3 million. For the nine-month period ended March 31, 1998, gross profit as a percentage of sales increased to 56.5% from 52.4% for the nine-month period ended March 31, 1997. This increase was primarily due to the acquisition of Micro Alliance and Bit 3, increased sales volume over fixed costs, material cost improvements, a reduction in independent representative sales commissions due to the movement from an independent sales force to a direct sales force, and the sale of the Company's low margin Judgmental Use of Force business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine-month period ended March 31, 1998, selling, general and administrative (SG&A) expense increased 56.6%, or $4.3 million, from $7.6 million for the nine-month period ended March 31, 1997, to $11.9 million, resulting from the added expenditures due to the acquisitions of Bit 3 and Micro Alliance, and additional salaried sales personnel as the Company transitioned from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. For the same reasons, for the nine-month period ended March 31, 1998, SG&A expense as a percentage of sales increased to 22.3% from 20.2% in the nine-month period ended March 31, 1997.

RESEARCH AND DEVELOPMENT EXPENSE. For the nine-month period ended March 31, 1998, research and development expense (R&D) increased 93.1%, or $2.7 million, from $2.9 million for the nine-month period ended March 31, 1997, to $5.6 million, as a result of the added expenditures due to the acquisitions of Bit 3 and Micro Alliance as well as increased investment in new products in the Company's other product areas. For the same reasons, for the nine-month period ended March 31, 1998, R&D expense as a percentage of sales increased to 10.5% from 7.7% in the nine-month period ended March 31, 1997.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. For the nine-month period ended March 31, 1997, in connection with the acquisition of Bit 3 completed on November 18, 1996, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

AMORTIZATION OF INTANGIBLE ASSETS. For the nine-month period ended March 31, 1998, amortization of intangible assets increased 40.0%, or $400,000, from $1.0 million for the nine-month period ended March 31, 1997, to $1.4 million. This increase was the result of the amortization of goodwill associated with the acquisitions of Bit 3 and Micro Alliance.

INTEREST INCOME. For the nine-month period ended March 31, 1998, interest income increased 197.1%, or $552,000, from $280,000 for the nine-month period ended March 31, 1997, to $832,000. This increase is due to earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering consummated on November 18, 1996.

INTEREST EXPENSE. For the nine-month period ended March 31, 1998, interest expense decreased 67.0%, or $286,000, from $427,000 for the nine-month period ended March 31, 1997, to $141,000. This decrease is attributable to the elimination of all bank debt effective November 22, 1996 by application of some of the proceeds of the public offering . Of the $141,000 of interest expense for the nine-month period ended March 31, 1998, $138,000 represents the imputed interest associated with the remaining notes payable to the former owners of Bit 3 which will be completely paid down on July 1, 1998.

                   SBS TECHNOLOGIES INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               MARCH 31, 1998
                                 (Continued)


INCOME TAXES. For the nine-month period ended March 31, 1998 and the nine-month period ended March 31, 1997, income taxes represented an effective income tax rate of 40.5% and 40%, respectively. The increase in the effective income tax rate is due to an increase in the federal tax rate associated with an increase in the Company's estimated taxable income.

EARNINGS PER SHARE. For the nine-month period ended March 31, 1998, net income
(loss) per common share was $1.29 compared to ($0.41) for the nine-month period ended March 31, 1997. The loss for the nine-month period ended March 31, 1997 was due to the $11.0 million charge (net of tax) to earnings associated with the acquisition of Bit 3. For the nine-month period ended March 31, 1997, net income per common share before the charge to earnings was $1.16. For the nine- month period ended March 31, 1998, net income (loss) per common share assuming dilution was $1.17 compared to ($0.41) for the nine-month period ended March 31, 1997. For the nine-month period ended March 31, 1997, net income per common share assuming dilution before the charge to earnings was $0.96.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

SALES. For the three-month period ended March 31, 1998, sales increased 33.1%, or $4.7 million, from $14.2 million for the three-month period ended March 31, 1997, to $18.9 million. Of this 33.1% increase, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 13.1% of this increase and 24.0% of this increase was attributable to the Company's other product lines, offset by 4.0% due to the sale of the Company's Judgmental Use of Force business on June 26, 1997. During the three month period ended March 31, 1998, prices for the Company's products remained firm, and unit shipments increased in all product lines, with the exception of the Company's telemetry product line, which declined compared to the three-month period ended March 31, 1997. Historically, less than 5% of the Company's sales were direct sales to Asian based customers. The Company experienced minimal direct affect (less than 2% of sales) on its operations due to the current Asian currency and economic crisis. Management believes that any future direct affect on the Company from the Asian currency and economic crisis will remain minimal; however, it is difficult for the Company to predict any indirect effect derived from sales to U.S. based customers whose products are sold into Asia.

GROSS PROFIT. For the three-month period ended March 31, 1998, gross profit increased 42.1%, or $3.2 million, from $7.6 million for the three-month period ended March 31, 1997, to $10.8 million. For the three-month period ended March 31, 1998, gross profit as a percentage of sales increased to 57.4% from 53.5% for the three-month period ended March 31, 1997. This increase was primarily due to the acquisition of Micro Alliance, increased sales volume over fixed costs, material cost improvements, a reduction in independent representative sales commissions due to the movement from an independent sales force to a direct sales force, and the sale of the Company's low margin Judgmental Use of Force business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three month period ended March 31, 1998, selling, general and administrative (SG&A) expense increased 59.3%, or $1.6 million, from $2.7 million for the three-month period ended March 31, 1997, to $4.3 million, resulting from the added expenditures due to the acquisition of Micro Alliance, additional salaried sales personnel as the Company transitioned from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. For the same reasons, for the three-month period ended March 31, 1998, SG&A expense as a percentage of sales increased to 22.6% from 19.1% in the three-month period ended March 31, 1997.

                   SBS TECHNOLOGIES INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1998
                                (Continued)


RESEARCH AND DEVELOPMENT EXPENSE. For the three-month period ended March 31, 1998, research and development expense (R&D) increased 35.7%, or $500,000, from $1.4 million for the three-month period ended March 31, 1997, to $1.9 million, as a result of the added expenditures due to the acquisition of Micro Alliance as well as increased investment in new products in the company's other product areas. For the same reasons, for the three-month period ended March 31, 1998, R&D expense as a percentage of sales increased to 10.2% from 9.5% in the three-month period ended March 31, 1997.

AMORTIZATION OF INTANGIBLE ASSETS. For the three-month period ended March 31, 1998, amortization of intangible assets increased 10.6%, or $50,000, from $472,000 for the three-month period ended March 31, 1997, to $522,000. This increase was the result of the amortization of goodwill associated with the acquisition of Micro Alliance.

INTEREST INCOME. For the three-month period ended March 31, 1998, interest income increased 49.2%, or $87,000, from $177,000 for the three-month period ended March 31, 1997, to $264,000. This increase is due to earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering consummated on November 18, 1996.

INTEREST EXPENSE. For the three-month period ended March 31, 1998, interest expense decreased 63.2%, or $79,000, from $125,000 for the three-month period ended March 31, 1997, to $46,000. This decrease is primarily attributable to the reduction of costs associated with the Company's bank borrowing facility with NationsBank of Texas, N.A., originally entered into in April 1995 and expired on October 30, 1997. Of the $46,000 of interest expense for the three-month period ended March 31, 1998, $44,000 represents imputed interest associated with the remaining notes payable to the former owners of Bit 3 which will be completely paid down on July 1, 1998.

INCOME TAXES. For the three-month period ended March 31, 1998 and the three-month period ended March 31, 1997 income taxes represented an effective income tax rate of 40.5% and 40%, respectively. The increase in the effective income tax rate is due to an increase in the federal tax rate associated with an increase in the Company's estimated taxable income.

EARNINGS PER SHARE. For the three-month period ended March 31, 1998, net income per common share was $0.46 compared to $0.35 for the three-month period ended March 31, 1997. For the three-month period ended March 31, 1998, net income per common share assuming dilution was $0.42 compared to $0.31 for the three-month period ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds, and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures, and operations.

Cash totaled $22.0 million at March 31, 1998, an increase of $300,000 from June 30, 1997. This increase is a result of cash flow from operations of $7.7 million and $1.6 million received from the exercise of stock options and warrants, reduced by $5.6 million for the purchase of Micro Alliance, net of cash received, $2.5 million for the purchase of property and equipment, and $1.0 million for the payments to the former owners of Bit 3, in conjunction with its acquisition. The Company's growth during the nine-month period ended March 31, 1998 caused the Company to increase accounts receivable and inventories. Liabilities were in line with the current level of business. The exercise of stock options related to Company stock option plans reduced the Company's tax liability.

                   SBS TECHNOLOGIES INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               MARCH 31, 1998
                                 (Continued)


On April 26, 1996 and November 15, 1996, the Company amended its bank financing agreement with NationsBank of Texas, N.A. ("NationsBank"), originally entered into in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit. The term loan was completely paid down in November 1996 with a portion of the proceeds from the public stock offering. For the entire nine-month period ended March 31, 1998, there were no borrowings drawn on the revolving line of credit, which expired on October 30, 1997. Based on the Company's current cash position, management believes there is no immediate requirement to put in place additional bank borrowing facilities.

Management believes that financial resources, including its internally generated funds, debt capacity, and the remaining net proceeds from the public offering, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the nine-month period ended March 31, 1998, there was no material impact from inflation or changing prices on the Company's sales or income from operations.


YEAR 2000 ISSUE

The Year 2000 ("Y2K") issue refers to the inability of a date-sensitive computer program to recognize a two-digit date field designated as "00" as the Year 2000. Mistaking "00" for 1900 could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

The Company has assembled an internal task force, chaired by the CEO, to review its products, business and engineering applications for Y2K compliance. Management understands the importance of compliance to the Company and its customers. The Company is committed to provide as much information as possible to ensure a smooth transition through the millennium. From a product standpoint, the task force is reviewing current and legacy products with respect to how the Company's boards and software use the year date field and how this is passed on to the Company's customers in order to determine if any compliance issues exist. In addition, products under development are also being reviewed to ensure compliance prior to release. From an operating standpoint, the task force is currently reviewing all internal business/engineering systems as well as conducting reviews of the Company's key suppliers to ensure compliance. All product reviews are scheduled to be completed by August 1998 and appropriate communication with the Company's customers will take place at that time. The review of key suppliers will also be completed by August 1998, at which point management will decide if any supplier actions are necessary. The Company has already been assured that its business information system is Y2K compliant. All other internal engineering development applications and systems will be modified, if necessary, by the end of calendar 1998 to ensure compliance. Final determination regarding the impact and materiality of Y2K issues will be determined upon completion of these reviews.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults by the Company upon its Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         Effective January 1, 1998, the Company appointed Norwest Bank Minnesota, N.A. ("Norwest"), Shareowner Services, 161 North Concord Exchange Street, South St. Paul, Minnesota 55075-1139, to serve as the Company's stock transfer agent. In conjunction with that appointment, the Company appointed Norwest as Successor Rights Agent. By the signing of the Agreement to Serve as Successor Rights Agent, which was effective as of January 1, 1998, Norwest accepted this appointment and agreed to abide by the terms of the Shareholder Rights Agreement dated September 15, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

                  03.i    (1)       Articles of Incorporation, as amended.
                  03.ii   (1)       Bylaws, as amended.
                  10.ae             Settlement Agreement and Release between
                                      SBS Technologies Inc. and Stephen D.
                                      Cooper
                  27.               Financial Data Schedule
                  27.1              Financial Data Schedule, restated
                                      Fiscal Years End 1997 and 1996
                  27.2              Financial Data Schedule, restated
                                      Quarters 1 and 2 of Fiscal Year End 1998
                  27.3              Financial Data Schedule restated Quarters
                                      1, 2, and 3 of Fiscal Year End 1997
                  99.1a             Additional Exhibit
                                      Legal Assignment: Agreement to Serve as
                                      Rights Agent


         (b)      Reports on Form 8-K - None





         (1)      See Exhibit Index on Page 18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SBS TECHNOLOGIES, INC.



Date:  May 15, 1998                  /s/ Christopher J. Amenson
                                     President and Chief Executive Officer




Date:  May 15, 1998                  /s/ James E. Dixon, Jr.
                                     Vice President of Finance & Administration

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT NUMBER       DESCRIPTION                                                   METHOD OF FILING
--------------       -----------                                                   ----------------
03.i  (1)            Articles of Incorporation, as amended.                             --

03.ii (2)            Bylaws, as amended.                                                --

10.ae                Settlement Agreement and Release between
                       SBS Technologies Inc. and Stephen D. Cooper.                 Filed herewith electronically

27.                  Financial Data Schedule                                        Filed herewith electronically

27.1                 Financial Data Schedule, restated.
                       Fiscal Years End 1997 and 1996                               Filed herewith electronically

27.2                 Financial Data Schedule, restated.                             Filed herewith electronically
                       Quarters 1 and 2 of Fiscal Year End 1998

27.3                 Financial Data Schedule, restated.
                       Quarters 1, 2, and 3 of Fiscal Year End 1997                  Filed herewith electronically

99.1a                Agreement to Serve as Rights Agent
                       On January 1, 1998, pursuant to Section 21 of the
                       Shareholder Rights Agreement dated September 15,
                       1997, SBS Technologies, Inc. appointed Norwest Bank
                       Minnesota N.A. as Successor Rights Agent.                     Filed herewith electronically


(1) Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(2) Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.