Form 10-K
period 1998-06-30
SBS TECHNOLOGIES INC
filed 1998-09-25
CIK 880208

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
  --------------------------------------------------------------------------
    X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998 or
  --------------------------------------------------------------------------
         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER 1-10981




                             SBS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            New Mexico                                 85-0359415
   (State or other jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)


                            2400 Louisiana Blvd. NE
                           AFC Building 5, Suite 600
                         Albuquerque, New Mexico 87110
          (Address of principal executive offices including zip code)

                                (505) 875-0600
              (Registrant's telephone number, including area code)

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




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )




The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 1, 1998 as reported on NASDAQ was approximately $99,353,678. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.




As of September 1, 1998, Registrant had 5,838,725 shares of Common Stock outstanding.




                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Part III of this Form 10-K Report: (1) Definitive Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held November 9, 1998.

                                     PART I

ITEM 1.  BUSINESS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED HEREIN.

INTRODUCTION

SBS Technologies, Inc. (the "Company") is a leading designer and manufacturer of open-architecture, standard bus embedded computer components that system designers can easily utilize to create a custom solution specific to the user's unique application. The Company's product lines include CPU boards ("CPU"), general purpose input/output ("I/O") modules, avionics interface modules and analyzers, interconnection and expansion units, telemetry boards, data acquisition software and industrial computer systems and enclosures. The Company's products are used in a variety of applications, such as telecommunications, medical imaging, industrial control, and flight instrumentation in commercial and aerospace markets. The Company capitalizes on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers.

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

Fiscal 1998 was a year of progress in the continued development of the Company. The Company focused on continually enhancing and improving the products it delivers and its ability to satisfy customer needs. During fiscal 1998 the Company instituted a program of business integration. The Company renamed all of its subsidiary companies under the "SBS" trade name and realigned them into two operating groups, the SBS Computer Group and the SBS Aerospace Group. In addition, the Company combined its separate subsidiary sales forces into two groups, one focused on SBS Computer Group customers and one focused on the SBS Aerospace Group customers.

Revenues for the fiscal year ended June 30, 1998 increased 40.5% from $52.8 million to $74.2 million. The source of this revenue increase was twofold: growth in the core businesses, and growth by acquisition.

The Company entered fiscal 1998 as a leader in several segments of the multi-billion dollar embedded computer market, with the continuing goal of expanding its market presence. In the computer mezzanine board I/O segment, the Company broadened its line of IndustryPacks -Registered Trademark- ("IPs") to over 120 variants and introduced a series of ruggedized mezzanine I/O boards that serve a segment of the market in which the Company previously did not participate. In the Avionics business, the Company's interface boards and bus analyzers remained the industry standard for quality and innovation with a broadening of the Company's customer base and participation in such programs as the Joint Strike Fighter Replacement Program, the C130J next generation military transport aircraft, and Sweden's GRIPEN fighter program. The
Company's telemetry product line is focused toward the satellite test and control market in order to serve the rapidly expanding satellite market driven by both telecommunications and defense applications.

During the last two fiscal years, the Company acquired three business which have expanded its products and marketing opportunities. It also divested one part of its business which was not synchronous with its core businesses. In August 1996, the Company expanded into the broader embedded computing market with the acquisition of Logical Design Group, Inc. (renamed SBS Embedded Computers, Inc. in fiscal 1998), a manufacturer of Intel processor-based CPU boards. This acquisition positioned the Company to take advantage of the growth in the use of both Intel processors and Microsoft software in the embedded computer market.

In November 1996, the Company acquired Bit 3 Computer Corporation (renamed
SBS Bit 3 Operations, Inc. in fiscal 1998), a leading developer and manufacturer of high performance bus interconnect hardware and software products for many of the most widely used computer architecture standards in the standard bus embedded computer market. This acquisition took advantage of the introduction into the embedded computing market of new bus standards such as PCI and CompactPCI, expanded the Company's customer base and opened the bus interconnection and expansion market to the Company. In the quarter ended December 31, 1996, the Company recorded a $11.0 million in-process research and development charge to earnings associated with this acquisition.

In June 1997, the Company divested its Judgmental Use of Force Training Business. The Company determined that this business was not consistent with the Company's objective of becoming a leading supplier of board level components to the standard bus embedded computer market.

In November 1997, the Company acquired Micro Alliance, Inc. (renamed SBS Micro Alliance, Inc. in fiscal 1998), which specializes in the design and manufacture of special-purpose PC-compatible computer systems. This company offers a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These products are often customized to meet the needs of particular OEM applications.

After the end of the 1998 fiscal year, the Company acquired two more businesses. On July 1, 1998, the Company acquired, through its newly formed subsidiary, SBS Holdings GmbH, a 50.1% interest in OR Industrial Computers GmbH ("OR") (see "Management's Discussion & Analysis: Subsequent Events"), a leading European designer of CPU boards utilized in a wide range of embedded computer applications. Based in Augsburg, Germany, OR, designs, manufactures and markets CPU boards based on Intel computer architecture available in the VME, CompactPCI, and PCCompact form factors, as well as VME CPU boards based on the Motorola 680X0 series processors and a series of computer input/output boards. As part of this acquisition, the Company acquired, through its newly formed subsidiary, SBS Holdings GmbH, a 50.2% interest in ORTEC Electronic Assembly GmbH, ("ORTEC") based in Mindelheim, Germany, a related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary SBS Embedded Computers, Inc. based in Raleigh, NC, 100% of the shares of OR Computers, Inc, based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements under which the Company may acquire the remaining shares of both companies on February 28, 1999.

On August 12, 1998, the Company purchased 100% of the outstanding shares of V-I Computer ("V-I") (see "Management's Discussion & Analysis: Subsequent Events"). Based in Encinitas, California, V-I designs, manufactures and markets CPU boards based on the Motorola PowerPC -Registered Trademark-processor for embedded computer applications based on the VME and CompactPCI bus architecture standards.

Excluding the effect of the $11.0 million charge to earnings taken in fiscal 1997 in conjunction with the acquisition of Bit 3, net income for the 1998 fiscal year would have increased 42.3% from $7.1 million in fiscal 1997 to $10.1 million, and diluted earnings per common share would have increased 22.4% from $1.34 to $1.64. Including the effects for the 1997 charge to earnings, net income for fiscal 1997 was $461,685, or $0.09 per diluted common share.

The Company was incorporated in New Mexico in November 1986 and began operations in September 1987. The Company's executive offices are located at 2400 Louisiana Boulevard, NE, AFC Building 5, Suite 600, Albuquerque, New Mexico 87110, and its telephone number is (505) 875-0600. References to the "Company" or "SBS" are to SBS Technologies, Inc. and its consolidated subsidiaries. As of June 30, 1998, the Company had five subsidiaries, SBS Berg Telemetry Systems, Inc. ("Berg"), SBS GreenSpring Modular I/O, Inc. ("GreenSpring"), SBS Embedded Computers, Inc. ("SBS Embedded"), SBS Bit 3 Operations, Inc. ("Bit 3") and SBS Micro Alliance, Inc ("Micro Alliance"). After the end of the 1998 fiscal year, the Company added five additional subsidiaries with the formation of SBS Holdings GmbH and the acquisitions of OR, ORTEC, OR Industrial Computers, Inc. and V-I.

IndustryPack -Registered Trademark- is a registered trademark of the Company. All other trademarks or tradenames referred to in this document are the property of their respective owners.

SBS' PRODUCTS

The Company's primary product lines are divided into two groups: general purpose products including CPU products, general purpose I/O products, bus interface products and industrial computer systems and enclosures, and special purpose products including telemetry products, avionics interface products, and data acquisition software.

GENERAL PURPOSE PRODUCTS

CPU PRODUCTS. The Company entered the standard bus embedded computer CPU board market with its acquisition of SBS Embedded in August 1996 (see "Management's Discussion & Analysis: Recent Acquisitions"). CPU boards contain the computational functionality of an embedded computer system. The Company produces CPU boards for the VME segment of the embedded computer market, the most widely accepted bus standard in the industry. The VME CPU board market can be segmented by processor type. The largest segment is made up of boards designed around the Motorola 680X0 series processors, upon which the VME standard was based. A growing segment is comprised of boards based on Intel 80X86, Pentium and Pentium II processors which provide access to the large base of Windows and Windows NT software available from the PC market. The CPU boards sold by SBS Embedded are based on Intel 80X86, Pentium and Pentium II processors. At present, the Company offers nine Intel processor-based CPU boards ranging in price from approximately $2,500 to approximately $8,500. In fiscal 1998 and 1997, sales of these products comprised 8.8% and 11.5%, respectively, of the Company's total sales. As of September 1, 1998 and 1997, backlog orders were $.6 and $.7 million respectively. All backlog orders are expected to be filled in the current fiscal year.

The Company broadened its CPU product line with the recent acquisitions of OR and V-I. The OR product line includes CPU boards based on Intel computer architecture and is available in the VME, CompactPCI, and PCCompact form factors. In addition, OR provides VME CPU boards based on the Motorola 680X0 series processors and a series of computer input/output boards. The OR product line consists of boards and systems, including ruggedized products for military and industrial applications, transportation, industrial controls, factory automation, and various other commercial and industrial applications. Like other SBS product lines, OR's products, can support some application specific modifications with their line of component products. The OR facility will serve as the European base of operations for the Company's other product lines, and OR Computers, Inc. will operate as a wholly-owned subsidiary of SBS Embedded Computers, Inc. for the foreseeable future. The
V-I Computer product line consists of products that are typically used in telecommunication, industrial automation, and defense applications. The V-I Computer product line complements the other CPU offerings and will enable the Company to offer a more complete list of processor solutions to its customers.

GENERAL PURPOSE I/O PRODUCTS. In April 1995, the Company purchased GreenSpring, a leading developer and producer of I/O modules known as IPs. IPs are small mezzanine boards that plug onto an embedded computer board or a carrier board and provide specific types of I/O for embedded computer systems. The Company has continued to expand the market for IP products by broadening its line of carrier cards that can accommodate up to six IPs. The Company's offerings currently include VME, PCI, PC\104, Compact PCI and ISA bus carrier cards. GreenSpring's product line of over 120 I/O products services a wide range of applications in the embedded computer market including analog I/O, bus interface functions, digital/parallel I/O, motion control, telecommunications/serial I/O, telecommunications products, video/graphics adapters and temperature measurement with prices ranging from approximately $350 to approximately $3,500. During fiscal 1998, the Company introduced sixteen ruggedized conduction cooled mezzanine I/O boards primarily used in military environments. These serve a portion of the embedded computer market in which the Company previously did not participate and have prices ranging from approximately $800 to approximately $5,000. In fiscal years 1998, 1997 and 1996, sales of general purpose products comprised approximately 22.8%, 25.8% and 35.3%, respectively, of the Company's total sales. As of September 1, 1998, 1997 and 1996, backlog orders were $3.2, $2.4 and $2.5 million, respectively. All backlog orders are expected to be filled in the current fiscal year.

BUS INTERFACE PRODUCTS. In November 1996, the Company purchased Bit 3 (see "Management's Discussion & Analysis: Recent Acquisitions"), a leading developer and manufacturer of high performance bus interconnect hardware and software products. The rapid expansion of microprocessor-based industrial computers has resulted in the proliferation of a number of different computer architecture standards. Generally speaking, a computer designed on one architectural standard cannot communicate with a computer designed on another architectural standard. Products could not be configured using two or more computer architectures unless a communications link between them could be established. Bit 3 identified this market for products which permit industrial computers designed around different computer architectures to communicate. In 1983, Bit 3 introduced its first adapter product, an interface device to connect IBM PC equipment with Multibus architecture computers. Since then, Bit 3 has expanded its product line to include computer networking and interconnection hardware for many of the popular computer architecture standards used in the standard bus embedded computer market, including VME, PCI, CompactPCI, Sbus, ISA, EISA, Micro Channel, GIO, TURBOCHANNEL, Multibus and Qbus. The development of Bit 3's new products is driven by the emergence of significant new standard bus specifications and applications. In addition, Bit 3 provides a series of PCI expansion units, which allows OEMs to increase the number of devices needed by their particular application.

Bit 3 products are used in a wide variety of applications, including data acquisition, image and visualization processing, industrial process control, medical electronics, signal processing and system integration. Bit 3's typical customer uses bus adapter products because of the need for high speed, low-latency interconnections between computer platforms. This connectivity cannot be provided at the required performance levels by common local area networking solutions, such as Ethernet or Token Ring, nor can it in most cases be provided by higher speed protocols, such as ATM or FDDI. Bit 3 currently provides interconnect and expansion products to a wide variety of commercial users. In fiscal 1998 and 1997, sales of these products comprised 22.7% and 17.1%, respectively, of the Company's total sales. As of September 1, 1998 and 1997, backlog orders were $.9 and $1.5 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

INDUSTRIAL COMPUTER SYSTEMS AND ENCLOSURES. In November 1997, the Company purchased Micro Alliance, (see "Management's Discussion & Analysis: Recent Acquisitions"), a leading designer and producer of PC-compatible industrial computer systems for the embedded computer market. The systems are based on PCI and ISA architectures and are typically passive backplane-based, allowing up to 20 PCI or ISA cards to be added. The Micro Alliance computer systems are designed for OEM customers in the industrial, telecommunication, scientific and military markets. They come in a variety of shapes and sizes, including rack mount, desktop and mobile. A majority of the systems are specially designed to include custom paint colors, custom logos, custom face plates, or custom chassis designs. In June of 1997, a new line of rugged portable systems was introduced focusing on new segments of existing business, including medical imaging, remote test and measurement and telemetry applications. In fiscal 1998, sales of these products comprised 6.5% of the Company's total sales. As of September 1, 1998, backlog orders were $2.8 million. All backlog orders are expected to be filled within the current fiscal year.

SPECIAL PURPOSE PRODUCTS

TELEMETRY PRODUCTS. In August 1992, the Company purchased Berg, a major supplier of telemetry interface equipment for the embedded computer market. Telemetry is the process used to send and receive digital data via radio waves. The Company's telemetry interface products allow computers to receive, interpret and process telemetry data. Telemetry is often used to transmit data from some object under test, such as an aircraft, to a receiving station while the test is underway. This allows engineers to monitor test performance in real time, often decreasing total test costs and enhancing test safety. Use of this technology has expanded to include continuous monitoring of remote sites and transmission of digital data from satellites to the earth. Berg pioneered the concept of using boards specially designed for telemetry interface which would be added to standard ground station computers. Berg has expanded its product offerings to include specialized equipment designed to receive and process satellite data. The Company's telemetry products serve a specialized market and include a significant software component. Berg sells approximately 30 products for the VME, PCI, and ISA bus telemetry markets at prices ranging from approximately $3,000 to approximately $30,000. In fiscal years 1998, 1997 and 1996, sales of these products comprised approximately 9.7%, 11.9% and 20.8%, respectively, of the Company's total sales. As of September 1, 1998, 1997, and 1996, backlog orders were $1.6 million, $0.9 million and $0.7 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

AVIONICS INTERFACE PRODUCTS. The Company's avionics products interface an embedded computer system with the MIL-STD-1553 avionics bus used in a wide variety of military and space applications including aircraft, missiles, ground vehicles, the International Space Station, the Space Shuttle and naval vessels. Initial applications for the Company's products were support of system development, system testing and simulation. Over the past several years, the Company has expanded its product line to include ruggedized interface products that are used in operational systems, and monitor and test systems that can be used as diagnostic tools for operational systems. Like its telemetry products, the Company's avionics products occupy a niche market and include a significant software component. The Company offers approximately 20 avionics interface products at prices ranging from approximately $4,000 to approximately $20,000. In fiscal years 1998, 1997 and 1996, sales of this product comprised approximately 29.5%, 30.6% and 39.9%, respectively, of the Company's total sales. As of September 1, 1998, 1997 and 1996, backlog orders were $1.8 million, $2.0 million and $1.9 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

DATA ACQUISITION SOFTWARE PRODUCT. The Company announced its first software product development effort in October 1997, with the introduction of DataXpress-TM-, a data acquisition software product designed for the Microsoft Windows NT operating environment. The first commercial release of DataXpress was shipped in July 1998. DataXpress acquires data from a variety of interfaces, displays the data in real-time using multiple, animated graphical views per screen, and distributes this information on a network. Because it can run on PC's, laptops and workstations, DataXpress can be easily and inexpensively expanded without sacrificing quality or capabilities. This new product is designed to meet the needs of telemetry ground and flight test applications, commercial and military avionics test and integration, and industrial automation applications. DataXpress can also expand existing data acquisition systems by providing object-oriented interfaces that enable system administrators and programmers to easily integrate DataXpress systems with the existing, third party software applications. The Company offers a complete software product including manuals, training and customer support for implementation and continuing service.

OTHER BUSINESS. In June 1997, the Company sold its Judgmental Use of Force product (see "Management's Discussion & Analysis: Sale of Judgmental Use of Force Business"). Sales of this product line were immaterial to the Company's operations.

CUSTOMERS AND APPLICATIONS

The Company's broad range of products support a wide range of applications. In fiscal 1998, 1997 and 1996, no one customer exceeded 10% of the Company's sales. The following table highlights some of the Company's representative customers and their applications utilizing the Company's products.


       APPLICATION                                   CUSTOMER                             COMPANY PRODUCT
       -----------                                   --------                             ---------------
       COMMERCIAL AND INDUSTRIAL APPLICATIONS
       Aircraft Simulation                           Flight Safety International          I/O, Interconnect
       Aircraft Simulation                           CAE Electronics                      Interconnect
       Airport Baggage Inspection                    InVision Technologies                Interconnect
       Airport Ground Traffic Control                Norden/Westinghouse                  CPU
       Airport Ground Traffic Control                ARINC                                I/O
       Automated Plasma Processing Systems           Plasma Therm                         Industrial Systems & Enclosures
       "C" Size Copier                               Xerox                                I/O
       Color Proof Copier                            Eastman Kodak                        I/O
       Currency Inspection System                    Currency Systems                     CPU
       Document Scanner                              General Scanning                     I/O
       License Plate Readers                         Perceptics                           Interconnect
       OCR Mail Address Processing                   Bell & Howell                        Interconnect
       Semiconductor Handler                         Delta Design                         I/O
       Semiconductor Handler                         Lamm Research                        I/O
       Turbine Control System                        GE Motors                            CPU
       Video Compression                             Sun Microsystems                     Interconnect

       COMMUNICATIONS
       Cellular Telephone Systems                    ArgoSystems                          CPU
       Commercial DAMA                               Viasat                               I/O
       Communications Satellite Testing              TRW                                  Telemetry
       GSP Testing                                   Aerospatiale                         Telemetry
       Integrated Voice and Data Systems             Dictaphone                           Industrial Systems & Enclosures
       Network Switching Platforms                   Netrix                               Industrial Systems & Enclosures
       PBX Systems                                   Allstar Systems                      Industrial Systems & Enclosures
       Satellite Power Supply Testing                Elgar Corporation                    Industrial Systems & Enclosures
       Telephone Switch Billing System               ACECOM                               I/O

       INDUSTRIAL AUTOMATION
       Automotive Brake Tester                       Burke Porter Machinery               CPU
       CNC Controller                                MDSI                                 I/O
       CNC Controller                                Herkules                             I/O
       CNC Machine                                   UVA                                  I/O
       Carpet Manufacturer Process Control           MOOG                                 I/O
       Packaging Machinery                           Triangle Package Machinery           I/O
       Robot Control                                 Adept Technology                     I/O
       Automotive Test Stands                        W.M. Associates/Digital Equipment    Interconnect
                                                     Corp.
       Automotive Wheel Alignment                    Burke Porter Machinery               CPU
       Carpet Manufacturer Process Control           MOOG                                 I/O
       Packaging Machinery                           Triangle Package Machinery           I/O
       PLC Co-processor                              GE Fanuc                             CPU
       Programmable Logic Controller                 Reliance Electric                    Interconnect
       Real-time Control Systems                     Queue Systems, Inc./Digital          Interconnect
                                                     Equipment Corp
       Robot Control                                 Adept Technology                     I/O
       Semiconductor Trim Equipment                  Control Automation                   CPU
       Surface Mount Board Assembly                  Seiko Instruments                    Interconnect


       MEDICAL DEVICES
       Blood Analyzer                               IGEN                                 I/O
       CT Beam Scanner                              Imatron                              Interconnect
       DNA Analyzer                                 Organon Teknika                      I/O
       PET Imaging Systems                          UGM Medical Systems, Inc.            Interconnect
       Positron Emissions Topography                Positron Corporation                 Interconnect
       Ventilators Display                          NellCor                              I/O

       MILITARY AND SPACE APPLICATIONS
       Ariane V System Test and Simulation          Aerospatiale                         Avionics
       Ariane V Test Support                        Lockheed Martin                      Telemetry
       B-2 Flight Testing                           Northrop Grumman                     Telemetry
       C-17 Aircraft Testing                        Boeing                               Telemetry/Avionics
       Communications System                        Department of Defense                CPU
       Crusader                                     UDLP/General Dynamics                I/O
       F-14                                         Northrop Grumman                     Avionics
       F-15, F-16                                   U.S. Government                      Avionics
       F-16                                         TRW                                  Avionics
       F-22                                         Lockheed Martin                      Avionics
       Flight Test/Satellite Integration & Test     Boeing                               Telemetry
       Flight Test/Shuttle Command Launch Control   NASA                                 Telemetry
          System
       Helicopter Systems                           Fugitsu                              Avionics
       Military Radios                              GEC Marconi                          CPU
       Military Satellite Telemetry  Tracking &     Lockheed Martin                      Telemetry
          Control/ Missile Test
       Military Satellite Telemetry Tracking &      Aerojet                              Telemetry
          Control
       Mini-DAMA                                    Titan Linkabit                       I/O
       Missile Systems/ F-18                        Raytheon                             Avionics
       Missile Test                                 Raytheon                             Telemetry
       Missile and Aircraft Test                    NAWC                                 Telemetry
       Missile and Aircraft Test                    McDonnell Douglas                    Telemetry
       Mission Planning & Debriefing                Lockheed-Sanders                     Interconnect
       Rocket Launch Controller                     Orbital Sciences                     CPU
       Satellite Imaging                            TRW                                  Telemetry
       Satellite Telemetry Tracking and & Control/  Real Time Logic                      Telemetry
          Satellite Integration Test
       Satellite Integration & Test                 TRW Space and Electronics            Telemetry
       Space Station Simulator                      Raytheon                             CPU
       TAC-3                                        Hughes Data Systems                  Interconnect
       TAC-4                                        Hewlett Packard                      Interconnect

       TEST AND MEASUREMENT APPLICATIONS
       Automotive Test/ Simulation Systems          Integrated Systems                   I/O
       Particle Collision and Detection System      CERN                                 I/O
       Temperature Control                          Therm-O-Disk                         I/O
       VLSI Tester                                  LTX/Trillium                         Interconnect

       TRANSPORTATION
       Aircraft Flight Testing                      Cessna                               Telemetry
       Aircraft Ground Control                      ARINC                                I/O
       Commercial Avionics System Test              Honeywell                            Avionics

       Commercial Avionics System Test              Rockwell International               Avionics
       FAA Communication System                     Delta Information Systems            I/O
       Jet Engine Testing                           Pratt & Whitney                      Telemetry
       Lane Controllers                             NYSTA                                I/O
       Maritime Systems                             NEC                                  Avionics
       777 Aircraft Testing                         Boeing                               Telemetry
       Train Track Alignment System                 Fairmont Tamper                      CPU


SALES AND MARKETING

The Company markets its products both domestically and internationally. As of September 1, 1998, excluding the effect of the acquisitions of OR and V-I, (see "Management's Discussion and Analysis: Subsequent Events"), the Company had 70 employees, who typically hold engineering degrees, in sales, marketing and customer relations. During fiscal 1998, the Company realigned its sales force into two groups, the aerospace group sales force and the computer group sales force and reduced its use of independent manufacturers' representatives from 43 at the beginning of fiscal 1998 to 14 at the end of fiscal 1998. The aerospace sales force is responsible for sales of the Company's avionics interface and telemetry products and the computer group sales force is responsible for sales of the Company's CPU, I/O, interconnect and industrial computer systems and enclosures products. Employee sales personnel are educated about each of the Company's product lines and refer opportunities to appropriate product line managers. Primary sales methods vary among the Company's product lines. The Company's avionics interface and telemetry products generally have the most complex applications and, as a result, leads are generally identified by field sales personnel or independent manufacturers' representative and closed with the assistance of the appropriate product line manager. In the case of the Company's CPU, I/O, interconnect and industrial computer systems and enclosure products, sales are either closed by the computer group sales force, or independent manufacturers' representatives or are the result of catalog sales. In each of the Company's product lines, sales employees generally pursue "design in" applications where the Company's products are included as part of a system.

The Company sells approximately 16% of its products outside the United States (see footnote 4 to the consolidated financial statements). These sales are primarily generated by the 41 international distributors which represent the Company's products. During the 1999 fiscal year, the Company will add sales from its recently acquired German businesses. The Company maintains sales offices in Albuquerque, New Mexico for its avionics interface products; in Raleigh, North Carolina, for its Intel processor-based CPU boards; in Menlo Park, California, for its I/O products; in Carlsbad, California, for its telemetry products; in St. Paul, Minnesota for its interconnect products and in Vista, California for its industrial computer systems and enclosure products. The Company's domestic field sales employees are located throughout the United States. The Company also maintains an international sales office near London, England to support European sales of its avionics interface products. Sales and sales leads are generated through a range of activities performed by the Company including identification of participants in key defense-related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications and corporate and subsidiary web sites on the Internet.

COMPANY RESEARCH AND DEVELOPMENT

The Company invests in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of September 1, 1998, excluding the effect of the acquisition of OR and V-I (see "Management's Discussion and Analysis:
Subsequent Events"), the Company had approximately 86 employees engaged in research and development activities. Of these employees, 48 have technical degrees and 21 have advanced degrees. The Company seeks to combine special-purpose hardware, firmware and software in its products to provide its customers with the desired functionality. Approximately

60% of the Company's research and development efforts in fiscal 1998 were software related. The Company's research and development expense was $8.0 million, $4.4 million and $2.8 million in fiscal 1998, 1997 and 1996, respectively, corresponding to 10.8%, 8.4% and 9.1% of sales, respectively.

SBS Embedded's current research and development activity is focused on evolutionary improvement of its existing product lines. GreenSpring's efforts are directed towards broadening the scope of its market by developing new IPs and upgrading existing products to state of the art technology. Examples include the recent introduction of 16 ruggedized conduction cooled mezzanine I/O boards primarily used in military environments. The development of Bit 3's new products is driven by the emergence of significant new bus specifications and applications. For example, Bit 3 recently introduced a fiber optic adapter to connect PCI and VME systems. Berg is continuing to upgrade its products' performance by increasing the operating bit rates, a key performance measure in the telemetry industry. Berg is also continuing to expand its offerings of high performance, CCSDS packet switching products for the satellite ground station market. The Company is also extending its avionics interface product line. For example, the Company is continuing to expand development of additional ruggedized avionics product for the operational system market. In October 1997, the Company announced its first software product development effort with the introduction of DataXpress-TM-, a data acquisition software product designed for the Microsoft Windows NT operating environment. This product is designed to meet the needs of telemetry ground and flight test applications, commercial and military avionics test and integration, and industrial automation applications. There can be no assurance that the Company will be successful in developing and bringing to market any products as a result of its research and development efforts.

SUPPLIERS

The Company uses contract manufacturing to produce substantially all of its board-level products. The Company obtains parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provides these parts and boards as kits to contract manufacturing companies that fabricate the Company's products. Following manufacturing of these products, the Company performs test, packaging and support functions for the Company's products. The Company reduces dependence on a particular contract manufacturer by using multiple contract manufacturers for each of the Company's product lines. However, the Company may choose in the future to consolidate its contract manufacturing to gain economies of scale and to shift its inventory control to the contract manufacturer. If the Company did this it would become increasingly dependent on a smaller number of manufacturers for the continued timely and efficient production of all of its inventory. The Company's industrial computer systems and enclosure business purchases all needed components from third party vendors. The Company performs all assembly, test, packaging and support functions for these products.

Many of the Company's products consist in part of state-of-the-art digital electronic components. The Company is dependent upon third parties for the continuing supply of many of these components, some of which are obtained from a sole supplier such as Xylinx, Inc. or a limited number of suppliers, alternative sources for which would be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the products incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes that it has arranged for an adequate supply of components to meet short-term requirements, the Company does not have contracts for the components which assure availability and price, however the Company has negotiated cash discount terms for prompt payment. Lack of timely availability of components could cause delays in shipment of product and affect the Company's revenues during certain periods as well as lead to customer dissatisfaction. Limited availability of components could also require the Company to pay premiums for parts to make shipment deadlines and thus affect the Company's profit margin, or cause the Company to increase its inventory of scarce parts and thus affect the Company's cash flow. There is no assurance that the Company will continue to be able to obtain all of the components it requires or that the price of certain components in short supply will not materially and adversely affect its business, financial condition or results of operations.

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

In the Company's CPU product line, the Company competes with a number of other suppliers of CPU boards. The Company's direct competitors include other companies that build CPU boards based on Intel microprocessor technology such as Force Computers, Inc. (a wholly owned subsidiary of Solectron Corporation), Performance Technologies, Inc., RadiSys Corporation, VME Microsystems, Inc. and XYCOM, Inc. In addition, with the acquisition of OR and VI, the Company also competes with suppliers of CPU boards based on Motorola 680x0 and PowerPC architectures.

In the generalized computer I/O product area served by GreenSpring and its IP product line, the Company has two classes of competition. The first class includes companies that compete directly by selling IP products. The second class includes companies that compete with I/O products using a different implementation to provide functionally equivalent products. The Company's competitors in each of these classes include Acromag, Inc. , Systran, Inc. and VME Microsystems, Inc.

In the telemetry market, the Company competes with other suppliers of open architecture telemetry solutions. It also indirectly competes with suppliers of traditional, closed architecture telemetry systems. The Company's competitors include Aydin Vector Division, AVTECH Systems, Inc., L3 Communications, Inc., Terametrix, Inc. and Veda, Inc.

In the avionics interface market, the Company competes with a number of other companies that produce similar avionics interface products. The Company's competitors include Ballard Technologies, Inc., Data Devices Corporation, Systran, Inc., Excalibur Technologies Corporation, Condor Engineering and Gesellschaft Fur Angewandte Informatik und Mikroelekernik, GmbH.

In the Company's interconnect and expansion unit product line, the Company competes with personal computer (PC) manufacturers that offer computer motherboards with multiple PCI slots and with companies that have similar product lines. There is no significant direct competitor in this market.

In the Company's industrial computer systems and enclosure business, the Company competes with other suppliers of ISA/PCI systems and enclosures such as I-Bus, a subsidiary of Maxwell Technologies, Texas Micro, Inc and Industrial Computer Source.

EMPLOYEES

As of September 1, 1998, the Company had, exclusive of recent acquisitions, approximately 327 employees at its six locations: Albuquerque, New Mexico; Carlsbad, California; Vista, California; Menlo Park, California; Raleigh, North Carolina; and St. Paul, Minnesota. Of these employees, 35 were in executive and administrative positions; 70 were in sales, marketing and customer relations; 86 were in research and development; 29 were clerical, and 107 were employed in support of ongoing production.

In July and August 1998 the Company added 98 employees resulting from the 50.1% acquisition of OR, the 50.2% acquisition of ORTEC, the 100% acquisition of OR Computers, Inc. and the acquisition of VI (see "Management's
Discussion and Analysis: Subsequent Events"). Of these employees, 5 were in executive and administrative positions; 22 were in sales, marketing and customer relations; 34 were in research and development; 2 were clerical, and 35 were employed in support of ongoing production.

RISK FACTORS

Statements in this Report about SBS' outlook for its business and markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements that involve risks and uncertainties. SBS' actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below:

GROWTH THROUGH ACQUISITIONS AND INTEGRATION OF ACQUIRED COMPANIES. SBS has increased the scope of its operations through the acquisition of seven businesses and product lines acquired since 1992. SBS acquired Berg in fiscal 1993, GreenSpring in fiscal 1995, SBS Embedded in fiscal 1997, Bit 3 in fiscal 1997, Micro Alliance in fiscal 1998, and, in fiscal 1999, OR, ORTEC and OR Computer Inc. and VI. SBS' management and financial controls, personnel, and other corporate support systems might not be adequate to manage the increase in the size and the diversity of scope of SBS' operations as a result of the recent acquisitions or any future acquisitions. In addition, SBS' acquisitions might not increase earnings and the companies acquired might not continue to perform at their historical levels.

    A major element of SBS' business strategy is to continue to pursue acquisitions that either expand or complement its business. In the future, SBS might not be able to identify and acquire acceptable acquisition candidates on terms favorable to SBS, and in a timely manner. SBS could use a substantial portion of its capital resources for these acquisitions. Consequently, SBS may require additional debt or equity financing for future acquisitions. This financing may not be available on terms favorable to SBS, if at all. Also, even if SBS does acquire other businesses, it will continue to encounter the risks associated with the integration of the acquisitions described above.

    SBS anticipates that one or more potential acquisition opportunities, including some that could be material, may become available in the near future. If and when appropriate acquisition opportunities become available, SBS intends to pursue them actively. An acquisition by SBS might or might not, however, occur. An acquisition which does occur could potentially materially and adversely affect SBS and might not be successful in enhancing SBS' business.

ACQUISITION CHARGES. As part of its strategy for growth, SBS acquires compatible businesses. Not infrequently, in accounting for a newly acquired business, SBS is required to amortize, over a period of years, intangible assets, including goodwill. Although usually the acquired business' current operating profit offsets the amortization expense, no one can assure that an acquired business' operations will remain at their current levels. A decrease in the acquired business' operating profit could reduce SBS' overall net income and earnings per share. In addition, no one can assure that changes in future markets or technologies will not require faster amortization of goodwill in such a way that overall Company financial condition or results of operations would be adversely affected. SBS may also be required, under generally accepted accounting principles, to charge against earnings the value of an acquired business' technology which does not meet the accounting definition of "completed technology." When SBS acquired Bit 3 in fiscal 1997, it recorded approximately $10.0 million in intangible assets, including goodwill. These are being amortized on a straight-line basis over the estimated benefit period of ten years. Also, in connection with the Bit 3 acquisition, SBS recorded an $11.0 million charge against earnings in the second fiscal quarter of 1997. The amount of the charge against earnings was based on an assessment by SBS, in conjunction with an independent valuation firm, of purchased technology of Bit 3. SBS incurred a net loss of $5 million (or $1.24 per share) for the second fiscal quarter of 1997 as a result of the earnings charge. In connection with SBS' acquisition of Micro Alliance in fiscal 1998, SBS recorded $4.5 million of goodwill, which is being amortized over a ten-year period. As a result of its recent acquisitions of OR, ORTEC, OR Computers, Inc. and VI, SBS expects to amortize goodwill and take a charge against earnings for technology which is not completed technology. (see "Fluctuations in Operating Results").

FLUCTUATIONS IN OPERATING RESULTS. SBS has experienced fluctuations in its operating results in the past and may experience those fluctuations in the future. Sales, on both an annual and a quarterly basis, can fluctuate as a result of a variety of factors, many of which are beyond SBS' control. These factors include the timing of customer orders, manufacturing delays, delays in shipment due to component shortages, cancellations of orders, the mix of products sold, cyclicality or downturns in the markets served by SBS' customers, including significant reductions in defense spending affecting certain of SBS' customers, and regulatory changes. Because those fluctuations can happen, SBS believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that investors should not rely on the results for any one quarter as an indication of how SBS will perform in the future. Investors should also understand that, if SBS' sales or earnings for any quarter are less than the level expected by securities analysts or the market in general, the market price for SBS' Common Stock could immediately and significantly decline.

RELIANCE ON DEFENSE SPENDING. In each of fiscal 1995, 1996, 1997 and 1998 SBS derived a significant portion of its sales directly or indirectly from the U.S. Department of Defense. SBS expects that the Department of Defense will continue to be a significant source of sales. Changes in the geopolitical environment or in national policy might result in significantly reduced defense spending. Reduced spending could significantly reduce SBS' marketing opportunities and revenues, and, therefore, materially adversely affect its financial condition, results of operations, or liquidity. Also, SBS believes that many of its potential customers will rely on U.S. government funding for the purchase of SBS' products. Sales to these customers may be reduced if those funds are unavailable or delayed because of budget constraints or bureaucratic processes.

RELIANCE ON INDUSTRY STANDARDS; FUNDAMENTAL TECHNOLOGY CHANGE. Most of SBS' products are developed to meet certain industry standards, which define the basis of compatibility in operation and communication of a system supported by different vendors. Among such standards which SBS' products meet are MIL-STD-1553, Telemetry IRIG Standards and various ANSI standards. These standards are continuing to develop and can change. If these standards are eliminated or changed, the design, manufacture or sale of SBS' products could be inappropriate or obsolete and could require costly redesign to meet new or emerging standards. SBS also believes that its success will depend in part on its ability to develop products that evolve with changing industry standards and customer preferences. SBS may or may not be successful in developing those products in a timely manner, or in selling the products it develops. SBS' delay or failure to adapt to changing industry standards could significantly adversely affect its marketing and sales, revenues and financial condition.

     Many of SBS' product designs rely on state of the art digital technology. Future advances in technology might make obsolete SBS' existing product lines, which would require SBS to compete more and to undertake costly redesign of its products to maintain its competitive position. SBS might not be able to incorporate the new technology into its existing products or to redesign its existing products in order to compete effectively.

     SBS' competitors are continually introducing new and enhanced products and solutions for business needs. These products and solutions probably will affect the competitive environment in the markets in which they are introduced. The development of new products and technologies, or the adaptation or development of products and technologies in response to them, requires commitments of financial resources, personnel and time well in advance of sales. Decisions with respect to those commitments must accurately anticipate both future demand and the technology that will be available to meet that demand. SBS might not be able to adapt to future technological changes. If it does not, SBS' business might be materially adversely affected.

PRODUCT MARKET MIGHT NOT DEVELOP. Many of SBS' potential customers design and manufacture standard bus embedded computers internally. Increased market acceptance of SBS' products and services depends in part on these customers relying on SBS instead of themselves to provide embedded computer components. SBS believes that increased market acceptance of its products will also depend on a number of factors. These factors include the quality of SBS' design and production expertise, the increasing use and complexity of embedded computer systems in new and traditional products, the expansion of markets that are served by standard bus embedded computers, time-to-market requirements of the Company's actual and potential products, the assessment of direct and indirect cost savings, and customers' willingness to rely on SBS for mission-critical applications. SBS believes that in many customer applications, the cost of its products may exceed or be perceived to exceed the cost of internal development. SBS will not be able to achieve its business growth objectives if market acceptance of its products does not increase.

POTENTIAL YEAR 2000 PROBLEMS. The Year 2000 ("Y2K") issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business (see "Management's Discussion and Analysis: Year 2000 Issue").

COMPETITION. The standard bus embedded computer industry is highly-competitive and fragmented, and SBS' competitors differ depending on product type, company size, geographic market and application type. SBS faces competition in each of its product lines. SBS believes that because of the diverse nature of SBS' products and the fragmented nature of the embedded computer market, there is little overlap of competitors for each product line. Competition in all of SBS' product lines is based on: performance, customer support, product longevity, supplier stability, breadth of product offerings and reliability. At the end of the 1998 fiscal year, SBS had revenues of $74.2 and net income of $10.1 million. Many of SBS' existing and potential competitors are bigger companies which have financial, technological and marketing resources significantly greater than those of SBS, which may give them a competitive advantage. They and other competitors may have established relationships with customers or potential customers which can make it harder for SBS to sell its products to those customers. SBS cannot promise that it will be able to compete effectively in its current or future markets. Also, competitive pressures might significantly adversely affect SBS' marketing and sales, revenues and financial condition.

    In the CPU market in which SBS Embedded's products are marketed, SBS competes with a number of other suppliers of CPU boards. SBS' direct competitors include other companies that build CPU boards based on Intel microprocessor technology, such as Force Computers, Inc. (a wholly-owned subsidiary of Solectron Corporation), RadiSys Corporation, VME Microsystems, Inc. and XYCOM, Inc. In addition, with the acquisition of OR and VI, SBS also competes with suppliers of CPU boards based on Motorola 68OxO, and PowerPC architectures.

     In the generalized computer I/0 product area served by GreenSpring and its IP product line, SBS has two classes of competition. The first class includes companies that compete directly by selling IP products. The second class includes companies that compete with I/0 products using a different implementation to provide functionally equivalent products. SBS' competitors in each of these classes include Acromag, Inc., Systran, Inc. and VME Microsystems, Inc.

     In the telemetry market, SBS competes with suppliers such as Aydin Vector Division, AVTECH Systems, Inc., L3 Communications, Inc., Terametrix, Inc. and Veda, Inc.

     In the avionics interface market in which SBS' MIL-STD 1553 products are marketed, SBS competes with a number of other companies that produce similar avionics interface products. SBS' competitors include Ballard Technologies, Inc., Data Devices Corporation, Excalibur Technologies Corporation, Condor Engineering and

Gesellschaft Fur Angewandte Informatik und Mikroelekemik, GmbH.

     In SBS' interconnect and expansion unit product line, SBS competes with personal computer (PC) manufacturers that offer computer motherboards with multiple PCI slots and with companies that have similar product lines. There is no significant direct competitor in this market.

     In SBS' industrial computer systems and enclosure business, SBS competes with other suppliers of ISA/PCI systems and enclosures such as I-Bus, a subsidiary of Maxwell Technologies, Texas Micro, Inc. and Industrial Computer Source.

AVAILABILITY OF COMPONENT MATERIALS. Many of SBS' products contain state of the art digital electronic components. SBS is dependent upon third parties for the continuing supply of many of these components. Some of the components are obtained from a sole supplier, such as Xilinx, Inc., or a limited number of suppliers, for which alternate sources may be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the products incorporated into SBS' products, which could require SBS to redesign a product to incorporate newer or alternative technology. Although SBS believes that it has arranged for an adequate supply of components to meet its short-term requirements, SBS does not have contracts which would assure availability and price. If sufficient components are not available when SBS needs them, SBS' product shipments could be delayed, which could affect SBS' revenues during certain periods as well as lead to customer dissatisfaction. If enough components are not available, SBS might have to pay premiums for parts in order to make shipment deadlines. Paying premiums for parts would lower or eliminate SBS' profit margin and hurt its business and financial condition, or cause SBS to increase its inventory of scarce parts, which would adversely affect SBS' cash flow.

RETENTION AND RECRUITMENT OF KEY EMPLOYEES. SBS' ability to maintain its competitive position and to develop and market new products depends, in part, upon its ability to retain key employees and to recruit and retain additional qualified personnel, particularly engineers. If SBS is unable to retain and recruit key employees, its product development, marketing and sales, revenues, and business condition could suffer material adverse effects.

NO PATENT PROTECTION. Although SBS believes that some of its processes and equipment may be proprietary, SBS has not sought patent protection for its technology. SBS has relied upon trade secret laws, industrial know-how and employee confidentiality agreements. SBS' processes and equipment might not provide it with a sufficient competitive advantage to overcome its lack of patent protection. Others could independently develop equivalent or superior products or technology. Also, SBS might not be able to establish trade secret protection, and secrecy obligations might not be honored. If consultants, employees and other parties apply technological information developed independently, by them or others, to Company projects, disputes may arise as to the proprietary rights to that information. Those disputes may not be resolved in favor of SBS.

SBS could have to litigate to enforce its proprietary rights, protect its trade secrets, determine the validity and scope of the intellectual property rights of others or defend against claims of infringement. That litigation could be very expensive and could divert resources which SBS could otherwise use in its business, which could hurt SBS and its business.

Patent applications in the United States are not publicly disclosed until the patents issue, so patent applications may have been filed by someone else that relate to SBS' products and technology. SBS does not believe that it infringes any patents of which it is aware, but someone could make a patent infringement claim against SBS. Such a claim might significantly hurt SBS and its business. If someone asserts infringement or invalidity claims against SBS, SBS might have to litigate to defend itself against those claims. In certain circumstances, SBS might try to obtain a license under the claimant's intellectual property rights. The claimant might not be willing to give SBS a license at all or on terms acceptable to SBS.

PRODUCT LIABILITY. SBS' products and services could be subject to product liability or government or commercial warranty claims. SBS maintains primary product liability insurance with a general aggregate limit of $2.0 million, $1.0 million per occurrence, and an $9.0 million excess policy. While SBS has never been the subject of any significant claims of this kind, its products are widely used in a variety of applications and claimants have a propensity initially to pursue all possible contributors in a legal action. If a claim is made against SBS, SBS' insurance coverage might not be adequate to pay for its defense or to pay for any award, in which case SBS would have to pay for it. Also, SBS might not be able to continue that insurance in effect for premiums acceptable to SBS. If a litigant were successful against SBS, a lack or insufficiency of insurance coverage could have a material adverse effect upon SBS.

INTERNATIONAL SALES IN GENERAL. SBS sells its products in countries throughout the world from its United States and European based offices. These sales subject SBS to various governmental regulations, export controls, and the normal risks involved in international sales. Sales of products internationally are subject to political, economic and other uncertainties, including, among others, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, standards and tariffs, and taxation policies. They are also subject to international monetary fluctuations which may make payment in United States dollars more expensive for foreign customers (who may, as a result, limit or reduce purchases).

CHANGES IN EXCHANGE RATES. Substantially all of SBS' revenues to date have been received in United States dollars. However, some sales in the future may be in other currencies. Any decline in the value of other currencies in which SBS makes sales against the United States dollar will have the effect of decreasing SBS' earnings when stated in United States dollars. SBS does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations, and SBS does not intend to do so in the immediate future.

TRADE POLICIES AND DISPUTES. The political and economic policies and concerns of countries in which SBS makes or could make sales could result in the adoption of new trade policies in those countries or the United States or lead to trade disputes between those countries and the United States. These could limit, reduce, eliminate or disrupt SBS' sales outside the United States, which might adversely affect SBS' total revenues and business prospects outside the United States.

POTENTIAL DILUTIVE EFFECT OF OUTSTANDING WARRANTS AND OPTIONS AND REGISTRATION RIGHTS. SBS, in connection with its acquisition of GreenSpring in August 1995, issued warrants to purchase 400,000 shares of Common Stock at an exercise price of $4.50 per share (the "GreenSpring Warrants"). SBS also registered the Common Stock underlying the GreenSpring Warrants for sale under the Securities Act of 1933 (the "Securities Act"). In April 1996, SBS registered under the Securities Act options for 133,333 shares held by SBS' Chairman of the Board and Chief Executive Officer, Mr. Amenson. As of June 30, 1998, 140,236 of the GreenSpring Warrants remained, all of which were exercisable. The holders of the GreenSpring Warrants also possess until August 2000 the right to sell shares of Common Stock underlying the GreenSpring Warrants alongside SBS should SBS file a registration statement during this period.

As of June 30, 1998, SBS had 463,933 options and warrants outstanding which could be exercised and 944,267 options which were not yet eligible for exercise.

LIMITED PUBLIC FLOAT; TRADING; VOLATILITY OF STOCK PRICE. SBS' Common Stock is traded on the Nasdaq National Market. While a public market currently exists for SBS' Common Stock and the number of shares in the public float as of June 30, 1998 was 5,328,512, trading volume in the four weeks ended June 30, 1998 averaged 25,587 shares traded per day. Thus, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the Nasdaq National Market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of SBS. SBS believes factors such as quarterly fluctuations in financial results, announcements of new technologies impacting SBS' products, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the Common Stock.

ABSENCE OF DIVIDENDS. Since its inception, SBS has not paid cash dividends on its Common Stock. SBS intends to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 2.  FACILITIES

The Company leases office and manufacturing space in Albuquerque, New Mexico, Carlsbad, California, Menlo Park, California, Vista, California, Encinitas, California, Raleigh, North Carolina, St. Paul, Minnesota and Angsburg and Mindelheim, Germany. The Company's standard practice is to obtain all of its facilities through operating leases. The Company maintains an insurance plan covering all its facilities and contents.

The Albuquerque, New Mexico leased facility consists of 31,482 square feet located in a multi-floor office building which includes adequate assembly and test space for the Company's avionics interface product line, as well as serving as the Company's corporate headquarters. Management believes that this facility is capable of handling projected increases in production for the foreseeable future, as the current capacity utilization of the available productive floor space is approximately 50%. The lease term for the Albuquerque, New Mexico facility runs through June 30, 2000, with an option to extend the term for an additional five years.

The Company's general purpose I/O business is located in Menlo Park, California. The 16,394 square foot facility, which is leased for a four year term expiring May 31, 2000, is a one story multi-tenanted building in a business park which consists of 6,000 square feet of office space and 10,394 square feet of assembly and test areas. Management believes that the facility will be sufficient to serve the general purpose I/O business needs through the term of the lease.

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

The Company's interconnect business relocated during fiscal 1998 from Minneapolis, Minnesota to a 39,597 square foot leased facility, located in a business park, in St. Paul, Minnesota. This facility, consisting of 14,813 square feet of office space and 24,784 square feet of production and warehouse space, has been leased for a term of five years expiring on November 30, 2002. In addition, the Company has an option to extend the term of the lease for one consecutive period of twenty-four to thirty-six months. Management believes that this facility will be sufficient to serve needs of the interconnect business through the term of the lease.

The Company leases, in Carlsbad, California, a one story 12,000 square foot building, located in a business park, consisting of approximately 6,000 square feet of office space and 6,000 square feet of assembly and test areas for the Company's telemetry products and development of the Company's data acquisition software. The lease term for the Carlsbad, California location runs through July 2000. In addition, the Company's industrial computer and enclosure business is located in a leased facility in Vista, California consisting of approximately 10,661 square feet as part of a multi-tenant industrial building. This lease expires on December 31, 1998. Management is currently finalizing a seven year lease for a 75,160 square foot one story facility located in a business park in Carlsbad, California and will relocate the Company's telemetry, data acquisition software development, and industrial computer and enclosure operations, as well as the Company's recent acquisition, VI, currently located in Encinitas, California (see "Management Discussion and Analysis: Subsequent Events"), to this facility. Management estimates that the relocation of these activities will be completed by January 1999 and will not be disruptive to their operations. Management believes that this facility will sufficiently serve the needs of these operations through the term of the lease.

The Company leases, in Angsburg, Germany (see "Management's Discussion and
Analysis: Subsequent Events"), four floors, of a six floor building, consisting of approximately 20,000 square feet of office and assembly and test areas for its or operations. The lease has a term of ten years expiring December 31, 2005 with an option to expand to the additional two floors, consisting of 5,000 square feet each, five years from the commencement of the lease. Management believes that the facility is sufficient to serve the needs of the or operations through the term of the lease. In addition, the Company leases approximately 5,000 square feet of manufacturing space in a multi-use facility, in Mindelheim, Germany, for its other operations. The lease had a five-year term that commenced May 1, 1992 with an option to extend in one-year increments open three months written notice. Management believes that the facility is sufficient to serve the needs of others for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company was named as a defendant in Virtual Systems Group, Inc. (VSG) v. SBS Technologies, Inc., filed on June 19, 1996 in the Second Judicial District Court, County of Bernalillo, State of New Mexico. The plaintiff, a company engaged by SBS to market its Judgmental Use of Force Trainers (the Company sold this business in June 1997), claimed that the Company failed to fulfill all its obligations under an Agreement between the Company and VSG whereby VSG would market the Company's Judgmental Use of Force Trainers. The Company settled this lawsuit in March 1998 for $40,000.

The Company is subject to various claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of closing price of the Company's common stock as reported on the NASDAQ National Market System for each full fiscal quarter within the last two fiscal years:


                                             High                 Low
                                             ----                 ---
         First Quarter 1997           $    19.750         $    10.625
         Second Quarter 1997               39.000              19.000
         Third Quarter 1997                35.000              15.250
         Fourth Quarter 1997               24.875              10.875
         First Quarter 1998                26.250              20.125
         Second Quarter 1998               31.375              22.125
         Third Quarter 1998                29.250              23.000
         Fourth Quarter 1998               33.375              26.500


The Company's common stock is traded over the counter on the NASDAQ National Market System using the symbol SBSE.

Based on the Company's survey of brokerage houses, management believes that as of September 1, 1998, the number of common stockholders of record was approximately 250, at which date the closing market value of the Company's common stock was $22.50 per share.

The Company has not paid any cash dividends on its common stock. Management's current policy is to retain earnings for use in the Company's operations and for expansion of the Company's business. No dividend payments are expected to be paid in the future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended June 30, 1994 through June 30, 1998 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere herein.


                                                                                    Year ended June 30
----------------------------------------------------------------------------------------------------------------------------------

                                                        1998             1997              1996            1995            1994
                                                        ----             ----              ----            ----            ----
  Sales - continuing operations                     $  74,213,901       52,814,568      31,331,793      16,217,648      10,196,568
  Net income - continuing operations                $  10,090,188          461,685       3,580,907       1,844,876         870,750
  Net income per common share                       $        1.81             0.10            1.19            0.66            0.30
  Net income per common share - assuming dilution   $        1.64             0.09            0.97            0.65            0.30
  Total assets                                      $  74,315,187       61,165,014      20,443,672      19,904,922      13,476,737
  Long-term debt, excluding current installments    $          --        2,816,251       5,188,320       5,341,649         273,573
  Total liabilities                                 $  10,051,200       10,838,326      10,392,752      14,855,674       7,611,400
  Total stockholders' equity                        $  64,263,987       50,326,688      10,050,920       5,049,248       5,865,337
----------------------------------------------------------------------------------------------------------------------------------


Note: The Company has not declared any dividends during the periods presented.
      No future dividend payments are expected.

      On November 24, 1997, the Company completed the purchase of Micro
      Alliance.

      On November 18, 1996, the Company completed the purchase of Bit 3. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million in-process R&D charge in the second quarter of fiscal 1997.

      For fiscal 1997, net income excluding the $11.0 million in-process R&D charge would have been $7,061,685 (net of income taxes). Net income per common share excluding the $11.0 million in-process R&D charge would have been $1.56 and net income per common share - assuming dilution would have been $1.34.

      On August 19, 1996, the Company completed a pooling of interests transaction with SBS Embedded, the results of which are included in fiscal 1997 on a prospective basis.

      On April 28, 1995 the Company completed the purchase of GreenSpring.

      On April 26, 1995 the Company sold its flight simulation business to Camber Corporation, which was reported as discontinued operations in the consolidated financial statements.

      The Selected Financial Data for the statements of operations data are for continuing operations only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS AND OTHER RISK FACTORS (SEE "ITEM 1. RISK FACTORS").

OVERVIEW

The Company is a leading designer and manufacturer of open-architecture, standard bus embedded computer components that system designers can easily utilize to create a custom solution specific to the user's unique application. The Company's product lines include CPU boards ("CPU"), general purpose input/output ("I/O") modules, avionics interface modules and analyzers, interconnection and expansion units, telemetry boards, data acquisition software and industrial computer systems and enclosures. In 1992, the Company added a second embedded computer product line with the acquisition of Berg, a developer of telemetry interface circuit boards. In 1995, the Company added a third embedded computer product line with the acquisition of GreenSpring. GreenSpring is engaged in the design, development and manufacture of general purpose I/O products. In recent years, the Company has discontinued certain of its operations. From its inception in 1986 until 1995, the Company provided flight simulators for a variety of military aircraft to U.S. and foreign entities. In April 1995, following a decline in the defense industry, the Company divested this business and recorded a related charge of $2.3 million. Additionally, from 1987 through the first half of fiscal 1996, the Company provided engineering services that generated minimal revenue and profit. The Company subsequently exited this business. The Company marketed a Judgmental Use of Force Training System, used to train police and military personnel in the appropriate situational use of force, from 1993 through fiscal year 1997, when the Company sold this business as discussed in "Sale of Judgmental Use of Force Business" below. Since 1995, the Company has focused its efforts and investments in the embedded computer marketplace, expanding its product offerings and marketing with the acquisition of five embedded computer companies as discussed in "Recent Acquisitions," "Public Stock Offering," and "Subsequent Events" below.

RECENT ACQUISITIONS

On November 24, 1997, the Company completed the purchase of Micro Alliance, a privately held San Diego county-based manufacturer of industrial computer systems and enclosures. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM applications. Under the terms of the purchase agreement dated November 24, 1997 (the "Agreement") among the Company, Micro Alliance, a California corporation, and Jeffrey Huston, Edward Larson, and Sherrin W. Larson (together "Shareholders"), the Company acquired all of the outstanding capital stock of Micro Alliance for a total purchase price of $5.8 million. Of this total purchase price, $250,000 in cash was placed in a joint escrow account until the earlier of resolution of certain tax issues or the end of any applicable statute of limitations. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997. As a result of the acquisition, the Company recorded $4.5 million of goodwill, which is being amortized over a ten-year period.

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

On November 18, 1996, the Company completed the purchase of Bit 3. Bit 3 is a St. Paul-based manufacturer of computer networking and interconnection hardware for many of the most widely used computer architecture standards in the standard bus embedded computer market. Under the terms of the purchase agreement dated October 8, 1996 (the "Acquisition Agreement") among the Company and the two shareholders of Bit 3 (the "Sellers"), the Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million paid or to be paid from the proceeds from the public stock offering (see "Public Stock Offering") and cash flow from the Company's operations. Of this total purchase price, $20.0 million was paid to the Sellers in cash upon closing of the offering. Of the balance of $4.0 million, $1.0 million was paid to the Sellers on July 1, 1997 and $3.0 million was paid to the Sellers on July 1, 1998, pursuant to secured promissory notes according to the terms of the Acquisition Agreement. The financial results of Bit 3 have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition of Bit 3, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definition of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. In addition, as a result of the acquisition, the Company recorded $10.0 million of goodwill which is being amortized over a ten year period.

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Bit 3 and Micro Alliance had occurred at July 1, 1996.


                                                        June 30          June 30
(in thousands except per share amounts)                   1998             1997
                                                          ----             ----
Sales                                                  $  76,437          64,476
Net income                                                10,014           1,862
Net income per common share                                 1.79            0.41
                                                            ----            ----
                                                            ----            ----
Net income per common share - assuming  dilution            1.62            0.35
                                                            ----            ----
                                                            ----            ----

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

On August 19, 1996, the Company completed a pooling of interests transaction with SBS Embedded based in Raleigh, North Carolina. SBS Embedded manufactures Intel processor-based CPU boards for the standard bus embedded computer market. The financial results of SBS Embedded are not included in the Company's Consolidated Financial Statements for the periods prior to July 1, 1996, as historical results did not have a material effect on combined consolidated results of operations. For its fiscal year ended March 31, 1996, SBS Embedded recorded sales of approximately $4.0 million and income from continuing operations of approximately $103,000.

PUBLIC STOCK OFFERING

On November 18, 1996, the Company consummated a fully underwritten public offering of 1,500,000 shares of the Company's common stock at a price of $25.625 per share. In addition, certain selling shareholders sold an additional 300,000 shares in the offering. The proceeds of the sale of the 300,000 additional shares did not benefit the Company; however, the Company did receive the exercise price of $4.80 per share from the exercise of warrants covering 100,000 of the shares. The offering was managed by an underwriting group led by Cowen & Co. and SoundView Financial Group, Inc. The net proceeds to the Company from the public

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

stock offering were used to fund the acquisition of Bit 3 (see "Recent Acquisitions" above), to repay long-term debt, and the balance has been used for general working capital requirements and acquisitions.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of sales:


                                                                       Year ended June 30
                                                         ----------------------------------------------
                                                                1998            1997           1996
                                                         ------------     -----------     ----------
Sales                                                          100.0%          100.0%         100.0%
Cost of Sales                                                   42.8            47.2           46.3
                                                         ------------     -----------     ----------
   Gross Profit                                                 57.2            52.8           53.7
Selling, general and administrative  expense                    22.8            19.4           20.1
Research and development expense                                10.8             8.4            9.1
Acquired in-process research and development charge               --            20.8             --
Amortization of intangible assets                                2.6             2.8            2.8
                                                         ------------     -----------     ----------
   Operating income                                             21.0             1.4           21.7
Interest income (expense) (net)                                  1.3             0.1           (2.7)
                                                         ------------     -----------     ----------
   Income before income taxes                                   22.3             1.5           19.0
Income taxes                                                     8.7             0.6            7.6
                                                         ------------     -----------     ----------
Net income                                                      13.6%            0.9%          11.4%
                                                         ------------     -----------     ----------
                                                         ------------     -----------     ----------


YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

SALES. In fiscal 1998, sales increased 40.5%, or $21.4 million, from $52.8 million in fiscal 1997 to $74.2 million. Of this 40.5% increase, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 9.1%; sales contributed by Bit 3, which was acquired on November 18, 1996, comprised 14.7%; and 19.8% of this increase was attributable to the Company's other product lines, offset by 3.1% due to the sale of the Company's Judgmental Use of Force business on June 26, 1997. Throughout fiscal 1998, prices for the Company's products remained firm, and unit shipments increased across all product lines. Historically, less than 5% of the Company's sales were direct sales to Asian-based customers. The Company experienced minimal direct effect (less than 2% of sales) on its operations due to the current Asian currency and economic crisis. Management believes that any future direct effect on the Company from the Asian currency and economic crisis will remain minimal; however, it is difficult for the Company to predict any indirect effect derived from sales to U.S. based customers whose products are sold into Asia. Sales of the Company's products are recorded at the time of shipment.

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

GROSS PROFIT. In fiscal 1998, gross profit increased 52.0%, or $14.5 million, from $27.9 million in fiscal 1997, to $42.4 million. In fiscal 1998, gross margin increased to 57.2% of sales from 52.8% in fiscal 1997. This increase was primarily due to the acquisition of Micro Alliance and Bit 3, increased sales volume over fixed costs, material cost improvements, and a reduction in commissionable sales due to the movement from an independent representative sales force to a direct sales force, and the sale of the Company's low margin Judgmental Use of Force business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In fiscal 1998, selling, general and administrative expense increased 65.7%, or $6.7 million from $10.2 million in fiscal 1997, to $16.9 million resulting from the added expenditures due to the acquisitions of Bit 3 and Micro Alliance, and additional salaried sales personnel as the Company transitioned from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. For the same reasons, selling, general and administrative expense increased as a percentage of sales from 19.4% in fiscal 1997 to 22.8% in fiscal 1998.

RESEARCH AND DEVELOPMENT EXPENSE. In fiscal 1998, research and development expense increased by 81.8%, or $3.6 million, from $4.4 million in fiscal 1997, to $8.0 million. The increase resulted primarily from the added expenditures due to the acquisition of Bit 3 as well as increased investment in new products in the Company's other product areas. For the same reasons, research and development expense increased as a percentage of sales from 8.4% in fiscal 1997, to 10.8% in fiscal 1998.

AMORTIZATION OF INTANGIBLE ASSETS. In fiscal 1998, amortization of intangible assets increased 26.7%, or $400,000 from $1.5 million in fiscal 1997, to $1.9 million as a result of goodwill amortization associated with the acquisitions of Bit 3 and Micro Alliance.

INTEREST INCOME, NET OF INTEREST EXPENSE. In fiscal 1998, interest income, net of interest expense, was $933,000 compared to $14,000 in fiscal 1997. This change is attributable to the elimination of all bank debt effective November 22, 1996, by application of some of the proceeds of the public stock offering, and earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering, offset by imputed interest of $184,000 on notes payable to the former owners of Bit 3.

INCOME TAXES. For fiscal 1998 and fiscal 1997 income taxes represent effective income tax rates of 39.0% and 40.0%, respectively. The decrease in the effective rate is due to tax planning strategies implemented by the Company in fiscal 1998, including a research and experimental tax credit.

EARNINGS PER SHARE. For fiscal 1998, net income per common share was $1.81 compared to $0.10 for fiscal 1997. Net income per common share - assuming dilution was $1.64 for fiscal 1998 compared to $0.09 for fiscal 1997. This change is primarily due to the $11.0 million charge to earnings associated with the acquisition of Bit 3 in November 1996, offset by additional shares outstanding. For fiscal 1997, net income per common share-assuming dilution, excluding the charge to earnings, net of income taxes, would have been $1.34.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

SALES. In fiscal 1997, sales increased 68.7%, or $21.5 million, from $31.3 million in fiscal 1996 to $52.8 million. Sales contributed by SBS Embedded, which was acquired effective August 9, 1996 and pooled effective July 1, 1996, and sales contributed by Bit 3, which was acquired on November 18, 1996, comprised 48.2% of this increase and 20.5% of this increase was attributable to the Company's other product lines. The increases in sales for 1997 resulted from increased sales of existing products, introduction of new products, and sales of new and existing products to new customers in all of the Company's product lines. Throughout fiscal 1997, prices for the Company's products remained firm.

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

GROSS PROFIT. In fiscal 1997, gross profit increased 66.1%, or $11.1 million, from $16.8 million in fiscal 1996, to $27.9 million, as a result of increased sales volume. In fiscal 1997, gross margin decreased to 52.8% of sales from 53.7% in fiscal 1996, as a result of sales mix. In fiscal 1997, although gross margins of each of the Company's product lines remained relatively constant with fiscal 1996, total sales were comprised of a higher percentage of commercial products (i.e., general purpose I/O, CPU, and interconnect products), which generally yield lower gross margins than the Company's avionics and telemetry products. Reductions in component material costs in each of the Company's product lines partially offset the effect on gross margin of this shift in sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In fiscal 1997, selling, general and administrative expense increased 61.9%, or $3.9 million from $6.3 million in fiscal 1996, to $10.2 million, largely because of the increased staffing resulting from the SBS Embedded and Bit 3 acquisitions and subsequent augmentation of those staffs in an effort to increase productivity and efficiency, as well as additional staffing and promotional costs related to the Company's avionics, telemetry, and I/O product lines. However, selling, general and administrative expense decreased as a percentage of sales from 20.1% in fiscal 1996 to 19.4% in fiscal 1997 as the increase in sales more than offset the increase in expense.

RESEARCH AND DEVELOPMENT EXPENSE. In fiscal 1997, research and development expense increased by 57.1%, or $1.6 million, from $2.8 million in fiscal 1996, to $4.4 million. The increase resulted primarily from the added expenditures resulting from the SBS Embedded and Bit 3 acquisitions, as well as additional staffing required for new product development in the avionics, telemetry, and I/O product lines. However, research and development expense decreased as a percentage of sales from 9.1% in fiscal 1996, to 8.4% in fiscal 1997, as a result of sales increasing at a faster rate than the expense.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. In conjunction with the acquisition of Bit 3 completed on November 18, 1996, the Company recorded an $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that did not meet the accounting definition of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

AMORTIZATION OF INTANGIBLE ASSETS. In fiscal 1997, amortization of intangible assets increased 70.1%, or $620,000, from $884,000 in fiscal 1996, to $1.5 million as a result of goodwill amortization associated with the acquisition of Bit 3.

INTEREST INCOME, NET OF INTEREST EXPENSE. In fiscal 1997, interest income, net of interest expense, was $14,000 compared to interest expense, net of interest income, of $830,000 in fiscal 1996. This change is attributable to the reduction of debt incurred primarily to finance the acquisition of GreenSpring in April 1995, the elimination of all bank debt effective November 22, 1996, by application of some of the proceeds of the public stock offering, and earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering, offset by imputed interest of $144,000 on notes payable to the former owners of Bit 3.

INCOME TAXES. For fiscal 1997 and fiscal 1996 income taxes represent an effective income tax rate of 40.0%.

EARNINGS PER SHARE. For fiscal 1997, net income per common share was $0.10 compared to $1.19 for fiscal 1996. Net income per common share - assuming dilution was $0.09 for fiscal 1997 compared to $0.97 for fiscal 1996. This reduction is due to the $11.0 million charge to earnings associated with the acquisition of Bit 3 in November 1996 and due to more shares outstanding. For fiscal 1997, net income per common share - assuming dilution excluding the charge to earnings, net of income taxes, would have been $1.34.

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $22.9 million at June 30, 1998, an increase of $1.2 million from June 30, 1997. This increase is a result of cash flow provided by operations of $8.7 million and $2.0 million received from the exercise of stock options and warrants, reduced by $5.6 million for the purchase of Micro Alliance, net of cash received, $3.0 million for the purchase of property and equipment, and $1.0 million for the payments to the former owners of Bit 3, in conjunction with the acquisition. The Company's growth during the fiscal year caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. The exercise of stock options related to the Company's stock option plans reduced the Company's tax liability.

In fiscal years ended June 30, 1997 and June 30, 1996, the Company generated $10.2 million and $3.4 million, respectively, of positive cash flow from operating activities. In fiscal 1997, the positive cash flow from operating activities combined with the net proceeds from the sale of common stock (see "Public Stock Offering") provided the Company sufficient funds to acquire Bit 3 in November 1996 and to pay down all existing debt. In fiscal 1996, the positive cash flow from operating activities was partially used to pay down bank debt, to purchase equipment and to acquire the IndustryPack-Registered Trademark- compatible product line from Wavetron Microsystems, Inc. in January 1996.

On April 26, 1996 and November 15, 1996, the Company amended its bank financing agreement with NationsBank, N.A. originally entered into in April 1995, to provide the Company with a $6.8 million term loan and a $2.5 million revolving line of credit. The term loan was completely paid down from the proceeds of the public stock offering. The revolving line of credit matured on October 30, 1997, and was not renewed. For the entire year ended June 30, 1998, there were no borrowings drawn on the revolving line of credit. The Company is currently negotiating a $15.0 million credit facility with NationsBank, N.A. Management believes that financial resources, including its internally generated funds, debt capacity, and the remaining net proceeds from the public offering, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the three most recent fiscal years, there has been no significant impact from inflation or changing prices on the Company's sales or income from continuing operations.

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE. The Y2K issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

YEAR 2000 TASK FORCE. The Company assembled, in April 1998, an internal task force, chaired by the CEO and comprised of senior managers throughout the Company, to review its products, business and engineering applications and suppliers and develop contingency plans for Y2K readiness to be completed by the end of calendar 1999. The goal of the task force is to minimize the effect that Y2K issues will have on the Company and its customers. The CEO of the Company updates the Board of Directors on its Y2K readiness at each scheduled Board Meeting.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. The task force is currently reviewing all internal business and engineering computer systems to ensure that such systems either will be Y2K ready, or will be modified or replaced by Y2K ready systems. The Company has already been assured that its business information system, installed in 1998 and utilized at most of its locations, is Y2K ready as long as the Company adheres to the supplier's Y2K readiness guidelines. The Company plans to simulate and test, in a Y2K environment, its business information systems to verify its Y2K readiness by the middle of calendar 1999. All other internal engineering development applications and systems are planned to be modified if necessary, by the middle of calendar 1999.

SUPPLIERS. The major suppliers to the Company are component parts distributors and contract manufacturers. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company is conducting reviews of its key suppliers to ensure Y2K readiness of as many vendors as possible and has initiated communication with all of its key suppliers to determine to what extent the Company may be vulnerable due to their failure to be Y2K ready. This communication, including site visits by Company personnel, will be ongoing throughout calendar 1999. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company. In the instances where the Company is unable to determine that its vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, the Company will consider contingency plans, including moving to currently identified alternate sources, or developing new alternate sources.

PRODUCTS. The Company also has a program to assess the capability of its existing and legacy products to handle the year 2000. In addition, all products under development are also being reviewed to ensure Y2K readiness prior to release. Certain of the Company's computer processor board level products and integrated computer systems utilize computer chips that include built in operating systems ("BIOS") allowing the computer to initialize and load software. For many users, software is provided by sources other than the Company. As with the typical PC computer, the assessment of whether a complete system will operate correctly may depend on the BIOS capability and software. To the extent that older BIOS or software are not Y2K ready, they may need to be upgraded or replaced.

COSTS. The Company expects the cost of its Y2K assessment, including both incremental spending and redeployed resources, will not be material. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of "Y2K readiness" and since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results.

CUSTOMERS. Since the Company has no customer which comprises more than 5% of its sales, the Company believes that the effect of a failure of any single customer to continue to purchase goods and services from the Company due to non-Y2K readiness will not be material to the operations of the Company. As the Company sells its products and services to many hundreds of customers, there can be no assurance that some of

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

the Company's customers will not become Y2K ready, and in the aggregate, have a material effect on the Company's operations.

SUBSEQUENT EVENTS

On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Holdings GmbH, a 50.1% interest in or. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Holdings GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary SBS Embedded Computers, Inc. based in Raleigh, NC, 100% of the shares of OR Computers, Inc, based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements which means that the Company may acquire the remaining shares of both companies on February 28, 1999. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and common stock at closing. The purchase price for the remaining interest in the two companies based in Germany is DM 17.2 million, approximately $9.5 million based on the exchange rate at June 26, 1998. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. It is expected that a portion of the purchase price will be allocated to in-process research and development which, under generally accepted accounting principles, will be expensed by the Company in the quarter ending September 30, 1998. Goodwill will be amortized over 10 years. For the year ended December 31, 1997, combined sales and net income of OR, ORTEC, and OR Computers, Inc. were approximately $12.1 million and $1.8 million, respectively. In fiscal 1999, the Company plans to change the name of OR to SBS OR Industrial Computers GmbH; OR Computers, Inc. will operate as a wholly-owned subsidiary of SBS Embedded Computers, Inc. for the foreseeable future.

On August 12, 1998, the Company completed the acquisition of VI for $5.0 million, subject to adjustment upon finalizing the closing balance sheet. Based in Encinitas, California, VI designs, manufactures and markets CPU boards based on the Motorola PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. The acquisition will be accounted for under the purchase method, which means that the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. Goodwill will be amortized over 10 years. For the year ended December 31, 1997, VoI had sales of approximately $5.6 million and net income of approximately $480,000.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures About Segments Of An Enterprise And Related Information." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in fiscal 1999, having identified its reportable segments as the Computer Group and the Aerospace Group.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, to supersede SOP 91-1, the previously released SOP on this topic. SOP 97-2 provides additional guidance on when revenue should be recognized, and in what amounts, for licensing, selling, leasing, or otherwise marketing computer software. The provisions of SOP 97-2 are effective for transactions entered into in fiscal years beginning after December 15, 1997. Adoption of SOP 97-2 is not expected to have a material adverse impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's liquid investment is cash invested either in money market accounts or in overnight repurchase agreements. The Company's long-term debt as of June 30, 1998 and 1997 was at a fixed interest rate maturing within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

In conjunction with the acquisitions of OR and ORTEC in July 1998, the Company entered into an option agreement to acquire the remaining interests in OR and ORTEC for DM 17.2 million (see "Management's Discussion and
Analysis: Subsequent Events"). Accordingly, the Company is subject to potentially adverse movements in the foreign currency exchange rates. As of September 1998, the Company has not entered into any foreign exchange forward contracts to reduce its exposure to changes in the foreign currency exchange rate on the purchase option.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
SBS Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.

                                       /S/ KPMG Peat Marwick LLP



Albuquerque, New Mexico
August 4, 1998

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                              ASSETS                                   June 30, 1998          June 30, 1997
                                                                    -------------------    -------------------
Current assets:
     Cash and cash equivalents                                      $     22,874,754                21,661,671
     Receivables, net (note 5)                                            13,118,717                 9,244,269
     Inventories                                                          10,661,211                 7,705,470
     Deferred income taxes (note 8)                                        1,600,000                 1,327,000
     Prepaid expenses                                                        288,350                   232,283
     Other current assets                                                    335,694                   128,560
                                                                      ---------------           ---------------
          Total current assets                                            48,878,726                40,299,253
                                                                      ---------------           ---------------

Property and equipment, at cost                                            6,776,965                 4,729,259
     Less accumulated depreciation                                         2,316,689                 2,247,408
                                                                      ---------------           ---------------
          Net property and equipment                                       4,460,276                 2,481,851
                                                                      ---------------           ---------------

Intangible assets, net                                                    16,694,154                14,099,254

Deferred income taxes (note 8)                                             4,230,000                 4,253,000

Other assets                                                                  52,031                    31,656
                                                                      ---------------           ---------------

          Total assets                                                $   74,315,187                61,165,014
                                                                      ---------------           ---------------
                                                                      ---------------           ---------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                           $    3,000,000                 1,013,316
     Accounts payable                                                      2,062,373                 1,541,846
     Accrued representative commissions                                      236,228                   449,699
     Accrued salaries                                                      1,996,431                 1,868,623
     Accrued compensated absences                                            743,944                   560,061
     Income taxes (note 8)                                                   901,909                 1,095,162
     Other current liabilities (note 3)                                    1,110,315                 1,493,368
                                                                      ---------------           ---------------
          Total current liabilities                                       10,051,200                 8,022,075

Long-term liabilities:
     Long-term debt, excluding current installments                                -                 2,816,251
                                                                      ---------------           ---------------
          Total long-term liabilities                                              -                 2,816,251
                                                                      ---------------           ---------------

          Total liabilities                                               10,051,200                10,838,326
                                                                      ---------------           ---------------

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized,
        5,678,200 issued and outstanding at June 30, 1998
        5,405,378 issued and outstanding at June 30, 1997                 47,778,033                   43,889,754
     Common stock warrants (note 10)                                          70,118                      111,286
     Retained earnings                                                    16,415,836                    6,325,648
                                                                      ---------------             ----------------
          Total stockholders' equity                                      64,263,987                   50,326,688
                                                                      ---------------             ----------------

          Total liabilities and stockholders' equity                  $   74,315,187                   61,165,014
                                                                      ---------------             ----------------
                                                                      ---------------             ----------------


          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                                                         Year Ended June 30
                                                     ----------------------------------------------------------
                                                           1998                1997                1996
                                                     ----------------    ----------------    ----------------
Sales                                                $    74,213,901          52,814,568          31,331,793

Cost of sales                                             31,793,078          24,910,271          14,510,106
                                                     ----------------    ----------------    ----------------
         Gross Profit                                     42,420,823          27,904,297          16,821,687

Selling, general and administrative expense               16,891,907          10,223,374           6,292,954

Research and development expense                           7,983,570           4,422,152           2,846,300

Acquired in-process research and
     development charge                                            -          11,000,000                   -

Amortization of intangible assets                          1,937,353           1,504,524             884,438
                                                     ----------------    ----------------    ----------------
         Operating income                                 15,607,993             754,247           6,797,995
                                                     ----------------    ----------------    ----------------

Interest income                                            1,120,871             523,115               9,210

Interest expense                                            (187,676)           (508,677)           (839,028)
                                                     ----------------    ----------------    ----------------
                                                             933,195              14,438            (829,818)
                                                     ----------------    ----------------    ----------------

Income before income taxes                                16,541,188             768,685           5,968,177

Income taxes (note 8)                                      6,451,000             307,000           2,387,270
                                                     ----------------    ----------------    ----------------

Net income                                           $    10,090,188             461,685           3,580,907
                                                     ----------------    ----------------    ----------------
                                                     ----------------    ----------------    ----------------

Net income per common share                          $          1.81                0.10                1.19
                                                     ----------------    ----------------    ----------------
                                                     ----------------    ----------------    ----------------

Net income per common share -
     assuming dilution                               $          1.64                0.09                0.97
                                                     ----------------    ----------------    ----------------
                                                     ----------------    ----------------    ----------------






        See accompanying notes to consolidated financial statements

                 SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------



                                                   Common                                                     Total
                                                   stock                 Common                              stock-
                                         --------------------------      stock            Retained          holders'
                                           Shares         Amount        warrants          earnings           equity
                                         ----------    ------------    ----------    -------------      -------------
Balance at June 30, 1995                  2,893,654    $  3,375,021    $   75,000    $   1,599,227      $   5,049,248

Exercise of stock options and warrants      284,479       1,315,765       (20,000)               -          1,295,765
Warrants issued for business
        acquisition (note 10)                     -               -       125,000                -            125,000
Net income                                        -               -             -        3,580,907          3,580,907
                                         ----------    ------------    ----------    -------------      -------------

Balance at June 30, 1996                  3,178,133       4,690,786       180,000        5,180,134         10,050,920

Exercise of stock options and warrants      527,245       1,960,780       (68,714)               -          1,892,066
Income tax benefit from stock
        options exercised                         -       1,645,740             -                -          1,645,740
Acquisition of
        SBS Embedded (note 2)               200,000          68,000             -          683,829            751,829
Common stock issued in
        public offering                   1,500,000      35,524,448             -                -         35,524,448
Net income                                        -               -             -          461,685            461,685
                                         ----------    ------------    ----------    -------------      -------------

Balance at June 30, 1997                  5,405,378      43,889,754       111,286        6,325,648         50,326,688

Exercise of stock options
        and warrants                        272,822       2,032,675       (41,168)               -          1,991,507
Income tax benefit from stock
        options exercised                         -       1,855,604             -                -          1,855,604
Net income                                        -               -             -       10,090,188         10,090,188
                                         ----------    ------------    ----------    -------------      -------------

Balance at June 30, 1998                  5,678,200    $ 47,778,033    $   70,118    $  16,415,836      $  64,263,987
                                         ----------    ------------    ----------    -------------      -------------
                                         ----------    ------------    ----------    -------------      -------------

           See accompanying notes to consolidated financial statements

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------


                                                                                 Year Ended June 30,
                                                                   ---------------------------------------------
                                                                       1998            1997             1996
                                                                       ----            ----             ----
Cash flows from operating activities:

     Net income                                                    $ 10,090,188         461,685        3,580,907
                                                                   ------------     -----------      -----------

     Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation                                               960,943         705,160          316,494
             Amortization of intangible assets                        1,937,353       1,504,524          884,438
             Bad debt expense                                           136,078         223,004           56,933
             Deferred income taxes                                     (250,000)     (5,141,037)         (13,000)
             (Gain) loss on disposition of assets                         7,802        (189,579)          44,218
             Imputed interest                                           183,749         144,072              -
             Acquired in-process research and development charge            -        11,000,000              -
             Changes in assets and liabilities:
                 Receivables                                         (3,066,609)       (888,824)         673,406
                 Inventories                                         (2,480,430)       (541,340)      (1,192,938)
                 Prepaids and other assets                             (262,465)        260,367          144,862
                 Accounts payable                                       343,790        (143,036)        (635,049)
                 Accrued representative commissions                    (253,711)         79,181           27,810
                 Accrued salaries                                        53,870         683,403          562,603
                 Accrued compensated absences                           173,912          65,584           58,270
                 Income taxes                                          (247,290)        873,333         (127,532)
                 Other current liabilities                             (460,937)       (555,158)        (943,359)
                                                                   ------------     -----------      -----------
                     Net adjustments                                 (3,223,945)      8,079,654         (142,844)
                                                                   ------------     -----------      -----------

                     Net cash provided by operating activities        6,866,243       8,541,339        3,438,063
                                                                   ------------     -----------      -----------

Cash flows from investing activities:
     Cash received from sale of assets                                   54,200             -                -
     Business acquisitions, net of cash acquired (note 2)            (5,565,603)    (20,511,319)        (317,746)
     Acquisition of property and equipment                           (2,975,552)     (1,451,643)        (764,191)
     Proceeds from businesses divested and asset sales (note 3)             -         2,000,000              -
                                                                   ------------     -----------      -----------

                     Net cash used by investing activities           (8,486,955)    (19,962,962)      (1,081,937)
                                                                   ------------     -----------      -----------

                                  (Continued)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-----------------------------------------------------------------------------

                                                                                 Year Ended June 30,
                                                                   ---------------------------------------------
                                                                       1998            1997             1996
                                                                       ----            ----             ----
Cash flows from financing activities:
     Proceeds from notes payable to bank                                    -               -          4,095,000
     Payments on notes payable to bank                                      -               -         (4,717,383)
     Payments on long-term borrowings and capital leases             (1,013,316)     (7,108,990)      (3,332,390)
     Net proceeds from refinancing long-term borrowings                     -               -            549,108
     Proceeds from exercise of stock options and warrants             1,991,507       1,892,066        1,295,765
     Income tax benefit of stock options exercised                    1,855,604       1,645,740              -
     Net proceeds from sale of common stock                                 -        35,524,448              -
                                                                   ------------     -----------      -----------

                     Net cash provided (used) by financing
                         activities                                   2,833,795      31,953,264       (2,109,900)
                                                                   ------------     -----------      -----------

Net increase in cash and cash equivalents                             1,213,083      20,531,641          246,226

Cash and cash equivalents at beginning of period                     21,661,671       1,130,030          883,804
                                                                   ------------     -----------      -----------

Cash and cash equivalents at end of period                         $ 22,874,754      21,661,671        1,130,030
                                                                   ------------     -----------      -----------
                                                                   ------------     -----------      -----------

Supplemental disclosure of cash flow information:

     Interest paid                                                 $      3,916         275,415          875,736
     Income taxes paid                                                5,092,687       2,922,519        2,431,749

     Noncash financing and investing activities:

     Assets acquired through capital leases                        $        -            70,733              -
     Debt issued for acquisition                                            -         3,672,179              -

     Summary of assets, liabilities, and equity acquired through acquisition:

             Cash and cash equivalents                             $    239,021          23,489              -
             Receivables                                                943,917       2,157,225              -
             Inventories                                                475,311       2,412,589              -
             Deferred income tax                                            -            65,963              -
             Prepaid expenses                                            21,111         213,115              -
             Goodwill                                                 4,532,254      10,032,643              -
             Property and equipment                                      25,817       1,065,180              -
             Accumulated depreciation                                       -          (609,322)             -
             Accounts payable                                          (176,737)       (441,134)             -
             Accrued representative commissions                         (40,240)        (17,240)             -
             Accrued salaries                                           (73,938)       (108,099)             -
             Accrued compensated absences                                (9,971)       (154,135)             -
             Debt                                                           -          (404,277)             -
             Income taxes                                               (54,037)          1,552              -
             Other current liabilities                                  (77,884)       (278,733)             -
             Common stock                                                   -           (68,000)             -
             Retained earnings                                     $        -          (683,829)             -
                                                                   ------------     -----------      -----------
                                                                   ------------     -----------      -----------

           See accompanying notes to consolidated financial statements

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          The consolidated financial statements include the accounts of SBS Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          The Company is a leading designer and manufacturer of open-architecture, standard bus embedded computer components that system designers can easily utilize to create a custom solution specific to the user's unique application. The Company's product lines include CPU boards, general purpose input/output modules, avionics interface modules and analyzers, interconnection and expansion units, telemetry boards, data acquisition software and industrial computer systems and enclosures. The Company has operations in New Mexico, Minnesota, North Carolina and California.

     (b)  SALES RECOGNITION

          Sales are recognized when goods are shipped to the customer.

     (c)  CASH AND CASH EQUIVALENTS

          Temporary investments with original maturities of ninety days or less are classified as cash and cash equivalents. Substantially all cash is held at one financial institution.

     (d)  INVENTORIES

          Inventories are valued at standard cost, which approximates weighted average cost, does not exceed market, and consists of the following:


                                                                  June 30
                                                      -----------------------------
                                                           1998             1997
                                                           ----             ----
          Raw materials                               $  4,970,267        3,211,502
          Work in process                                3,709,312        2,953,140
          Finished goods                                 1,981,632        1,540,828
                                                      ------------        ---------

                                                      $ 10,661,211        7,705,470
                                                      ------------        ---------
                                                      ------------        ---------

          (e) PROPERTY AND EQUIPMENT

              Property and equipment consists of the following:

                                                                  June 30
                                                      -----------------------------
                                                           1998             1997
                                                           ----             ----
              Computers                               $  2,358,773        1,862,814
              Software                                   1,526,558          946,608
              Furniture and equipment                    2,891,634        1,919,837
                                                      ------------        ---------

                                                      $  6,776,965        4,729,259
                                                      ------------        ---------
                                                      ------------        ---------

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

          Depreciation of property and equipment is provided over the estimated useful lives (three to twelve years) of the respective assets using straight-line and accelerated methods.

     (f)  INTANGIBLE ASSETS

          Intangible assets are stated at cost and consist of the following:

                                                                  June 30
                                                      -----------------------------
                                                           1998             1997
                                                           ----             ----
              Noncompete covenants                    $   -               1,290,001
              Goodwill                                 20,868,107        16,584,314
                                                      -----------        ----------
                                                       20,868,107        17,874,315
              Less accumulated amortization            (4,173,953)       (3,775,061)
                                                      -----------        ----------

                                                      $16,694,154        14,099,254
                                                      -----------        ----------
                                                      -----------        ----------

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

     (g)  INCOME TAXES

          The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the change.

     (h)  EARNINGS PER SHARE

          Effective with the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, all previously reported earnings per share amounts have been restated to comply with SFAS No. 128. Net income per common share is based on weighted average shares outstanding. Net income per common share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

          A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------



                 YEAR ENDED JUNE 30         ----------------------------------------
                        1998                  Income           Shares      Per-Share
                        ----                (Numerator)    (Denominator)     Amount
                                            ----------------------------------------
         NET INCOME PER COMMON SHARE
           Net Income                       $10,090,188       5,583,429     $ 1.81
                                                                            ------
                                                                            ------
         EFFECT OF DILUTIVE SECURITIES
           Dilutive options and warrants            -           580,012
                                            -----------       ---------
         NET INCOME PER COMMON SHARE
         -ASSUMING DILUTION
           Net Income                       $10,090,188       6,163,441     $ 1.64
                                            -----------       ---------     ------
                                            -----------       ---------     ------

                                            ----------------------------------------
                        1997                  Income           Shares      Per-Share
                        ----                (Numerator)    (Denominator)     Amount
                                            ----------------------------------------
         NET INCOME PER COMMON SHARE
           Net Income                       $   461,685       4,535,746     $ 0.10
                                                                            ------
                                                                            ------
         EFFECT OF DILUTIVE SECURITIES
           Dilutive options and warrants            -           494,916
                                            -----------       ---------     ------
         NET INCOME PER COMMON SHARE
         -ASSUMING DILUTION
           Net Income                       $   461,685       5,030,662     $ 0.09
                                            -----------       ---------     ------
                                            -----------       ---------     ------

                                            ----------------------------------------
                        1996                  Income           Shares      Per-Share
                        ----                (Numerator)    (Denominator)     Amount
                                            ----------------------------------------

         NET INCOME PER COMMON SHARE
           Net Income                       $ 3,580,907       3,017,575     $ 1.19
                                                                            ------
                                                                            ------
         EFFECT OF DILUTIVE SECURITIES
           Dilutive options and warrants            -           676,233
                                            -----------       ---------
         NET INCOME PER COMMON SHARE
         -ASSUMING DILUTION
           Net Income                       $ 3,580,907       3,693,808     $ 0.97
                                            -----------       ---------     ------
                                            -----------       ---------     ------

          For the years ended June 30, 1998, 1997 and 1996, options to purchase 388,267; 279,828 and 210,000 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

     (i)  FINANCIAL INSTRUMENTS

          SFAS 107, "Disclosures about Fair Values of Financial Instruments," requires the fair value of financial instruments be disclosed. The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt, because of their nature, approximate fair value.

     (j)  RECLASSIFICATIONS

          Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

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

     (l)  STOCK OPTION PLANS

          Prior to July 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On July 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

     (m)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

          The Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

     (n)  NEW ACCOUNTING STANDARDS

          In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

          In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures About Segments Of An Enterprise And Related Information." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in fiscal 1999, having identified its reportable segments as the Computer Group and the Aerospace Group.

          In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition, to supersede SOP 91-1, the previously released SOP on this topic. SOP 97-2 provides additional guidance on when revenue should be recognized, and in what amounts, for licensing, selling, leasing, or otherwise marketing computer software. The provisions of SOP 97-2 are effective for transactions entered into in fiscal years beginning after December 15, 1997. Adoption of SOP 97-2 is not expected to have a material adverse impact on the Company's financial statements.

(2)  BUSINESS ACQUISITIONS

     On November 24, 1997, the Company completed the purchase of Micro Alliance, a privately held San Diego county-based manufacturer of industrial computer systems and enclosures. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. The Company acquired all of the outstanding capital stock of Micro Alliance for a total purchase price of $5.8 million. The acquisition was accounted for using the purchase method of accounting and $4.5 million of goodwill is being amortized over 10 years. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997.

     The purchase price was paid as follows:

               Cash                                     $  5,736,368
               Acquisition costs                              68,256
                                                        ------------
                                                        $  5,804,624
                                                        ------------
                                                        ------------

     On November 18, 1996, the Company completed the purchase of Bit 3. Bit 3 is a St. Paul-based developer and manufacturer of high performance bus interconnect hardware and software products. The Company acquired all of the outstanding capital stock of Bit 3 for a total purchase price of $24.0 million. The initial cash payment to the two shareholders of Bit 3 (the "Sellers") of $20.0 million was funded by an offering of SBS common stock. Subsequent cash payments of $1.0 million and $3.0 million were paid to the Sellers on July 1, 1997 and July 1, 1998, respectively. In connection with the acquisition, the Company made an assessment, in conjunction with an independent valuation firm, of purchased technology of Bit 3. The assessment determined that $11.0 million of Bit 3's purchase price represented technology that does not meet the accounting definition of "completed technology," and thus was charged to earnings under generally accepted accounting principles. The acquisition was accounted for using the purchase method of accounting, and accordingly, Bit 3's results of operations have been included in the consolidated financial statements since the date of acquisition. Goodwill is being amortized over 10 years. The purchase price was paid as follows:

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------


          Cash                                               $ 20,000,000
          Notes payable issued                                  4,000,000
          Discount of notes payable                              (327,821)
          Acquisition costs                                       534,808
                                                             ------------

                                                             $ 24,206,987
                                                             ------------
                                                             ------------

     The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Bit 3 and Micro Alliance had occurred at July 1, 1996:

                                                                        June 30              June 30
         (in thousands except per share amounts)                         1998                 1997
                                                                         ----                 ----
         Sales                                                          $76,437              64,476
         Net income                                                      10,014               1,862
         Net income per common share                                       1.79                0.41
                                                                        -------              ------
                                                                        -------              ------
         Net income per common share  -  assuming dilution                 1.62                0.35
                                                                        -------              ------
                                                                        -------              ------

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

     On August 19, 1996, the Company acquired SBS Embedded, a Raleigh, North Carolina-based designer and manufacturer of Intel processor-based CPU boards for the standard bus embedded computer market. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax-free reorganization for federal income tax purposes. Under the terms of the agreement, SBS Embedded shareholders exchanged all outstanding shares of SBS Embedded stock for 200,000 shares of the Company's stock. The financial position and results of operations of the Company and SBS Embedded are combined in fiscal 1997 on a prospective basis. SBS Embedded's historical results do not have a material effect on combined financial position or results of operations.

     On January 10, 1996, the Company's wholly owned subsidiary, GreenSpring, completed an asset purchase of the IndustryPack-compatible product line from Wavetron Microsystems, Inc. The purchase price, including capitalizable expenses, was $236,626. In conjunction with the acquisition, goodwill of $172,559 was recorded and is being amortized over five years. The reported net income and net income per common share for fiscal 1996 would not have been materially different from that reported had the acquisition taken place at the beginning of fiscal 1996.

(3)  SALE OF JUDGMENTAL USE OF FORCE BUSINESS

     On June 26, 1997, the Company sold substantially all of the assets of the Company's Judgmental Use Of Force Business to FATS, Inc., for $2.0 million. This business marketed a Judgmental Use Of Force Training System used to train police and military personnel in appropriate situational use of force. The results of operations of this business were immaterial to the total operating results of the Company. The sale of property, plant, and equipment (net) and inventory were recorded at $139,296 and $409,421, respectively. The Company recorded estimated future costs associated with the sale of $1,262,207 on the date of sale. The balance of $793,677 was included in other current liabilities at June 30, 1997 and no liability existed at June 30, 1998. The Company recognized a gain on the sale of approximately $189,000 in fiscal 1997.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

(4)  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

     In fiscal 1998, 1997 and 1996, no one customer exceeded 10% of the Company's sales. All of the Company's operations were conducted in the United States. International sales are denominated in U.S. dollars. During the years ended June 30, 1998, 1997 and 1996, export sales with minimal attendant risk, all of which were to unaffiliated customers, were approximately $11.6 million, $8.6 million and $5.1 million, respectively. Export sales were made primarily in the following foreign markets:


                                        1998                1997              1996
                                        ----                ----              ----
                                   Sales      %        Sales      %      Sales      %
            Foreign Market        (000's)             (000's)           (000's)
            --------------       --------   -----     -------   -----   -------   -----
          United Kingdom         $  1,400    12.1       1,100    12.8     1,000    19.6
          Germany                   1,100     9.5         800     9.3       800    15.7
          Korea                       700     6.0       1,000    11.6       500     9.8
          France                    1,150     9.9         700     8.1       400     7.8
          Japan                     2,600    22.4       1,300    15.1       400     7.8
          Canada                    1,700    14.7       1,400    16.3       600    11.8
          Belgium                     200     1.7          50     0.6       300     5.9
          All Others                2,750    23.7       2,250    26.2     1,100    21.6
                                 --------   -----     -------   -----   -------   -----

          Total                  $ 11,600   100.0       8,600   100.0     5,100   100.0
                                 --------   -----     -------   -----   -------   -----
                                 --------   -----     -------   -----   -------   -----

          Sales                  $ 74,200    15.6      52,800    16.3    31,300    16.3
                                 --------   -----     -------   -----   -------   -----
                                 --------   -----     -------   -----   -------   -----


(5)  RECEIVABLES

       Receivables, net consisted of the following:

                                                                        June 30
                                                                  --------------------
                                                                  1998            1997
                                                                  ----            ----
        Accounts receivable                                   $ 13,408,656      9,545,264
            Less allowance for doubtful accounts                  (289,939)      (300,995)
                                                              ------------      ---------

                                                              $ 13,118,717      9,244,269
                                                              ------------      ---------
                                                              ------------      ---------

(6)  FINANCING

     The Company's $2,500,000 line of credit matured on October 30, 1997 and was not renewed. No amounts were drawn on this line of credit during the years ended June 30, 1998 and 1997.

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

(7)    LONG-TERM DEBT

       Long-term debt consisted of the following:

                                                                          June 30
                                                                   -----------------------
                                                                      1998         1997
                                                                      ----         ----
Notes payable to former shareholders of Bit 3, including
    imputed interest at 6.46% through June 30, 1998, secured
    by all Company assets, due July 1, 1998                        $ 3,000,000   2,816,251
Notes payable to former shareholders of Bit 3,
    including imputed interest at 6.46% through
    June 30, 1997, secured by all Company assets,
    due July 1, 1997                                                       -     1,000,000
Note payable, non-interest-bearing, payable in monthly
    installments through August 1997                                                13,316
                                                                   -----------  ----------
                                                                     3,000,000   3,829,567
Less current installments                                           (3,000,000) (1,013,316)
                                                                   -----------  ----------

                                                                   $       -     2,816,251
                                                                   -----------  ----------
                                                                   -----------  ----------

(8)    INCOME TAXES

       Income tax expense is comprised of the following:


                                                                        Year ended June 30
                                                                ----------------------------------
                                                                1998           1997           1996
                                                                ----           ----           ----
         Current:
            U.S. Federal                                   $  5,447,200       4,432,000     1,916,770
            State                                             1,253,800       1,082,000       483,500

         Deferred:
            U.S. Federal                                       (202,500)     (4,204,000)      (11,000)
            State                                               (47,500)     (1,003,000)       (2,000)
                                                           ------------      ----------    ----------
         Total income tax expense                          $  6,451,000         307,000     2,387,270
                                                           ------------      ----------    ----------
                                                           ------------      ----------    ----------


     Income tax expense was provided for at an effective rate of 39.0, 40.0 and
     40.0 percent in 1998, 1997 and 1996, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the statutory U.S. Federal tax rate to income before income taxes) as follows:

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------


                                                                  Year ended June 30
                                                          ----------------------------------
                                                          1998           1997           1996
                                                          ----           ----           ----
         Computed "expected" tax expense              $ 5,735,651       261,350       2,029,180
         State income tax, net of federal income
            tax benefit                                   933,631        51,050         319,112
         Goodwill amortization                                -             -            21,508
         Nondeductible merger expenses                        -          62,800             -
         Dividend from foreign sales corporation         (102,000)     (102,000)            -
         Research and experimental tax credit            (250,000)          -               -
         Other                                            133,718        33,800          17,470
                                                      -----------      --------       ---------
                                                      $ 6,451,000       307,000       2,387,270
                                                      -----------      --------       ---------
                                                      -----------      --------       ---------

       The significant components of deferred income tax assets are as follows:

                                                                      Year ended June 30
                                                                     ---------------------
                                                                     1998             1997
                                                                     ----             ----
         Vacation and severance accruals                          $  297,600          179,200
         Inventory capitalization                                    685,200          519,100
         Acquired in-process R&D charge                            3,924,000        4,217,700
         Accrued expenses                                            197,500          277,900
         Amortization                                                497,500          234,900
         Allowance for uncollectible accounts                        100,000          120,400
         Other                                                       128,200           30,800
                                                                  ----------        ---------
                                                                  $5,830,000        5,580,000
                                                                  ----------        ---------
                                                                  ----------        ---------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the Company's historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company's future taxable income will be sufficient to realize the benefit of the deferred tax assets existing at June 30, 1998. Accordingly, management has no allowance for deferred tax assets at June 30, 1998 and 1997.

(9)  LEASES

     The Company leases its main facilities in Albuquerque, New Mexico, Carlsbad, California, Menlo Park, California, Vista, California, St. Paul, Minnesota, and Raleigh, North Carolina, under noncancelable operating leases which expire at various dates through fiscal 2003. The Company also leases various items of equipment under noncancelable operating leases which expire at various dates through fiscal 2003.

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

                                        Buildings          Equipment
      Year ending                        minimum            minimum
        June 30                       lease payments     lease payments        Total
        -------                       --------------     --------------        -----
        1999                            $ 1,281,874           99,359          1,381,233
        2000                              1,244,284           87,356          1,331,640
        2001                                446,682           48,215            494,897
        2002                                386,497           12,444            398,941
        2003                                197,772            7,730            205,502
                                        -----------          -------          ---------
                                        $ 3,557,109          255,104          3,812,213
                                        -----------          -------          ---------
                                        -----------          -------          ---------

     Total rental expense for operating leases for the years ended June 30, 1998, 1997, and 1996 was $1,289,457, $886,965 and $521,885, respectively.

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

          The options are intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code (the "Code"). The Plans generally permit options to be granted (i) only to employees or officers and not to directors as such; (ii) for a period of up to ten years; and (iii) at prices not less than fair market value of the underlying common stock at the date of grant. Under the Code, holders of more than 10 percent of the Company's stock cannot be granted options with a duration of more than five years or exercisable at a price less than 110 percent of the fair market value of the underlying common stock on the date of grant. Options granted under the Plans may be exercised as provided by the administering committee or Board of Directors of the Company. All of these options are exercisable at the quoted market value of the Company's common stock in effect on the respective dates of the grants.

     (b)  1993 DIRECTOR AND OFFICER STOCK OPTION PLAN

          The Company has a 1993 Director and Officer Stock Option Plan whereby a total of 5% of the number of shares outstanding at the first day of each fiscal year plus shares not awarded in prior years and underlying expired or terminated options, of its common stock are reserved for grant of options to all Directors of the Company who are not employees and all Executive Officers of the Company. Directors who are not employees of the Company receive automatic grants on the anniversary date of their service as a Director of the Company. Executive Officers receive grants subject to the discretion of the Board of Directors. All options are granted at a price equal to fair market value of the underlying common stock on the date of grant. The Directors' options become exercisable one year from the date of grant and terminate twelve months from the date the optionee ceases to be a member of the Board of Directors or in five years, whichever occurs first.

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

     (c)  1996 EMPLOYEE STOCK PURCHASE PLAN

          The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 and was subsequently approved at the November 1996 Annual Shareholders' Meeting. The plan provides for the grant of options to eligible employees on January 21, 1996, 1997 and 1998. Individual grants are issued for a percentage of the employee's annual base salary, (as determined each year by the Board of Directors, up to 10%), divided by the fair market value of one share of the Company's common stock on the date of grant. Options are eligible to be exercised beginning 18 months after the date of grant for a period of nine months at which time they will expire. On September 15, 1997 the Board of Directors approved an extension of this plan for an additional five years.


     (d)  1998 LONG-TERM EQUITY INCENTIVE PLAN

          The 1998 Long-Term Equity Incentive Plan ("Plan") was adopted by the Board of Directors on September 15, 1997 and subsequently approved at the December 1997 reconvened Annual Shareholder Meeting. All full-time employees of the Company and its subsidiaries and all non-employee Directors of the Company are eligible to be selected to participate in the Plan, except that no person owning, directly or indirectly, more than 15% of the total combined voting power of all classes of stock shall be eligible to participate. The Plan provides for the grant of any or all of the following types of awards: (i) Stock Options, including Incentive Stock Options; (ii) Stock Appreciation Rights;
          (iii) Restricted Stock; (iv) Performance shares and Units; and (v) other stock-based awards. The maximum number of shares of common stock that shall be available for grant of awards under the Plan shall not exceed 1,500,000, subject to adjustment in accordance with the provisions of the Plan. The exercise price of each option is determined by the Board of Directors but cannot be less than 100% of the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The Plan expires in January, 2008.

     (e)  WARRANTS

          In connection with the acquisition of GreenSpring, warrants to purchase 400,000 shares of common stock at $4.50 were issued to the former shareholders and option holders of GreenSpring. Of these warrants, 150,000 were exercisable immediately upon closing and the remaining 250,000 warrants vested during fiscal year 1996. At June 30, 1998, 213,537 warrants had been exercised and 46,227 were forfeited under the net issuance method.

          In connection with the 1992 Initial Public Offering, warrants to purchase 100,000 common shares at $4.80 per share were issued to the underwriter. All of the warrants issued vested in January 1993 and were exercised in fiscal year 1997.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

         Information regarding the Company's stock option plans and warrants is summarized below:


                                   1991        ALL         1993        1996      1998
                                   NSOP       ISOPS         D&O        ESPP       LT        WARRANTS    TOTAL
    ------------------------------------------------------------------------------------------------------------
    OUTSTANDING AT 6/30/95        18,284     659,524       40,000        --         --       500,000   1,217,808
         Granted                      --     360,000      118,500    44,171         --            --     522,671
         Exercised                18,284     234,334        5,000        --         --        26,861     284,479
         Cancelled                    --      36,716           --       672         --        13,139      50,527
    ------------------------------------------------------------------------------------------------------------

    OUTSTANDING AT 6/30/96            --     748,474      153,500    43,499         --       460,000   1,405,473
         Granted                      --     399,997      170,000    25,510         --            --     595,507
         Exercised                    --     294,474       16,500        --         --       216,271     527,245
         Cancelled                    --      56,663           --    10,154         --        21,158      87,975
    ------------------------------------------------------------------------------------------------------------

    OUTSTANDING AT 6/30/97            --     797,334      307,000    58,855         --       222,571   1,385,760
         Granted                      --     105,000       37,000    43,796    283,000            --     468,796
         Exercised                    --      64,886      103,500    34,031         --        70,405     272,822
         Cancelled                    --      38,750      117,500     5,354         --        11,930     173,534
    ------------------------------------------------------------------------------------------------------------

    OUTSTANDING AT 6/30/98            --     798,698      123,000    63,266    283,000       140,236   1,408,200
    ------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------
    EXERCISABLE AT 6/30/96            --     478,474      115,000        --         --       293,334     886,808
    EXERCISABLE AT 6/30/97            --     217,333      108,500        --         --       139,238     465,071
    EXERCISABLE AT 6/30/98            --     246,197       77,500        --         --       140,236     463,933
    ------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------
    AVAILABLE FOR GRANT               --       7,609      227,240   202,709  1,217,000            --   1,654,558
           AT 6/30/98
    ------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------


         Weighted average option exercise price information for fiscal years 1998, 1997, and 1996 follows:


                                             1998          1997           1996
    ---------------------------------------------------------------------------
    Outstanding at July 1                  $ 13.53          6.27           4.62
    Granted during the year:
         Price = Market Value                25.51         22.28          11.25
         Price > Market Value                   --            --           5.50
    Exercised during the year                 7.76          4.74           4.65
    Cancelled during the year                17.81          9.37           4.53
    Outstanding at June 30                   18.11         13.53           6.27
    Exercisable at June 30                    9.89          6.71           4.83
    ---------------------------------------------------------------------------
    ---------------------------------------------------------------------------


                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

          Significant option groups outstanding and exercisable at June 30, 1998 and related weighted average price and life information follows:


    ---------------------------------------------------------------------------------------------
                                          Weighted
                                           Average      Weighted
                                          Remaining      Average
     Range of Exercise       Number      Contractual    Exercise     Number      Weighted Average
          Prices          Outstanding       Life          Price    Exercisable    Exercise Price
     --------------------------------------------------------------------------------------------
      $ 4.50 - $ 6.50       356,433         6.28         $  4.94     326,433         $  4.85
      $ 7.88 - $18.25       353,500         7.84         $ 13.86      60,000         $ 16.04
      $20.25 - $28.25       388,034         7.97         $ 24.29      67,500         $ 25.23
      $28.56 - $34.00       310,233         8.18         $ 30.35      10,000         $ 34.00
     --------------------------------------------------------------------------------------------
      $ 4.50 - $34.00     1,408,200         7.56         $ 18.11     463,933         $  9.89
     --------------------------------------------------------------------------------------------
     --------------------------------------------------------------------------------------------


          The per share weighted-average fair value of stock options granted at a price greater than market value during 1996 was $1.63 on the date of grant. The per share weighted-average fair value of stock options granted at a price equal to market value during 1998, 1997 and 1996 was $11.89, $11.49 and $5.99, respectively, on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes Model with the following weighted-average assumptions:


                                      1998         1997        1996
     ---------------------------------------------------------------
     Expected life (years)            3.14         2.26         2.58
     Risk free interest rate          5.83%        6.05%        6.25%
     Volatility                      62.59%       63.30%       63.30%
     Dividend yield                     --           --           --
     ---------------------------------------------------------------
     ---------------------------------------------------------------


     The Company applies APB Opinion 25 accounting for its plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value at grant date for its stock options under SFAS 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below:


                                           1998             1997            1996
     ------------------------------------------------------------------------------
     Net income, as reported            $ 10,090,188        461,685       3,580,907
     Net income (loss), pro forma          6,333,362     (1,694,626)      3,110,685
     EPS, as reported (basic)                   1.81           0.10            1.19
     EPS, pro forma (basic)                     1.13          (0.37)           1.03
     EPS, as reported (diluted)                 1.64           0.09            0.97
     EPS, pro forma (diluted)                   1.09          (0.37)           0.96
     ------------------------------------------------------------------------------
     ------------------------------------------------------------------------------


     Pro forma net income (loss) reflects only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to July 1, 1995 is not considered.

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------------------------

(11) RETIREMENT PLAN

     The Company maintains a retirement plan under Section 401(k) of the Code for all employees of the Company. The plan provides for employees to selectively defer a percentage of their wages, which the Company matches at a predetermined rate not to exceed 4 percent of the employee's wages. The plan also provides for additional contributions at the discretion of the Board of Directors. Total Company contributions to the plan during the years ended June 30, 1998, 1997 and 1996 were $582,488, $342,029 and
     $185,387, respectively.

     Bit 3 and SBS Embedded maintained retirement plans under Section 401(k) of the Code for all of their employees. Subsequent to the Company's acquisition of Bit 3 and SBS Embedded, these plans were terminated and merged into the Company's plan.

     In addition, SBS Embedded maintained a profit sharing plan qualified under
     Section 401(a) of the Code for all of their employees. Subsequent to the Company's acquisition of SBS Embedded, this plan was terminated and plan participants had the option to take a distribution from the plan or rollover their balances into the Company's 401(k) plan.

(12) CONTINGENCIES

     The Company is subject to various claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company.

(13) SUBSEQUENT EVENTS

     On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Holdings GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Holdings GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary SBS Embedded Computers, Inc. based in Raleigh, NC, 100% of the shares of OR Computers, Inc, based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby the Company may acquire the remaining shares of both companies on February 28, 1999. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and common stock at closing. The purchase price for the remaining interest in the two companies based in Germany is DM 17.2 million, approximately $9.5 million based on the exchange rate at June 26, 1998. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. It is expected that a portion of the purchase price will be allocated to in-process research and development which, under generally accepted accounting principles, will be expensed by the Company in the quarter ending September 30, 1998. Goodwill will be amortized over 10 years. For the year ended December 31, 1997, combined sales and net income of OR, ORTEC, and OR Computers, Inc. were approximately $12.1 million and $1.8 million, respectively. In fiscal 1999, the Company plans to change the name of OR to SBS OR Industrial Computers GmbH, and OR Computers, Inc. will operate as a wholly-owned subsidiary of SBS Embedded Computers, Inc. for the foreseeable future.

                 SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On August 12, 1998, the Company completed the acquisition of VI for $5.0 million, subject to adjustment upon finalizing the closing balance sheet. Based in Encinitas, California, VoI designs, manufactures and markets CPU boards based on the Motorola PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. Goodwill will be amortized over 10 years. For the year ended December 31, 1997, VoI had sales of approximately $5.6 million and net income of approximately $480,000 (unaudited).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

Certain information required by Part III is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting to be held November 9, 1998.

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


                                       SBS TECHNOLOGIES, INC.



                                       By:  /S/ Christopher J. Amenson
                                              Christopher J. Amenson
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:  September 25, 1998

                          SBS Technologies, Inc.
                        Annual Report on Form 10-K
                     Fiscal Year Ended June 30, 1998

                             INDEX TO EXHIBITS


Exhibit
  No.              Description                                                 Page
-------    ----------------------------------------------------------------    ----
3.i(4)     Articles of Incorporation, as amended on February 11, 1998           - -
3.ii(4)    By-laws, as amended on May 8, 1995                                   - -
4.a(5)     Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies,
             Inc.                                                               - -
4.b(5)     Articles I, II of the Bylaws of SBS Engineering, Inc., as amended    - -
4.c(5)     Form of certificate evidencing Common Stock                          - -
4.1(10)    Rights Agreement dates as of September 15, 1997 between SBS
             Technologies, Inc. and First Security Bank, National Association,
             as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares
             as Exhibit B.2                                                     - -
10.a(6)    Employment agreement between Registrant and Dr. Andrew C. Cruce,
             dated October 1, 1993, as amended                                  - -
10.b(6)    Employment agreement between Registrant and Scott A. Alexander, dated October 1, 1993, as amended
10.c(7)    1997 Employee Incentive Stock Option Plan                            - -
10.d(6)    Employment agreement between Registrant and
             Christopher J. Amenson, dated April 24, 1992,
             as amended                                                         - -
10.e(1)    1991 Key Employee Stock Option Plan                                  - -
10.f(1)(7) 1992 Incentive Stock Option Plan                                     - -
10.g(1)    Stock Bonus Plan                                                     - -
10.h(2)(7) 1993 Incentive Stock Option Plan                                     - -
10.i(2)(7) 1993 Director and Officer Stock Option Plan
10.j(9)    Employment Agreement between Registrant and Stephen D. Cooper
            dated May 13, 1997                                                  - -
10.k(9)    First Amendment to Amended and Restated Credit Agreement
             and Related Loan Documents between Registrant and NationsBank
             of Texas, N.A. dated November 15, 1996                             - -
10.l(8)    Stock Purchase Agreement between Bit 3 Computer Corporation
             and Registrant dated October 8, 1996                               - -
10.m(9)    Asset Purchase between Fats, Inc. and Registrant
            dated June 26, 1997                                                 - -
10.q(3)    Asset Purchase Agreement dated April 26, 1995 between registrant
             and Camber Corporation.                                            - -
10.r(3)    Purchase Agreement dated April 28, 1995 between Registrant and
             GreenSpring Computers, Inc. et al                                  - -
10.s(3)    Credit Agreement dated April 28, 1995 with NationsBank of
             Texas, N.A.                                                        - -
10.t(3)    Lease dated May 25, 1995 between Registrant and PARS Asset
             Management Company                                                 - -
10.v(6)(7) 1996 Employee Stock Purchase Plan, adopted January 21, 1996          - -
10.w(6)    Amended and Restated Term Loan and Revolver
             Credit Facility from NationsBank of Texas, N.A.
             dated April 26, 1996.                                              - -


10.x(6)    Lease dated March 5, 1996, between Registrant and
             Bohannon Trust Partnership II.                                     - -
10.y(6)    Pooling Agreement dated August 19, 1996 between
             Registrant and Logical Design Group, Inc. et al                    - -
10.z       Management Incentive Plan                                            Filed herewith electronically
10.aa(11)  Purchase Agreement among Micro Alliance, Jeffrey Huston,
             Edward Larson, Sherrin W. Larson and the Registrant
             dated November 24, 1997                                            - -
10.ab(12)  Third Amendment to that Certain Lease Agreement dated
             May 29, 1995 by and between Firouz D. Memarzedah and
             Farah R. Memarzadeh, husband and wife dba PARS Asset
             Management Company and SBS Technologies, Inc., dated
             December, 1997                                                     - -
10.ac(12)  Office/Warehouse Lease Between Lutheran Brotherhood,
             (a Minnesota Corporation), and Bit 3 Computer Corporation,
             a wholly owned subsidiary of SBS Technologies, Inc.,
             dated September 5, 1997.                                           - -
10.ad(12)  Amendment #1 to Lease between Lutheran Brotherhood, a Minnesota
             Corporation, and Bit 3 Computer Corporation, a wholly
             owned subsidiary of SBS Technologies, Inc., dated
             December 23, 1997                                                  - -
10.ae(13)  Settlement Agreement and Release between SBS Technologies,
             Inc. and Stephen D. Cooper                                         - -
10.af      Purchase Agreement dated July 1, 1998 between SBS
             Technologies, Inc. and or Industrial Computers GmbH,
             et al                                                              Filed herewith electronically
10.ag      Purchase Agreement dated August 12, 1998 between SBS
             Technologies, Inc. and Themis Computer and the minority
             shareholders of VI Computer                                       Filed herewith electronically
11(6)      Statement Re:  Computation of Per-Share Income                       - -
21         Subsidiaries of the registrant                                       Filed herewith electronically
23         Consent of KPMG Peat Marwick LLP                                     Filed herewith electronically
25         Power of attorney                                                    Filed herewith electronically
27         Financial Data Schedules                                             Filed herewith electronically
27.1(13)   Financial Data Schedule, restated, Fiscal Years
             End 1997 and 1998                                                  - -
27.2(13)   Financial Data Schedule, restated, Quarters 1 and
             2 of Fiscal Year End 1997                                          - -
27.3(13)   Financial Data Schedule, restated, Quarters 1, 2,
             and 3 of Fiscal Year End 1997                                      - -
99.1a(13)  Agreement to Serve as Rights Agent.  On January 21,
             1998, pursuant to Section 21 of the Shareholder Rights
             Agreement dated September 15, 1997, SBS Technologies,
             Inc. appointed Norwest bank Minnesota N.A. as Successor
             Rights Agent                                                       - -


(1)        Incorporated by reference to the exhibit filed with the
             Registrant's Registration Statement on Form S-18 (No 33-43256-D), originally filed October 8, 1991, which Registration Statement became effective January 9, 1992.
(2)        Incorporated by reference to Exhibits "A" & "B" of the
             Registrant's Proxy Statement for its annual meeting held November 10, 1992.
(3)        Incorporated by reference to Exhibits 10.q, 10.r, 10.s and 10.t of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(4)        Incorporated by reference to Exhibit 3.1 of the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(5)        Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of
             Registrant's Registration Statement on Form S-3 originally filed on January 5, 1996 and Amendment No. 1 filed on March 14, 1996.
(6)        Incorporated by reference to Exhibits 10.a, 10.b, 10.d, 10.v,
             10.w, 10.x, 10.y, and 11 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
(7)        Incorporated by reference to the Registrant's Registration
             Statement on Form S-8 originally filed on March 10, 1997 and Amendment No.1 filed on April 4, 1997.
(8)        Incorporated by reference from the Registrant's Registration
             Statement on Form S-2 dated October 9, 1996 Amendment No.1 dated October 22, 1996 and Amendment No.2 dated November 14, 1996.
(9)        Incorporated by reference to Exhibits 10.j, 10.K, and 10.m of the
             Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
(10)       Incorporated by reference to Exhibit 4.1 to the Registrant's Form
             8-K filed September 23, 1997
(11)       Incorporated by reference to Exhibit 10.aa to the Registrant's
             Form 8-K filed December 9, 1997
(12)       Incorporated by reference to Exhibits 10.ab, 10.ac, and 10.ad of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(13)       Incorporated by reference to Exhibits 10.ae, 27.1, 27.2, 27.3 and
             99.1a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998