Form 10-Q
period 1998-09-30
SBS TECHNOLOGIES INC
filed 1998-11-13
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998 or

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

                               YES     X         NO
                                     -----           ------

     As of October 31, 1998, the Registrant had 5,838,725 shares of its common stock outstanding.

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
-------------------------------------------------------------------------------


Assets                                                               September 30, 1998   June 30, 1998
--------                                                             ------------------    -------------
Current assets:
  Cash and cash equivalents                                              $ 8,421,742         22,874,754
  Receivables, net (note 2)                                               18,464,771         13,118,717
  Inventories (note 3)                                                     15,657,006         10,661,211
  Deferred income taxes                                                    1,494,362          1,600,000
  Prepaid expenses                                                           332,961            288,350
  Other current assets                                                       132,662            335,694
                                                                         ------------       ------------
      Total current assets                                                44,503,504         48,878,726
                                                                         ------------       ------------
Property and equipment, at cost                                            7,610,505          6,776,965
  Less accumulated depreciation                                            2,270,305          2,316,689
                                                                         ------------       ------------
      Net property and equipment                                           5,340,200          4,460,276
                                                                         ------------       ------------

Intangible assets, net                                                    30,435,389         16,694,154
Deferred income taxes                                                      4,078,358          4,230,000
Other assets                                                                  49,790             52,031
                                                                         ------------       ------------
      Total assets                                                       $84,407,241         74,315,187
                                                                         ------------       ------------
                                                                         ------------       ------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Current installments of long-term debt                                 $      --            3,000,000
  Notes payable to related parties                                         3,298,830               --
  Accounts payable                                                         3,398,393          2,062,373
  Accrued representative commissions                                         387,165            236,228
  Accrued salaries                                                         2,847,426          1,996,431
  Accrued compensated absences                                               859,357            743,944
  Income taxes                                                             1,846,007            901,909
  Other current liabilities                                                1,777,207          1,110,315
                                                                         ------------       ------------
      Total current liabilities                                           14,414,385         10,051,200
                                                                         ------------       ------------
      Total liabilities                                                   14,414,385         10,051,200
                                                                         ------------       ------------
Minority Interest                                                            399,437               --

Stockholders' equity:
  Common stock, no par value; 100,000,000 shares authorized,
    5,838,725 issued and outstanding at September 30, 1998
    5,678,200 issued and outstanding at June 30, 1998                     50,031,213         47,778,033
  Common stock warrants                                                       38,454             70,118
  Accumulated other comprehensive income                                     430,733               --
  Retained earnings                                                       19,093,019         16,415,836
                                                                         ------------       ------------
      Total stockholders' equity                                          69,593,419         64,263,987
                                                                         ------------       ------------
      Total liabilities and stockholders' equity                         $84,407,241         74,315,187
                                                                         ------------       ------------
                                                                         ------------       ------------

         See accompanying notes to condensed consolidated financial statements
                                         Page 2

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
-------------------------------------------------------------------------------

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                       1998             1997
                                                 --------------   ---------------

Sales                                               $24,552,873     16,362,509

Cost of sales                                         9,647,440      6,999,721
                                                   -------------    ----------
    Gross Profit                                     14,905,433      9,362,788

Selling, general and administrative expense           5,785,167      3,456,777

Research and development expense                      3,156,585      1,782,883

Acquired in-process research and
  development charge                                    527,514           --

Amortization of intangible assets                       820,046        449,771
                                                   -------------    ----------
    Operating income                                  4,616,121      3,673,357
                                                   -------------    ----------
Interest income                                         120,138        284,674

Interest expense                                         (7,266)       (46,613)
                                                   -------------    ----------
                                                        112,872        238,061
                                                   -------------    ----------
Income before income taxes and minority interest      4,728,993      3,911,418

Income taxes                                          1,816,129      1,584,000
                                                   ------------     ----------
Income before minority interest                       2,912,864      2,327,418

Minority interest                                       235,681           --
                                                   -------------    ----------
Net income                                         $  2,677,183      2,327,418
                                                   -------------    ----------
                                                   -------------    ----------

Net income per common share                        $       0.46           0.43
                                                   -------------    ----------
                                                   -------------    ----------

Net income per common share - assuming dilution    $       0.43           0.39
                                                   -------------    ----------
                                                   -------------    ----------


   See accompanying notes to condensed consolidated financial statements
                                    Page 3

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                           Accumulated     Total
                                                   Common            Common                                   Other        stock-
                                                   stock             stock      Retained    Comprehensive  Comprehensive   holders'
                                              Shares     Amount     warrants    earnings       Income         Income       equity
                                           ----------- -----------  --------   -----------  -------------  ------------- ---------
Balance at June 30, 1998                    5,678,200  $47,778,033  $ 70,118   $16,415,836  $     --        $      --    $64,263,987

Exercise of stock options
  and warrants                                136,525    1,143,302   (31,664)         --          --               --      1,111,638
Stock issued for business acquisition          24,000      713,878      --            --          --               --        713,878
Income tax benefit from stock
  options exercised                              --        396,000      --            --          --               --        396,000
Comprehensive income
  Net income                                     --           --        --       2,677,183   2,677,183             --      2,677,183
  Other comprehensive income, net of tax
    Foreign currency translation
      adjustment, net of deferred income
      taxes of $405,642                          --           --        --            --       430,733          430,733      430,733
                                                                                            ----------
Comprehensive income                                                                        $3,107,916
                                                                                            ----------
                                                                                            ----------
Balance at September  30, 1998              5,838,725  $50,031,213  $ 38,454   $19,093,019                   $  430,733  $69,593,419
                                           ----------  -----------  --------   -----------                   ----------  -----------
                                           ----------  -----------  --------   -----------                   ----------  -----------


       See accompanying notes to condensed consolidated financial statements
                                      Page 4

                      SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
-------------------------------------------------------------------------------


                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                           1998              1997
                                                                     ----------------    ------------
Cash flows from operating activities:

  Net income                                                             $  2,677,183    2,327,418

  Adjustments to reconcile net income to net cash provided
    by operating  activities:
      Depreciation                                                            348,791      193,320
      Amortization of intangible assets                                       820,046      449,771
      Bad debt expense                                                         77,156      130,853
      Deferred income taxes                                                  (254,000)      80,000
       (Gain) loss on disposition of assets                                    27,472       (4,871)
      Imputed interest                                                           --         45,937
      Acquired in-process research and development charge                     527,514         --
      Minority interest                                                       235,681         --
      Changes in assets and liabilities, Net of effects of acquisitions:
        Receivables                                                           106,569     (340,080)
        Inventories                                                        (1,383,146)    (631,732)
        Prepaids and other assets                                             268,512      (82,546)
        Accounts payable                                                      (33,826)     423,066
        Accrued representative commissions                                    150,937      (26,539)
        Accrued salaries                                                   (1,002,706)    (894,601)
        Accrued compensated absences                                           30,026       (2,445)
        Income taxes                                                         (987,879)     396,872
        Other current liabilities                                            (145,689)     (43,215)
                                                                          -----------     --------
          Net adjustments                                                  (1,214,542)    (306,210)
                                                                          -----------     --------
          Net cash provided by operating activities                         1,462,641    2,021,208
                                                                          -----------     --------
Cash flows from investing activities:
  Cash received from sale of assets                                               201       50,000
  Business acquisitions, net of cash acquired (note 5)                    (13,807,524)        --
  Acquisition of property and equipment                                      (686,638)    (762,560)
                                                                          -----------     --------
        Net cash used by investing activities                             (14,493,961)    (712,560)
                                                                          -----------     --------
Cash flows from financing activities:
  Payments on long-term borrowings and capital leases                      (3,000,000)  (1,013,316)
  Proceeds from exercise of stock options and warrants                      1,111,638      565,473
  Income tax benefit of stock options exercised                               396,000         --
                                                                          -----------     --------
       Net cash used by financing activities                               (1,492,362)    (447,843)
                                                                          -----------     --------


                                   (Continued)
                                     Page 5

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------------------------------------

                                                       Three Months Ended September 30,
                                                     -----------------------------------
                                                            1998             1997
                                                      ---------------    ---------------
Effect of exchange rate changes on cash                       70,670           --

Net change in cash and cash equivalents                  (14,523,682)       860,805

Cash and cash equivalents at beginning of period          22,874,754     21,661,671
                                                         -----------     ----------
Cash and cash equivalents at end of period              $  8,421,742     22,522,476
                                                         -----------     ----------
                                                         -----------     ----------

Supplemental disclosure of cash flow information:

  Interest paid                                         $      7,266            676
  Income taxes paid                                        2,408,008      1,126,000

  Noncash financing and investing activities:

  Accrued acquisition costs                             $    740,202           --
  Stock issued for acquisition                               713,878           --

  Summary of assets, liabilities, and equity acquired through acquisition:

      Cash and cash equivalents                         $    531,475           --
      Receivables                                          5,314,703           --
      Inventories                                          3,378,652           --
      Deferred income taxes                                 (105,638)          --
      Prepaid expenses and other current assets              102,512           --
      Goodwill                                            12,717,782           --
      Covenant not to compete                                200,000           --
      Property and equipment                                 556,258           --
      Note payable - related party                        (2,865,603)          --
      Accounts payable                                      (851,903)          --
      Accrued salaries                                    (1,753,948)          --
      Accrued compensated absences                           (82,225)          --
      Income taxes                                        (1,888,522)          --
      Other current liabilities                             (771,363)          --
      Minority interest                                     (143,181)          --
                                                         -----------     ----------
                                                         -----------     ----------



See accompanying notes to condensed consolidated financial statements
                              Page 6

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998
                              (Unaudited)
-------------------------------------------------------------------------------

1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting policies as set forth in SBS Technologies, Inc.'s (the "Company") Annual Report on Form 10-K dated September 25, 1998 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim period. Results for an interim period are not necessarily indicative of results for a full year.


2)     RECEIVABLES, NET

       Receivables, net consisted of the following:

                                                                       September 30, 1998       June 30, 1998
                                                                       ------------------     ----------------

                  Accounts receivable                                    $ 19,086,941             13,408,656
                          Less:  allowance for doubtful accounts             (622,170)              (289,939)
                                                                         ------------          -------------
                                                                         $ 18,464,771             13,118,717
                                                                         ------------          -------------
                                                                         ------------          -------------

3)     INVENTORIES

       Inventories are valued at standard cost, which approximates weighted average cost, does not exceed market and consists of the following:

                                                                       September 30, 1998       June 30, 1998
                                                                       ------------------     ----------------

                  Raw materials                                          $  7,514,258              4,970,267
                  Work in process                                           4,633,473              3,709,312
                  Finished goods                                            3,509,275              1,981,632
                                                                          -----------             ----------
                                                                         $ 15,657,006             10,661,211
                                                                          -----------             ----------
                                                                          -----------             ----------


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

       A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                                     (Continued)
-------------------------------------------------------------------------------


                                                                        THREE MONTHS ENDED SEPTEMBER 30
                                             -------------------------------------------------------------------------------------
                                                                 1998                                       1997
                                             ------------------------------------------   ----------------------------------------
                                               Income         Shares        Per-Share         Loss           Shares      Per-Share
                                             (Numerator)   (Denominator)      Amount      (Numerator)    (Denominator)     Amount
                                             -----------   -------------    ----------    -----------    -------------   ---------
       NET INCOME PER COMMON SHARE
         Net Income                            $2,677,183   5,811,420         $0 46      $2,327,418     5,470,917          $0.43
                                                                               -----                                        -----
                                                                               -----                                        -----

       EFFECT OF DILUTIVE SECURITIES
         Dilutive options and warrants                        424,306                                     499,271
                                                -----------------------                   ------------------------
       NET INCOME PER COMMON SHARE
         -ASSUMING DILUTION
         Net Income                            $2,677,183   6,235,726        $0 .43      $2,327,418     5,970,188          $0.39
                                                                              ------                                        -----
                                                                              ------                                        -----


       For the three months ended September 30, 1998 and 1997, options to purchase 463,267 and 319,828 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share assuming dilution because the options' exercise price was greater than the average market price of the common shares.

5)      BUSINESS ACQUISITIONS

       On August 12, 1998 The Company completed the purchase of VI Computer ("VI"). Based in Encinitas, California, VI designs, manufactures, and markets CPU boards based on the Motorola PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. The Company acquired all of the outstanding capital stock of VI for a total purchase price of $5.3 million. Of the $5.3 million, $5.0 million was paid in cash to the sellers at closing, and $.2 million was paid in cash to the sellers on October 13, 1998, upon finalizing the closing balance sheet. The remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. The financial results of VI have been included in the Company's Consolidated Financial Statements from August 12, 1998.

       On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR Industrial Computers GmbH ("OR"). Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC Electronic Assembly GmbH ("ORTEC"), a Mindelheim, Germany based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary, SBS Embedded Computers, Inc., based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby the Company may acquire the remaining shares of both companies on February 28, 1999. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and common stock at closing. Acquisition costs associated with the purchase were approximately $0.8 million. The purchase price for the remaining interest in the two companies based in Germany is DM 17.2 million, approximately $10.3 million based on the exchange rate on September 30, 1998. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. In connection with the acquisition, the Company recorded a $0.5 million earnings charge, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Continued)
--------------------------------------------------------------------------------

       assessment determined that $0.5 million of OR's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. The financial results of OR, ORTEC, and OR Computers, Inc. have been included in the Company's Consolidated Financial Statements from July 1, 1998.

       On November 24, 1997, the Company completed the purchase of Micro Alliance, Inc. ("Micro Alliance"), a privately held San Diego, California county-based manufacturer of industrial computer enclosures and systems. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM applications. The Company acquired all of the outstanding capital stock of Micro Alliance for a total purchase price of $5.8 million. Of the $5.8 million, $5.7 million was paid in cash and the remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997.

       Had the acquisitions of Micro Alliance, OR, ORTEC, OR Computers Inc. and VI taken place on July 1, 1997, pro forma revenues, net income, net income per common share and net income per common share - assuming dilution for the quarter ended September 30, 1998 would have been $25.1 million, $2.6 million, $0.45 and $0.42, respectively. Pro forma revenues, net income, net income per common share and net income per common share - assuming dilution for the quarter ended September 30, 1997 would have been $21.0 million, $1.8 million, $0.33 and $0.31, respectively. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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



RECENT ACQUISITIONS

On August 12, 1998, the Company completed the purchase of VI. Based in Encinitas, California, VI designs, manufactures, and markets CPU boards based on the Motorola PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. The Company acquired all of the outstanding capital stock of VI for a total purchase price of $5.3 million. Of the $5.3 million, $5.0 million was paid in cash to the sellers at closing, and $.2 million was paid in cash to the sellers on October 13, 1998, upon finalizing the closing balance sheet. The remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over 10 years. The financial results of VI have been included in the Company's Consolidated Financial Statements from August 12, 1998.

On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary, SBS Embedded Computers, Inc., based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby the Company may acquire the remaining shares of both companies on February 28, 1999. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and common stock at closing. Acquisition costs associated with the purchase were approximately $0.8 million. The purchase price for the remaining interest in the two companies based in Germany is DM
17.2 million, approximately $10.3 million based on the exchange rate on September 30, 1998. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. In connection with the acquisition, the Company recorded a $0.5 million earnings charge, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. The financial results of OR, ORTEC, and OR Computers, Inc. have been included in the Company's Consolidated Financial Statements from July 1, 1998.

On November 24, 1997, the Company completed the purchase of Micro Alliance, a privately held San Diego, California county-based manufacturer of industrial computer enclosures and systems. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures,

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM applications. Under the terms of the purchase agreement dated November 24, 1997 (the "Agreement") among the Company, Micro Alliance, a California corporation, and Jeffery Huston, Edward Larson, and Sherrin W. Larson (together "Shareholders"), the Company acquired all of the outstanding capital stock of Micro Alliance for a total purchase price of $5.8 million. Of this total purchase price, $250,000 in cash was placed in a joint escrow account until the earlier of resolution of certain tax issues or the end of any applicable statute of limitations. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997. Goodwill is being amortized over a ten-year period.

Had the acquisitions of Micro Alliance, OR, ORTEC, OR Computers Inc. and VI taken place on July 1, 1997, pro forma revenues, net income, net income per common share and net income per common share - assuming dilution for the quarter ended September 30, 1998 would have been $25.1 million, $2.6 million, $0.45 and $0.42, respectively. Pro forma revenues, net income, net income per common share and net income per common share - assuming dilution for the quarter ended September 30, 1997 would have been $21.0 million, $1.8 million, $0.33 and $0.31, respectively. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

RESULTS OF OPERATIONS

SALES. For the three-month period ended September 30, 1998, sales increased 50.0%, or $8.2 million, from $16.4 million for the three month period ended September 30, 1997, to $24.6 million. Of this 50.0% increase, sales contributed by VI, which was acquired on August 12, 1998, comprised 14.0%, sales contributed by OR, ORTEC, and OR Computers Inc., which were acquired on July 1, 1998, comprised 17.7%, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 6.3%, and 12.0% was attributable to the Company's other product lines. During the three month period ended September 30, 1998, prices for the Company's products remained firm, and unit shipments increased across all product lines, with the exception of the Company's CPU product line, which declined compared to the three month period ended September 30, 1997. Historically, less than 5% of the Company's sales were direct sales to Asian based customers. The Company experienced minimal direct effect on its operations due to the current Asian currency and economic crisis. Management believes that any future direct effect on the Company from the Asian currency and economic crisis will remain minimal; however, it is difficult for the Company to predict any indirect effect derived from sales to U.S. based customers whose products are sold into Asia.

GROSS PROFIT. For the three-month period ended September 30, 1998, gross profit increased 58.5%, or $5.5 million, from $9.4 million for the thee-month period ended September 30, 1997, to $14.9 million. Of this 58.5%, 37.2% is due to the acquisitions of VI, OR, ORTEC, OR Computers Inc. and Micro Alliance, and 21.3% is due to increased sales volume in the Company's other product areas. For the three-month period ended September 30, 1998, gross profit as a percentage of sales increased to 60.7% from 57.2% for the three-month period ended September 30, 1997. This increase was primarily due to increased sales volume over fixed costs, material cost improvements and a higher percentage of sales of the Company's Telemetry and Avionics Interface products, which generally yield higher margins than the Company's CPU, General Purpose I/O, and Bus Interface products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three-month period ended September 30, 1998, selling, general and administrative (SG&A) expense increased 65.7%, or $2.3 million, from $3.5 million for the three-month period ended September 30, 1997, to $5.8 million. Of this 65.7% increase, 28.6% results from the added expenditures due to the acquisitions of VI, OR, ORTEC, OR Computers Inc. and Micro Alliance, and 37.1% is due to additional salaried sales personnel as the Company transitioned from an independent sales force to a direct sales force, and additional administrative staffing and

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998
                                   (Continued)
--------------------------------------------------------------------------------

promotional costs commensurate with the growth of the Company. For the same reasons, for the three-month period ended September 30, 1998, SG&A expense as a percentage of sales increased to 23.6% from 21.1% in the three-month period ended September 30, 1997.

RESEARCH AND DEVELOPMENT EXPENSE. For the three-month period ended September 30, 1998, research and development expense (R&D) increased 77.8%, or $1.4 million, from $1.8 million for the three-month period ended September 30, 1997, to $3.2 million. Of this 77.8% increase, 33.3% results from the added expenditures due to the acquisitions of VI, OR and Micro Alliance and 44.5% is due to increased investment in new products in the Company's other product areas. For the same reasons, for the three-month period ended September 30, 1998, R&D expense as a percentage of sales increased to 12.9% from 10.9% in the three-month period ended September 30, 1997.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. For the three-month period ended September 30, 1998, in connection with the acquisition of OR completed on July 1, 1998, the Company recorded a $.5 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $.5 million of OR's purchase price represented technology that does not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles.

AMORTIZATION OF INTANGIBLE ASSETS. For the three-month period ended September 30, 1998, amortization of intangible assets increased 82.2%, or $370,000, from $450,000 for the three-month period ended September 30, 1997, to $820,000. This increase was the result of the amortization of goodwill associated with the acquisitions of VI, OR, ORTEC, and Micro Alliance.

INTEREST INCOME. For the three-month period ended September 30, 1998, interest income decreased 57.9%, or $165,000, from $285,000 for the three-month period ended September 30, 1997, to $120,000. This decrease is due to the decrease in cash resulting from the $3.0 million final payment to the former owners of Bit 3 on July 1, 1998, the $8.8 million payment (net of cash received) for the acquisitions of OR, ORTEC, and OR Computers Inc. and the $5.0 million payment for the acquisition of VI.

INTEREST EXPENSE. For the three-month period ended September 30, 1998, interest expense decreased 85.1%, or $40,000, from $47,000 for the three-month period ended September 30, 1997, to $7,000. This decrease is attributable to the elimination of the imputed interest associated with the remaining notes payable to the former owners of Bit 3 which was completely paid down on July 1, 1998.

INCOME TAXES. For the three-month period ended September 30, 1998 and the three-month period ended September 30, 1997, income taxes represented an effective income tax rate of 38.4% and 40.0%, respectively. The decrease in the effective income tax rate is due to U.S. tax planning strategies implemented by the Company, including a research and experimental tax credit, offset by income taxes associated with German consolidated operations calculated at an effective rate of 50.8%.

EARNINGS PER SHARE. For the three-month period ended September 30, 1998, net income per common share was $0.46 compared to $0.43 for the three-month period ended September 30, 1997. For the three-month period ended September 30, 1998, net income per common share excluding the charge to earnings associated with the acquisition of OR, net of income taxes, would have been $0.51. For the three-month period ended September 30, 1998, net income per common share-assuming dilution was $0.43 compared to $0.39 for the three-month period ended September 30, 1997. For the three-month period ended September 30, 1998, net income per common share-assuming dilution excluding the charge to earnings, net of income taxes, would have been $0.47.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998
                                   (Continued)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds, and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures, and operations.

Cash totaled $8.4 million at September 30, 1998, a decrease of $14.5 million from June 30, 1998. This decrease is a result of the acquisitions of VI, OR, ORTEC, and OR Computers Inc., for $13.8 million, net of cash acquired and accrued acquisition costs, $.7 million for the purchase of property and equipment, and $3.0 million for the final payments to the former owners of Bit 3, offset by cash flow from operations of $1.5 million, and $1.1 million received from the exercise of stock options and warrants. The Company's growth during the three-month period ended September 30, 1998 caused the Company to increase accounts receivable and inventories. Liabilities were in line with the current level of business. The exercise of stock options related to Company stock option plans reduced the Company's tax liability.

The Company is currently negotiating a $15.0 million credit facility with NationsBank N.A. Management believes that financial resources, including its internally generated funds, and debt capacity will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the three-month period ended September 30, 1998, there was no significant impact from inflation or changing prices on the Company's sales or income from operations.

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

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998
                                   (Continued)
--------------------------------------------------------------------------------

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

COSTS. The Company expects the cost of its Y2K assessment, including both incremental spending and reallocated resources, will not be material. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of "Y2K readiness" and since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results.

CUSTOMERS. Because the Company has no customer which comprises more than 5% of its sales, the Company believes that the effect of a failure of any single customer to continue to purchase goods and services from the Company due to non-Y2K readiness will not be material to the operations of the Company. As the Company sells its products and services to many hundreds of customers, the Company cannot assure that some of the Company's customers will not become Y2K ready, and in the aggregate, have a material effect on the Company's operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's liquid investment is cash invested either in money market accounts or in overnight repurchase agreements. The Company's debt as of September 30, 1998 and June 30,1998 was at a fixed interest rate maturing within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

In conjunction with the acquisitions of OR and ORTEC in July 1998, the Company entered into an option agreement to acquire the remaining interests in OR and ORTEC for DM 17.2 million. Accordingly, the Company is subject to potentially adverse movements in the foreign currency exchange rates. As of November 1998, the Company has not entered into any foreign exchange forward contracts to reduce its exposure to changes in the foreign currency exchange rate on the purchase option.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits (exhibit reference numbers refer to Item 601 of Regulation
          S-K)

     03.i    (1)    Articles of Incorporation, as amended.
     03.ii   (1)    Bylaws, as amended.

     4.1     (1)    Rights Agreement dated as of September 15, 1997 between SBS
                    Technologies, Inc. and First Security Bank, National
                    Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to
                    Purchase Common Shares as Exhibit B.2

     10.af (1)      Purchase Agreement dated July 1, 1998 between SBS
                    Technologies, Inc. and OR Industrial Computers GmbH, et al

     10.ag (1)      Purchase Agreement dated August 12, 1998 between SBS
                    Technologies, Inc. and Themis Computer and the minority shareholders of VI Computer

     10.ah (1)      Standard Industrial Lease Between  Carlsbad Business
                    Park, LLC, (a California Limited Liability Company), and
                    SBS Technologies Inc. dated September 10, 1998.

     27. (1)        Financial Data Schedule

     (b) Reports on Form 8-K - On July 15 and September 14, 1998, the Company filed Form 8-K and 8-K/A, respectively, relating to the acquisitions of OR Industrial Computers GmbH, ORTEC Electronic Assembly GmbH and OR Computers, Inc.

     (1)  See Exhibit Index on Page 17

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SBS TECHNOLOGIES, INC.



Date:  November 13, 1998              /s/ Christopher J. Amenson
                                      ------------------------------------
                                      Chairman and Chief Executive Officer




Date:  November 13, 1998              /s/ James E. Dixon, Jr.
                                      ------------------------------------------
                                      Vice President of Finance & Administration

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit Number       Description                                                          Method of Filing
--------------      ---------------------------------------                               ----------------
03.i     (1)        Articles of Incorporation, as amended.                                       --

03.ii    (2)        Bylaws, as amended.                                                          --

4.1      (3)        Rights Agreement dated as of September 15, 1997
                    between SBS Technologies, Inc. and First Security Bank,
                    National Association, as Rights Agent, which includes
                    the form of Right Certificate as Exhibit A and the Summary
                    of Rights to Purchase Common Shares as Exhibit B.2                           --

10.af    (4)        Purchase Agreement dated July 1, 1998 between SBS
                    Technologies, Inc. and OR Industrial Computers GmbH, et al                   --

10.ag    (4)        Purchase Agreement dated August 12, 1998 between SBS
                    Technologies, Inc. and Themis Computer and the
                    minority shareholders of VI Computer                                        --

10.ah               Standard Industrial Lease Between Carlsbad Business Park, LLC,
                    (a California Limited Liability Company), and SBS Technologies
                    Inc. dated September 10, 1998.                                    Filed herewith electronically

27.                 Financial Data Schedule                                           Filed herewith electronically


(1) Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(2) Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(3) Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed September 23, 1997.
(4) Incorporated by reference to Exhibits 10.af and 10.ag of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.