Form 10-Q
period 1998-12-31
SBS TECHNOLOGIES INC
filed 1999-02-16
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---- Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1998 or

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

                              YES   X         NO
                                   ---             ----

 As of January 31, 1999, the Registrant had 5,828,783 shares of its common stock outstanding.

                      SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
-------------------------------------------------------------------------------


                                       Assets                                December 31, 1998    June 30, 1998
                                      --------                               ------------------   --------------
Current assets:
           Cash and cash equivalents                                           $   4,132,289       22,874,754
           Receivables, net (note 2)                                              21,207,272       13,118,717
           Inventories (note 3)                                                   16,901,070       10,661,211
           Deferred income taxes                                                   1,494,362        1,600,000
           Prepaid expenses                                                          395,837          288,350
           Other current assets                                                      160,499          335,694
                                                                               -------------      -------------
              Total current assets                                                44,291,329       48,878,726
                                                                               -------------      -------------

Property and equipment, at cost                                                    8,203,451        6,776,965
           Less accumulated depreciation                                           2,644,415        2,316,689
                                                                               -------------      -------------
              Net property and equipment                                           5,559,036        4,460,276
                                                                               -------------      -------------

Intangible assets, net                                                            39,630,195       16,694,154

Deferred income taxes                                                              4,092,119        4,230,000

Other assets                                                                         107,966           52,031
                                                                               -------------      -------------
              Total assets                                                     $  93,680,645       74,315,187
                                                                               -------------      -------------
                                                                               -------------      -------------

                          Liabilities and Stockholders' Equity
                         -------------------------------------

Current liabilities:
           Current installments of long-term debt                              $      -             3,000,000
           Notes payable to related parties                                       12,401,708            -
           Accounts payable                                                        1,878,828        2,062,373
           Accrued representative commissions                                        436,762          236,228
           Accrued salaries                                                        1,758,207        1,996,431
           Accrued compensated absences                                            1,105,564          743,944
           Income taxes                                                            1,761,076          901,909
           Other current liabilities                                               2,202,347        1,110,315
                                                                               -------------      -------------
              Total current liabilities                                           21,544,492       10,051,200
                                                                               -------------      -------------

              Total liabilities                                                   21,544,492       10,051,200
                                                                               -------------      -------------

Stockholders' equity:
           Common stock, no par value; 100,000,000 shares authorized,
              5,828,783 issued and outstanding at December 31, 1998
              5,678,200 issued and outstanding at June 30, 1998                   49,849,575       47,778,033
           Common stock warrants                                                      38,425           70,118
           Accumulated other comprehensive income                                    305,891            -
           Retained earnings                                                      21,942,262       16,415,836
                                                                               -------------      -------------
               Total stockholders' equity                                         72,136,153       64,263,987
                                                                               -------------      -------------

               Total liabilities and stockholders' equity                      $  93,680,645       74,315,187
                                                                               -------------      -------------
                                                                               -------------      -------------



        See accompanying notes to condensed consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
-------------------------------------------------------------------------------


                                                           Six Months Ended December 31           Three Months Ended December 31
                                                         --------------------------------       ---------------------------------
                                                              1998             1997                   1998             1997
                                                         --------------     -------------       ---------------    --------------
Sales                                                     $ 51,494,920       34,741,648            26,942,047       18,379,139

Cost of sales                                               21,176,572       15,261,910            11,529,132        8,262,189
                                                           ------------     ------------          ------------     -------------
            Gross Profit                                    30,318,348       19,479,738            15,412,915       10,116,950

Selling, general and administrative expense                 11,813,429        7,672,738             6,028,262        4,215,961

Research and development expense                             6,855,574        3,672,969             3,698,989        1,890,086

Acquired in-process research and
       development charge                                      527,514            -                     -                -

Amortization of intangible assets                            1,702,238          896,478               882,192          446,707
                                                           ------------     ------------          ------------     -------------
            Operating income                                 9,419,593        7,237,553             4,803,472        3,564,196
                                                           ------------     ------------          ------------     -------------

Interest income                                                193,445          567,814                73,307          283,140

Interest expense                                               (39,629)         (95,067)              (32,363)         (48,454)

Foreign exchange gains                                          57,266            -                    57,266            -
                                                           ------------     ------------          ------------     -------------
                                                               211,082          472,747                98,210          234,686
                                                           ------------     ------------          ------------     -------------

Income before income taxes and minority interest             9,630,675        7,710,300             4,901,682        3,798,882

Income taxes                                                 3,659,866        3,123,500             1,843,737        1,539,500
                                                           ------------     ------------          ------------     -------------

Income before minority interest                              5,970,809        4,586,800             3,057,945        2,259,382

Minority interest                                              444,383            -                   208,702            -
                                                           ------------     ------------          ------------     -------------

Net income                                                $  5,526,426        4,586,800             2,849,243        2,259,382
                                                           ------------     ------------          ------------     -------------
                                                           ------------     ------------          ------------     -------------

Net income per common share                               $       0.95             0.83                  0.49             0.41
                                                                 -----            ------                ------           ------

Net income per common share -
       assuming dilution                                  $       0.90             0.76                  0.47             0.37
                                                                 -----            ------                ------           ------





        See accompanying notes to condensed consolidated financial statements

                       SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                       Common
                                                                        stock              Common
                                                             ----------------------        stock         Retained
                                                              Shares        Amount        warrants       earnings
                                                             ---------  ------------     ---------    --------------
Balance at June 30, 1998                                     5,678,200  $ 47,778,033     $  70,118    $  16,415,836
Exercise of stock options
       and warrants                                            136,583     1,143,592       (31,693)            -
Stock issued for business acquisition                           24,000       713,878          -                -
Stock repurchased and retired                                  (10,000)     (181,928)         -                -
Income tax benefit from stock
       options exercised                                          -          396,000          -                -
Comprehensive income
       Net income                                                 -          -                -           5,526,426
       Other comprehensive income, net of tax:
           Foreign currency translation adjustment,
                 net of deferred income taxes of $405,484         -          -                -                -
                                                            ----------  ------------     ----------   --------------
Comprehensive income
Balance at December 31, 1998                                 5,828,783  $ 49,849,575     $  38,425    $  21,942,262
                                                            ----------  ------------     ----------   --------------
                                                            ----------  ------------     ----------   --------------


                                                                                 Accumulated        Total
                                                                                    Other           stock-
                                                               Comprehensive    Comprehensive      holders'
                                                                  Income           Income           equity
                                                               -------------    --------------    ---------
Balance at June 30, 1998                                       $      -          $      -         $  64,263,987

Exercise of stock options
       and warrants                                                   -                 -             1,111,899
Stock issued for business acquisition                                 -                 -               713,878
Stock repurchased and retired                                         -                 -              (181,928)
Income tax benefit from stock
       options exercised                                              -                 -               396,000
Comprehensive income
       Net income                                               5,526,426               -             5,526,426
       Other comprehensive income, net of tax:
           Foreign currency translation adjustment,
                 net of deferred income taxes of $405,484         305,891            305,891            305,891
                                                               ----------        -----------       ------------
Comprehensive income                                           $5,832,317
                                                               ----------
                                                               ----------
Balance at December 31, 1998                                                     $   305,891       $ 72,136,153
                                                                                 -----------       ------------
                                                                                 -----------       ------------


       See accompanying notes to condensed consolidated financial statements

                      SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                           Six Months Ended December 31
                                                                                     --------------------------------------
                                                                                             1998                 1997
                                                                                             ----                 ----
Cash flows from operating activities:

     Net income                                                                       $    5,526,426            4,586,800
                                                                                      --------------         -------------
     Adjustments to reconcile net income to net
         cash provided by operating activities:

             Depreciation                                                                    813,772              397,841
             Amortization of intangible assets                                             1,702,238              896,478
             Bad debt expense                                                                100,509              171,486
             Deferred income taxes                                                          (261,818)             160,000
             (Gain) loss on disposition of assets                                             29,469               (4,871)
             Gain on foreign currency transaction                                            (57,266)                -
             Imputed interest                                                                   -                  91,875
             Acquired in-process research and development charge                             527,514                 -
             Minority interest                                                               444,383                 -
             Changes in assets and liabilities, net of effects of acquisitions:
                 Receivables                                                              (2,131,023)            (851,407)
                 Inventories                                                              (2,654,339)            (454,572)
                 Prepaids and other assets                                                   120,003             (116,838)
                 Accounts payable                                                         (1,025,731)              98,153
                 Accrued representative commissions                                          200,534              (27,017)
                 Accrued salaries                                                         (2,213,024)            (646,110)
                 Accrued compensated absences                                                129,206               69,037
                 Income taxes                                                             (1,126,568)          (2,859,640)
                 Other current liabilities                                                    41,411              (96,802)
                                                                                      --------------         -------------
                     Net adjustments                                                      (5,360,730)          (3,172,387)
                                                                                      --------------         -------------

                     Net cash provided by operating activities                               165,696            1,414,413
                                                                                      --------------         -------------

Cash flows from investing activities:
     Cash received from sale of assets                                                           201               50,000
     Business acquisitions, net of cash acquired (note 5)                                (14,353,448)          (5,565,603)
     Acquisition of property and equipment                                                (1,373,109)          (1,571,149)
                                                                                      --------------         -------------
                     Net cash used by investing activities                               (15,726,356)          (7,086,752)
                                                                                      --------------         -------------
Cash flows from financing activities:
     Payments on notes payable to related parties                                         (1,607,467)                -
     Payments on long-term borrowings and capital leases                                  (3,000,000)          (1,013,316)
     Proceeds from exercise of stock options and warrants                                  1,111,899            1,479,808
     Repurchase of common stock, net                                                        (181,928)                -
     Income tax benefit of stock options exercised                                           396,000            1,637,977
                                                                                      --------------         -------------
                     Net cash provided (used) by financing activities                     (3,281,496)           2,104,469
                                                                                      --------------         -------------


                                     (Continued)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------


                                                                                   Six Months Ended December, 31
                                                                               -----------------------------------
                                                                                    1998                 1997
                                                                                    ----                 ----
Effect of exchange rate changes on cash                                              99,691                   -

Net change in cash and cash equivalents                                         (18,842,156)            (3,567,870)

Cash and cash equivalents at beginning of period                                 22,874,754             21,661,671
                                                                               ------------            -----------
Cash and cash equivalents at end of period                                     $  4,132,289             18,093,801
                                                                               ------------            -----------
                                                                               ------------            -----------

Supplemental disclosure of cash flow information:

     Interest paid                                                             $     12,327                  3,192
     Income taxes paid                                                            2,512,390              4,185,163

     Noncash financing and investing activities:

     Accrued acquisition costs                                                 $    284,344                   -
     Debt issued for exercise of option to purchase minority interest            10,722,955                   -
     Stock issued for acquisition                                                   713,878                   -

     Summary of assets acquired and liabilities assumed through acquisition:

             Cash and cash equivalents                                         $    531,475                239,021
             Receivables                                                          5,314,703                943,917
             Inventories                                                          3,378,652                475,311
             Deferred income taxes                                                 (105,638)                  -
             Prepaid expenses and other current assets                              102,512                 21,111
             Goodwill                                                            13,120,525              4,532,254
             Covenant not to compete                                                200,000                   -
             Property and equipment                                                 556,258                 25,817
             Note payable - related party                                        (2,865,603)                  -
             Accounts payable                                                      (851,903)              (176,737)
             Accrued representative commissions                                        -                   (40,240)
             Accrued salaries                                                    (1,753,948)               (73,938)
             Accrued compensated absences                                           (82,225)                (9,971)
             Income taxes                                                        (1,888,522)               (54,037)
             Other current liabilities                                             (771,363)               (77,884)
                                                                               ------------            -----------
                                                                               ------------            -----------



       See accompanying notes to condensed consolidated financial statements

                      SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998
                                    (Unaudited)
--------------------------------------------------------------------------------


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



2)   RECEIVABLES, NET

     Receivables, net consisted of the following:

                                                                      December 31, 1998        June 30, 1998
                                                                      -----------------        -------------
                  Accounts receivable                                    $ 21,850,149             13,408,656
                          Less: allowance for doubtful accounts              (642,877)              (289,939)
                                                                         ------------          -------------
                                                                         $ 21,207,272             13,118,717
                                                                         ------------          -------------
                                                                         ------------          -------------

3)   INVENTORIES

     Inventories are valued at standard cost, which approximates weighted average cost, does not exceed market and consists of the following:

                                                                      December 31, 1998        June 30, 1998
                                                                      -----------------        -------------
                  Raw materials                                         $   8,093,399              4,970,267
                  Work in process                                           4,657,392              3,709,312
                  Finished goods                                            4,150,279              1,981,632
                                                                        -------------             ----------

                                                                         $ 16,901,070             10,661,211
                                                                        -------------             ----------
                                                                        -------------             ----------




4)   EARNINGS PER SHARE

     Effective with the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, all previously reported earnings (loss) per share amounts have been restated to comply with SFAS No. 128. Net income per common share is based on weighted average shares outstanding. Net income per common share -- assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

     A reconciliation of the numerator and denominator of the per share and per share -- assuming dilution calculation follows:

                      SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998
                                    (Continued)
--------------------------------------------------------------------------------


                                                                        Six Months Ended December 31
                                                  -------------------------------------------------------------------------
                                                                   1998                                1997
                                                  -------------------------------------------------------------------------
                                                      Income       Shares     Per-Share    Income      Shares     Per-Share
                                                    (Numerator) (Denominator)   Amount   (Numerator)(Denominator)  Amount
                                                    ----------- ------------ ----------- ---------- ------------ ----------
       NET INCOME PER COMMON SHARE
       Net Income                                    $5,526,426    5,821,739    $0.95    $4,586,800    5,523,794    $0.83
                                                                                -----                               -----
                                                                                -----                               -----
       EFFECT OF DILUTIVE SECURITIES
       Dilutive options and warrants                                 356,276                             550,714
                                                    ----------- ------------             ---------- ------------
       NET INCOME PER COMMON SHARE
       -- ASSUMING DILUTION
       Net Income                                    $5,526,426    6,178,015    $0.90    $4,586,800    6,074,508    $0.76
                                                                                -----                               -----
                                                                                -----                               -----


                                                                       Three Months Ended December 31
                                                  -------------------------------------------------------------------------
                                                                   1998                                1997
                                                  -------------------------------------------------------------------------
                                                      Income       Shares    Per-Share     Income      Shares    Per-Share
                                                    (Numerator) (Denominator)  Amount    (Numerator)(Denominator) Amount
                                                    ----------- ------------ ----------- ---------- ------------ ----------
       NET INCOME PER COMMON SHARE
       Net Income                                    $2,849,243    5,832,058   $0.49     $2,259,382    5,576,670   $0.41
                                                                                -----                               -----
                                                                                -----                               -----
       EFFECT OF DILUTIVE SECURITIES
       Dilutive options and warrants                                 279,284                             615,133
                                                    ----------- ------------             ---------- ------------
       NET INCOME PER COMMON SHARE
       -- ASSUMING DILUTION
       Net Income                                    $2,849,243    6,111,342   $0.47     $2,259,382    6,191,803   $0.37
                                                                                -----                               -----
                                                                                -----                               -----


     For the six and three-months ended December 31, 1998 and 1997, options to purchase 891,181 and 1,046,703 shares and 286,494 and 223,687 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share -- assuming dilution because the options' exercise price was greater than the average market price of the common shares.

5)   BUSINESS ACQUISITIONS

     On August 12, 1998 The Company completed the purchase of V-I Computer ("V-I"). Based in Encinitas, California, V-I designs, manufactures, and markets CPU boards based on the Motorola PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. The Company acquired all of the outstanding capital stock of V-I for a
     total purchase price of $5.3 million.   Of the $5.3 million, $5.0
     million was paid in cash to the sellers at closing, and $0.2 million was paid in cash to the sellers on October 13, 1998, upon finalizing the closing balance sheet. The remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. The financial results of V-I have been included in the Company's Consolidated Financial Statements from August 12, 1998.

     On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR Industrial Computers GmbH ("OR"). Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ortec Electronic Assembly GmbH ("ortec"), a Mindelheim, Germany-based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary, SBS Embedded Computers, Inc., based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and

                      SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998
                                    (Continued)
--------------------------------------------------------------------------------

     100% of OR Computers Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and 24,000 shares of common stock valued at $713,878 at closing. In addition, the Company and the shareholders of both OR and ortec entered into exclusive option agreements whereby the Company could acquire the remaining shares of both companies on February 28, 1999. In December 1998, the Company modified the option agreements, accelerating the purchase of the remaining interest in OR and ortec from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interest in the two companies based in Germany was DM 17.2 million, approximately $10.3 million based on the exchange rate on December 9, 1998. Additional purchase price of DM 0.6 million, approximately $0.4 million was calculated based on sales volume between July 1, 1998 and December 31, 1998. The Company will disburse the cash, including interest at 4.0%, on February 28, 1999. Acquisition costs associated with both purchases were approximately $1.1 million. The acquisitions were accounted for using the purchase method of
     accounting and goodwill is being amortized over 10 years.   In
     connection with the initial acquisition, the Company recorded a $0.5 million earnings charge, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, Compact PCI, and PC Compact products that were under development at the time of the acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed such that no additional in-process research and development was acquired. The financial results of OR, ortec, and OR Computers, Inc. have been included in the Company's Consolidated Financial Statements from July 1, 1998.

     On November 24, 1997, the Company completed the purchase of Micro Alliance, Inc. ("Micro Alliance"), a privately held San Diego, California county-based manufacturer of industrial computer enclosures and systems. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM applications. The Company acquired all of the outstanding capital stock of Micro
     Alliance for a total purchase price of $5.8 million. Of this total purchase price, $5.7 million was paid in cash, $250,000 of which was placed in a joint escrow account until the earlier of resolution of certain tax issues or the end of any applicable statute of limitations, and the remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997.

     The following pro forma consolidated results of operations have been prepared as if the acquisitions of Micro Alliance, OR, ortec, OR Computers Inc. and V-I had occurred at July 1, 1997:



                                                            ($ in millions except per share amounts)

                                                            Six Months Ended                Three Months Ended
                                                              December 31                      December 31
                                                              -----------                      -----------

                                                         1998            1997             1998            1997
                                                         ----            ----             ----            ----
       Sales                                             52.1            47.0             26.9            26.0
       Net income                                         5.4             4.6              2.7             2.8
       Net income per common share                        .93             .82              .49             .49

       Net income per common share --
       assuming dilution                                  .88             .75              .46             .44

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1998
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND IS SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE:
GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST, AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.


RECENT ACQUISITIONS

On August 12, 1998, the Company completed the purchase of V-I. Based in Encinitas, California, V-I designs, manufactures, and markets CPU boards based on the Motorola PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. The Company acquired all of the outstanding
capital stock of V-I for a total purchase price of $5.3 million.   Of the $5.3
million, $5.0 million was paid in cash to the sellers at closing, and $0.2 million was paid in cash to the sellers on October 13, 1998, upon finalizing the closing balance sheet. The remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over 10 years. The financial results of V-I have been included in the Company's Consolidated Financial Statements from August 12, 1998.

On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ortec, a Mindelheim, Germany-based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary, SBS Embedded Computers, Inc., based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and 24,000 shares of common stock valued at $713,878 at closing. In addition, the Company and the shareholders of both OR and ortec entered into exclusive option agreements whereby the Company could acquire the remaining shares of both companies on February 28, 1999. In December 1998, the Company modified the option agreements, accelerating the purchase of the remaining interest in OR and ortec from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interest in the two companies based in Germany was DM 17.2 million, approximately $10.3 million based on the exchange rate on December 9, 1998. Additional purchase price of DM 0.6 million, approximately $0.4 million was calculated based on sales volume between July 1, 1998 and December 31, 1998. The Company will disburse the cash, including interest at 4.0% on February 28, 1999. Acquisition costs associated with both purchases were approximately $1.1 million. The acquisitions were accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. In connection with the initial acquisition, the Company recorded a $0.5 million earnings charge, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that does not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, Compact PCI, and PC Compact products that were under development at the time of the acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed such that no additional in-process research and development was acquired. The financial results of OR, ortec, and OR Computers, Inc. have been included in the Company's Consolidated Financial Statements from July 1, 1998.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1998
--------------------------------------------------------------------------------

On November 24, 1997, the Company completed the purchase of Micro Alliance, a privately held San Diego, California county-based manufacturer of industrial computer enclosures and systems. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM applications. The Company acquired all of the outstanding capital stock of Micro Alliance for a total purchase price of $5.8 million. Of this total purchase price, $5.7 million was paid in cash, $250,000 of which was placed in a joint escrow account until the earlier of resolution of certain tax issues or the end of any applicable statute of limitations, and the remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over a ten-year period. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997.

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Micro Alliance, OR, ortec, OR Computers Inc. and V-I had occurred at July 1, 1997:

                                                  ($ in millions except per share amounts)

                                            Six Months Ended                Three Months Ended
                                              December 31                       December 31
                                          ---------------------             ---------------------
                                          1998             1997             1998             1997
                                          ----             ----             ----             ----
Sales                                     52.1             47.0             26.9             26.0
Net income                                 5.4              4.6              2.8              2.7
Net income per common share                .93              .82              .49              .49

Net income per common share --
assuming dilution                          .88              .75              .46              .44

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

SALES.   For the six-month period ended December 31, 1998, sales increased
48.2%, or $16.8 million, from $34.7 million for the six-month period ended December 31, 1997, to $51.5 million. Of this 48.2% increase, sales contributed by V-I, which was acquired on August 12, 1998, comprised 10.1%, sales contributed by OR, ortec, and OR Computers Inc., which were acquired on July 1, 1998, comprised 20.8%, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 10.2%, and 7.1% was attributable to the Company's other product lines. During the six-month period ended December 31, 1998, prices for the Company's products remained firm, and unit shipments increased across all product lines, with the exception of the Company's CPU product line, which declined compared to the six-month period
ended December 31, 1997.   The sales of the Company's Modular I/O products
increased only 4% compared to the six month period ended December 31, 1997, by the current slowdown in the semiconductor industry from the Asian currency and economic crisis. The effect on the Company's consolidated results of operations was minimal, as historically sales of the Company's Modular I/O products to Asian and semiconductor customers have been less than 5% of the Company's total sales. Management currently believes that this slowdown will continue to affect its operations through the balance of fiscal 1999.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1998
                                    (Continued)
--------------------------------------------------------------------------------

GROSS PROFIT. For the six-month period ended December 31, 1998, gross profit increased 55.6%, or $10.8 million, from $19.5 million for the six-month period ended December 31, 1997, to $30.3 million. Of this 55.6%, 19.8% was due to the acquisitions of V-I, OR, ortec, OR Computers Inc. and Micro Alliance, and 35.8% was due to increased sales volume and a favorable change
in the mix of sales in the Company's other product areas.   For the six-month
period ended December 31, 1998, gross profit as a percentage of sales increased to 58.9% from 56.1% for the six-month period ended December 31, 1997. This increase was primarily due to increased sales volume over fixed costs, material costs improvements and a higher percentage of sales of the Company's Telemetry, Avionics Interface, and Connectivity products, which generally yield higher margins than the Company's other products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.   For the six-month period ended
December 31, 1998, selling, general and administrative (SG&A) expense increased 54.0%, or $4.1 million, from $7.7 million for the six-month period ended December 31, 1997, to $11.8 million. Of this 54.0% increase, 29.4% resulted from the added expenditures due to the acquisitions of V-I, OR, ortec, OR Computers Inc. and Micro Alliance, and 24.6% was due to additional salaried sales personnel as the Company transitioned from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. For the same reasons, for the six-month period ended December 31, 1998, SG&A expense as a percentage of sales increased to 22.9% from 22.1% in the six-month period ended December 31, 1997.

RESEARCH AND DEVELOPMENT EXPENSE.   For the six-month period ended December 31,
1998, research and development expense (R&D) increased 86.6%, or $3.2 million, from $3.7 million for the six-month period ended December 31, 1997, to $6.9 million. Of this 86.6% increase, 39.5% resulted from the added expenditures due to the acquisitions of V-I, OR and Micro Alliance, and 47.1% was due to increased investment in new products in the Company's other product areas.
For the same reasons, for the six-month period ended December 31, 1998, R&D expense as a percentage of sales increased to 13.3% from 10.6% in the six-month period ended December 31, 1997.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. For the six-month period ended December 31, 1998, in connection with the acquisition of OR completed on July 1, 1998, the Company recorded a $0.5 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles (see "Recent Acquisitions" above).

AMORTIZATION OF INTANGIBLE ASSETS. For the six-month period ended December 31, 1998, amortization of intangible assets increased 89.9%, or $804,000, from $896,000 for the six-month period ended December 31, 1997, to $1.7 million.
This increase was the result of the amortization of goodwill associated with the acquisitions of V-I, OR, ortec, and Micro Alliance.

INTEREST INCOME, NET OF INTEREST EXPENSE. For the six-month period ended December 31, 1998, interest income, net of interest expense decreased 67.5%, or $319,000, from $473,000 for the six-month period ended December 31, 1997, to $154,000. This decrease was due to the reduction in cash resulting from the $3.0 million final payment to the former owners of Bit 3 on July 1, 1998, the $8.8 million payment (net of cash acquired) for the acquisitions of OR, ortec, and OR Computers Inc. and the $5.3 million payment for the acquisition of V-I, as well as the elimination of the imputed interest expense associated with the notes payable to the former owners of Bit 3.

FOREIGN EXCHANGE GAINS. For the six-month period ended December 31, 1998, the $57,000 foreign exchange gain was primarily attributable to the change in exchange rates between December 9, 1998 and December 31, 1998, relating to the DM 17.2 million payment due on February 28, 1999 for the remaining interest in OR and ortec (see "Recent Acquisitions" above).

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1998
                                    (Continued)
--------------------------------------------------------------------------------

INCOME TAXES.   For the six-month period ended December 31, 1998 and the
six-month period ended December 31, 1997, income taxes represented an effective income tax rate of 38.0% and 40.5%, respectively. The decrease in the effective income tax rate was due to U.S. tax planning strategies implemented by the Company, including a research and experimental tax credit, offset by income taxes associated with German consolidated operations calculated at an effective rate of 57.0%.

EARNINGS PER SHARE. For the six-month period ended December 31, 1998, net income per common share was $0.95 compared to $0.83 for the six-month period
ended December 31, 1997.   For the six-month period ended December 31, 1998, net
income per common share assuming dilution was $0.90 compared to $0.76 for the six-month period ended December 31, 1997.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

SALES.   For the three-month period ended December 31, 1998, sales increased
46.6%, or $8.5 million, from $18.4 million for the three-month period ended December 31, 1997, to $26.9 million. Of this 46.6% increase, sales contributed by V-I, which was acquired on August 12, 1998, comprised 13.4%, sales contributed by OR, ortec, and OR Computers Inc., which were acquired on July 1, 1998, comprised 24.0%, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 6.8%, and 2.4% was attributable to the Company's other product lines. During the three-month period ended December 31, 1998, prices for the Company's products remained firm, and unit shipments increased across all product lines, with the exception of the Company's CPU product line, which declined compared to the three-month period ended December 31, 1997. The sales of the Company's Modular I/O products remained flat compared to the three months ended December 31, 1997, being affected by the current slowdown in the semiconductor industry and by effect from the Asian currency and economic crisis. The effect on the Company's consolidated results of operations was minimal, as historically sales of the Company's Modular I/O products to Asian and semiconductor customers have been less than 5% of the Company's total sales. Management currently believes that this slowdown will continue to affect its operations through the balance of fiscal 1999.

GROSS PROFIT. For the three-month period ended December 31, 1998, gross profit increased 52.3%, or $5.3 million, from $10.1 million for the three-month period ended December 31, 1997, to $15.4 million. Of this 52.3%, 38.8% was due to the acquisitions of V-I, OR, ortec, OR Computers Inc. and Micro Alliance, and 13.5% was due to increased sales volume in the Company's other product areas. For the three-month period ended December 31, 1998, gross profit as a percentage of sales increased to 57.2% from 55.0% for the three-month period ended December 31, 1997. This increase was primarily due to increased sales volume over fixed costs, material cost improvements, and additional margin contribution from the Company's connectivity products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.   For the three-month period ended
December 31, 1998, selling, general and administrative (SG&A) expense increased 43.0%, or $1.8 million, from $4.2 million for the three-month period ended December 31, 1997, to $6.0 million. Of this 43.0% increase, 28.9% resulted from the added expenditures due to the acquisitions of V-I, OR, ortec, OR Computers Inc. and Micro Alliance, and 14.1% was due to additional sales and administrative costs commensurate with the growth of the Company. However, for the three-month period ended December 31, 1998, SG&A expense as a percentage of sales decreased to 22.4% from 22.9% in the three-month period ended December 31, 1997, as the increase in sales volume more than offset the increase in expense.

RESEARCH AND DEVELOPMENT EXPENSE.   For the three-month period ended December
31, 1998, research and development expense (R&D) increased 95.7%, or $1.8 million, from $1.9 million for the three-month period ended December 31, 1997, to $3.7 million. Of this 95.7% increase, 49.5% resulted from the added expenditures due to the acquisitions of V-I, OR and Micro Alliance and 46.2% was due to increased investment in new products in the Company's other product areas. For the same reasons, for the three-month period ended December 31, 1998, R&D expense as a percentage of sales increased to 13.7% from 10.3% in the three-month period ended December 31, 1997.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1998
                                    (Continued)
--------------------------------------------------------------------------------

AMORTIZATION OF INTANGIBLE ASSETS. For the three-month period ended December 31, 1998, amortization of intangible assets increased 97.5%, or $435,000, from $447,000 for the three-month period ended December 31, 1997, to $882,000. This increase was the result of the amortization of goodwill associated with the acquisitions of V-I, OR, ortec, and Micro Alliance.

INTEREST INCOME, NET OF INTEREST EXPENSE. For the three-month period ended December 31, 1998, interest income, net of interest expense decreased 82.6%, or $194,000, from $235,000 for the three-month period ended December 31, 1997, to $41,000. This decrease was due to the reduction in cash resulting from the $3.0 million final payment to the former owners of Bit 3 on July 1, 1998, the $8.8 million payment (net of cash acquired) for the acquisitions of OR, ortec, and OR Computers Inc. and the $5.3 million payment for the acquisition of V-I, as well as the elimination of the imputed interest expense associated with the notes payable to the former owners of Bit 3.

FOREIGN EXCHANGE GAINS. For the three-month period ended December 31, 1998, the $57,000 foreign exchange gain was primarily attributable to the change in exchange rates between December 9, 1998 and December 31, 1998, relating to the DM 17.9 million payment due on February 28, 1999 for the remaining interest in OR and ortec (see "Recent Acquisitions" above).

INCOME TAXES.   For the three-month period ended December 31, 1998 and the three-month period ended December 31, 1997, income taxes represented an effective income tax rate of 37.6% and 40.5%, respectively. The decrease in the effective income tax rate was due to U.S. tax planning strategies implemented by the Company, including a research and experimental tax credit, offset by income taxes associated with German consolidated operations calculated at an effective rate of 57.0%.

EARNINGS PER SHARE. For the three-month period ended December 31, 1998, net income per common share was $0.49 compared to $0.41 for the three-month period ended December 31, 1997. For the three-month period ended December 31, 1998, net income per common share-assuming dilution was $0.47 compared to $0.37 for the three-month period ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds, and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures, and operations.

Cash totaled $4.1 million at December 31, 1998, a decrease of $18.8 million from June 30, 1998. This decrease was a result of the acquisitions of V-I, OR, ortec, and OR Computers, Inc. for $14.3 million, net of cash acquired and accrued acquisition costs, $1.4 million for the acquisition of property and equipment, $3.0 million for the final payment to the former owners of Bit 3, $1.6 million paid to the former minority shareholders of OR and ortec for prior year undistributed dividends and $0.2 million for the repurchase of 10,000 shares of the Company's Common Stock in accordance with the Company's Repurchase Plan announced on October 16, 1998 whereby the Company's Board of Directors approved the repurchase of up to 500,000 shares of its Common Stock within a twelve month period, offset by cash flow from operations of $0.2 million, and $1.1 million received from the exercise of stock options and warrants. The Company's growth during the six-month period ended December 31, 1998 caused the Company to increase accounts receivable and inventories, which is the primary reason for the decline in cash flow from operations period to period. Liabilities were in line with the current level of business. The exercise of stock options related to Company stock option plans reduced the Company's tax liability.

On December 1, 1998, the Company entered into a $15.0 million Credit Agreement ("Agreement") with NationsBank, N.A. ("Lender"). The Agreement expires on November 30, 1999. For the quarter ended December 31, 1998 there were no borrowings drawn on the Agreement. The Agreement imposes two performance ratios on the Company. They are a Senior Funded Debt to EBITDA Ratio and a Fixed Charge Coverage Ratio. The Senior Funded Debt to EBITDA Ratio requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1998
                                    (Continued)
--------------------------------------------------------------------------------

subordinated debt, will not be greater than a ratio of 1.25 to 1 when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from the time of measurement. The Fixed Charge Coverage Ratio requires that the ratio of (a) the Company's profit before tax plus interest, depreciation, and amortization expense plus operating lease expense, minus federal income tax and capital expenditures (all for the immediately preceding four fiscal quarters from the time of measurement), to (b) the sum of interest expense plus operating lease expense plus principal payments on debt, (other than debt incurred from this Agreement and the $3.0 million payment made on July 1, 1998 to the former owners of Bit 3), plus distributions (all for the immediately preceding four fiscal quarters from the time of measurement), not be less than 5.00 to 1.00. In addition, the Company is subject to a Tangible Net Worth covenant whereby the Company shall not permit its total shareholder's equity less the net book value of intangible assets less unamortized debt discount and expenses, to be less than the sum of $36.0 million plus 75% of the cumulative consolidated net income for each calendar quarter commencing on October 1, 1998, through the quarter of measurement, plus 75% of the amount of any proceeds received from the issuance of any additional shares of stock or other equity instruments, provided however, that the required Tangible Net Worth was reduced by $8.0 million from and after the date that the Company exercised its option to purchase the minority share of OR and ortec. The Company also is prohibited from disposing of or acquiring certain assets and businesses, making certain distributions (including dividends), and purchasing or redeeming or incurring any liability to purchase or redeem any capital stock without the permission of the Lender. The Company can borrow against the Agreement with an interest rate based on the Lender's prime rate or LIBOR in accordance with the following LIBOR margin. Using the LIBOR option, if the Company's Senior Funded debt to EBITDA Ratio is less than 0.50, the interest rate is LIBOR plus 1.50%, or if the Company's Senior Funded Debt to EBITDA Ratio is greater than or equal to 0.50 but less than or equal to 1.25, the interest rate is LIBOR plus 1.75%. Commencing on January 1, 1999, the Company is assessed an annual non-refundable fee equal to 0.20% times the average daily unused portion of the $15.0 million commitment during each calendar quarter. The Agreement is guaranteed by Guaranty Agreements provided by each of the Company's subsidiaries except for the Company's German subsidiaries. At December 31, 1998, the Company was in compliance with all of the covenants of the Agreement. Management believes that its financial resources, including its internally generated funds, and debt capacity will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the six-month period ended December 31, 1998, there was no significant impact from inflation or changing prices on the Company's sales or income from operations.

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

YEAR 2000 TASK FORCE. The Company assembled, in April 1998, an internal task force, chaired by the CEO and comprised of senior managers throughout the Company, to review its products, business and engineering applications and suppliers and develop contingency plans for Y2K readiness to be completed by the end of calendar 1999. These contingency plans are under development and include such options as multiple sources of components and subcontract assembly. The goal of the task force is to minimize the effect that Y2K issues will have on the Company and its customers. The CEO of the Company updates the Board of Directors on its Y2K readiness at each scheduled Board Meeting.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1998
                                    (Continued)
--------------------------------------------------------------------------------

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

PRODUCTS. The Company has assessed the capability of all its existing and legacy products to handle the year 2000. In addition, all products under development have been reviewed to ensure Y2K readiness prior to release. Certain of the Company's computer processor board level products and integrated computer systems utilize computer chips that include built in operating systems ("BIOS") allowing the computer to initialize and load software. For many users, software is provided by sources other than the Company. As with the typical PC computer, the assessment of whether a complete system will operate correctly may depend on the BIOS capability and software. To the extent that older BIOS or software are not Y2K ready, they may need to be upgraded or replaced. All of the Company's existing businesses have sent letters to all of their current and former customers indicating to them which of the Company's products may not be Y2K ready, depending on their application, and what steps need to be taken to ensure Y2K readiness, or the need for replacement. In addition, the Company has posted on its web site (http://www.sbs.com) Y2K readiness information on all of its products.

COSTS. The Company expects the cost of its Y2K assessment, including both incremental spending and reallocated resources, will not be material, and will be absorbed within the normal capital equipment and operating expenditures of the Company. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of "Y2K readiness" and since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results.

CUSTOMERS. Because the Company has no customer which comprises more than 5% of its sales, the Company believes that the effect of a failure of any single customer to continue to purchase goods and services from the Company due to non-Y2K readiness will not be material to the operations of the Company. The Company sells its products and services to many hundreds of customers. Some of the Company's customers may not become Y2K ready, in which case, the Company cannot assure that their lack of readiness, in the aggregate, will not have a material effect on the Company's operations.

                       SBS TECHNOLOGIES INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 DECEMBER 31, 1998
                                    (Continued)
--------------------------------------------------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's liquid investment is cash invested either in money market accounts or in overnight repurchase agreements. The Company's debt as of December 31, 1998 and June 30,1998 was at a fixed interest rate maturing within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

In conjunction with the acquisition of the minority interest of OR and ortec on December 9, 1998, the Company has a note payable for DM 17.9 million due on February 28, 1999 ( See "Recent Acquisitions" above). Accordingly, the Company is subject to potentially adverse movements in the foreign currency exchange rates. As of February 1999, the Company has not entered into any foreign exchange forward contracts to reduce its exposure to changes in the foreign currency exchange rate related to the note payable.

 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults by the Company upon its Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders
          The following items were submitted to a vote and approved at the Annual Meeting of Stockholders held on November 9, 1998:

                               TABULATION OF VOTES

         ------------------------------------------------------------------------------------------------------------
                                                                                   Against or     Abstentions and
                                Item Voted                              For         Withheld      Broker Non-Votes
         ------------------------------------------------------------------------------------------------------------
         Election of Directors:
             Scott A. Alexander                                        5,179,848      37,142                 0
             Warren W. Andrews                                         5,179,948      37,042                 0
             Christopher J. Amenson                                    5,179,758      37,232                 0
             William J. Becker                                         5,176,648      40,342                 0
             Lawrence A. Bennigson                                     5,179,748      37,242                 0
             James E. Dixon, Jr.                                       5,179,458      37,532                 0
             W. Keith McDonald                                         5,179,298      37,692                 0
             Alan F. White                                             5,180,048      36,942                 0
         ------------------------------------------------------------------------------------------------------------

         Ratification of KPMG Peat Marwick LLP as the Company's
         independent auditor for fiscal year
         ending 1999.                                                  5,190,617      17,343             9,030
         ------------------------------------------------------------------------------------------------------------


Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

               03.i      (1)  Articles of Incorporation, as amended.
               03.ii     (1)  Bylaws, as amended.
               10.ai     (1)  Credit Agreement between SBS Technologies Inc., as
                              borrower, and NationsBank, N.A., as lender, dated
                              December 1, 1998.
               10.aj     (1)  Alteration Contract and Acceptance between SBS
                              Technologies Holding GmbH and OR Industrial
                              Computers GmbH dated December 9, 1998.
               10.ak     (1)  Alteration Contract and Acceptance between SBS
                              Technologies Holding GmbH and ortec Electronic
                              Assembly GmbH dated December 9, 1998.
               27.            Financial Data Schedule

     (b) Reports on Form 8-K - On December 18, 1998, the Company filed Form 8-K relating to the amendment of the option agreements to purchase the remaining interest in the OR companies.




     (1)       See Exhibit Index on Page 20

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SBS TECHNOLOGIES, INC.



Date:  February 16, 1999                /s/ Christopher J. Amenson
                                        --------------------------
                                        Chairman and Chief Executive Officer




Date:  February 16, 1999                /s/ James E. Dixon, Jr.
                                        -----------------------
                                        Vice President of Finance &
                                        Administration

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit Number                     Description                                           Method of Filing
--------------       -----------------------------------------------------      ------------------------------
03.i  (1)            Articles of Incorporation, as amended.                                   - -

03.ii (2)            Bylaws, as amended.                                                      - -

10.ai                Credit Agreement between SBS Technologies Inc., as
                     borrower, and NationsBank, N.A., as lender, dated
                     December 1, 1998.                                          Filed herewith electronically

10. aj               Alteration Contract and Acceptance between
                     SBS Technologies Holding GmbH and OR Industrial
                     Computers GmbH dated December 9, 1998.                     Filed herewith electronically

10. ak               Alteration Contract and Acceptance between
                     SBS Technologies Holding GmbH and ORTEC Electronic
                     Assembly GmbH dated December 9, 1998.                      Filed herewith electronically

27.                  Financial Data Schedule                                    Filed herewith electronically



(1) Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(2) Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.