Form 10-Q
period 1999-03-31
SBS TECHNOLOGIES INC
filed 1999-05-14
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------   Exchange Act of 1934 for the quarterly period ended MARCH 31, 1999 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
-------   Exchange Act of 1934


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

                            YES    X         NO
                                -------         -------

              As of April 30, 1999, the Registrant had 5,828,783 shares of its common stock outstanding.

               SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                             (Unaudited)
--------------------------------------------------------------------------------

                                                                   March 31, 1999   June 30, 1998
                                                                   --------------   -------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                      $  2,952,404       22,874,754
     Receivables, net (note 2)                                        20,399,922       13,118,717
     Inventories (note 3)                                             16,349,083       10,661,211
     Deferred income taxes                                             1,972,862        1,600,000
     Prepaid expenses                                                    791,926          288,350
     Other current assets                                                160,598          335,694
                                                                    ------------     ------------
          Total current assets                                        42,626,795       48,878,726
                                                                    ------------     ------------

Property and equipment, at cost                                       10,013,718        6,776,965
     Less accumulated depreciation                                     3,027,880        2,316,689
                                                                    ------------     ------------
          Net property and equipment                                   6,985,838        4,460,276
                                                                    ------------     ------------

Intangible assets, net                                                37,378,992       16,694,154

Deferred income taxes                                                  4,223,763        4,230,000

Other assets                                                             106,466           52,031
                                                                    ------------     ------------
          Total assets                                              $ 91,321,854       74,315,187
                                                                    ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                  $  6,500,000        3,000,000
     Notes payable to related parties                                  1,420,661             --
     Accounts payable                                                  2,458,452        2,062,373
     Accrued representative commissions                                  431,252          236,228
     Accrued salaries                                                  2,615,666        1,996,431
     Accrued compensated absences                                      1,098,595          743,944
     Income taxes                                                        486,025          901,909
     Other current liabilities                                         2,096,095        1,110,315
                                                                    ------------     ------------
          Total current liabilities                                   17,106,746       10,051,200
                                                                    ------------     ------------

          Total liabilities                                           17,106,746       10,051,200
                                                                    ------------     ------------
Stockholders' equity:
     Common stock, no par value; 99,990,000 shares authorized,
        5,828,783 issued and outstanding at March 31, 1999
        5,678,200 issued and outstanding at June 30, 1998             49,996,075       47,778,033
     Common stock warrants                                                38,425           70,118
     Accumulated other comprehensive loss                               (989,891)            --
     Retained earnings                                                25,170,499       16,415,836
                                                                    ------------     ------------
          Total stockholders' equity                                  74,215,108       64,263,987
                                                                    ------------     ------------
          Total liabilities and stockholders' equity                $ 91,321,854       74,315,187
                                                                    ============     ============

      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Nine Months Ended March 31          Three Months Ended March 31
                                                      ------------------------------      ------------------------------
                                                          1999              1998              1999              1998
                                                      ------------      ------------      ------------      ------------
Sales                                                 $ 78,325,058        53,634,931        26,830,138        18,893,283
Cost of sales                                           32,629,023        23,311,661        11,452,451         8,049,751
                                                      ------------      ------------      ------------      ------------
         Gross Profit                                   45,696,035        30,323,270        15,377,687        10,843,532

Selling, general and administrative expense             17,785,933        11,935,699         5,972,504         4,262,961
Research and development expense                        10,642,029         5,607,995         3,786,455         1,935,026
Acquired in-process research and
     development charge                                    527,514              --                --                --
Amortization of intangible assets                        2,849,247         1,418,721         1,147,009           522,243
                                                      ------------      ------------      ------------      ------------
         Operating income                               13,891,312        11,360,855         4,471,719         4,123,302
                                                      ------------      ------------      ------------      ------------

Interest income                                            257,989           831,690            64,544           263,876

Interest expense                                          (166,626)         (141,387)         (126,997)          (46,320)

Foreign exchange gains                                     611,560              --             554,294              --
                                                      ------------      ------------      ------------      ------------
                                                           702,923           690,303           491,841           217,556
                                                      ------------      ------------      ------------      ------------

Income before income taxes and minority interest        14,594,235        12,051,158         4,963,560         4,340,858

Income taxes                                             5,395,189         4,880,600         1,735,323         1,757,100
                                                      ------------      ------------      ------------      ------------

Income before minority interest                          9,199,046         7,170,558         3,228,237         2,583,758

Minority interest                                          444,383              --                --                --
                                                      ============      ============      ============      ============

Net income                                            $  8,754,663         7,170,558         3,228,237         2,583,758
                                                      ============      ============      ============      ============

Net income per common share                           $       1.50              1.29              0.55              0.46
                                                      ============      ============      ============      ============
Net income per common share -
     assuming dilution                                $       1.42              1.17              0.52              0.42
                                                      ============      ============      ============      ============


      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                        Accumulated      Total
                                             Common stock        Common                                    Other         stock-
                                        -----------------------   stock      Retained    Comprehensive  Comprehensive    holders'
                                          Shares       Amount    warrants    earnings        Income         Loss         equity
                                        ---------   -----------  --------   -----------  -------------  -------------  -----------
Balance at June 30, 1998                5,678,200   $47,778,033  $ 70,118   $16,415,836    $       -      $        -   $64,263,987
Exercise of stock options
  and warrants                            136,583     1,143,592   (31,693)            -            -               -     1,111,899
Stock issued for business acquisition      24,000       713,878         -             -            -               -       713,878
Stock repurchased and retired             (10,000)     (181,928)        -             -            -               -      (181,928)
Income tax benefit from stock
  options exercised                             -       542,500         -             -            -               -       542,500
Comprehensive income
  Net income                                    -             -         -     8,754,663    8,754,663               -     8,754,663
  Other comprehensive loss:
    Foreign currency translation
      adjustment                                -             -         -             -     (989,891)       (989,891)     (989,891)
                                        ---------   -----------  --------   -----------   ----------      ----------   -----------
Comprehensive income
Balance at March 31, 1999               5,828,783   $49,996,075  $ 38,425   $25,170,499   $7,764,772      $ (989,891)  $74,215,108
                                        =========   ===========  ========   ===========   ==========      ==========   ===========







      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended March 31
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     ------------     ------------
Cash flows from operating activities:
     Net income                                                                      $  8,754,663        7,170,558
                                                                                     ------------     ------------
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation                                                               1,209,672          672,315
             Amortization of intangible assets                                          2,849,247        1,418,721
             Bad debt expense                                                             186,173          225,430
             Deferred income taxes                                                       (486,427)         240,000
             (Gain) loss on disposition of assets                                          32,142         (232,365)
             Gain on foreign currency transaction                                        (611,560)            --
             Imputed interest                                                                --            137,812
             Acquired in-process research and development charge                          527,514             --
             Minority interest                                                            444,383             --
             Changes in assets and liabilities, net of effects of acquisitions:
                 Receivables                                                           (1,800,679)        (624,112)
                 Inventories                                                           (2,356,594)      (1,972,956)
                 Prepaids and other assets                                               (281,017)         (96,458)
                 Accounts payable                                                        (369,546)         911,388
                 Accrued representative commissions                                       195,024         (140,854)
                 Accrued salaries                                                      (1,333,345)        (212,196)
                 Accrued compensated absences                                             135,782          115,926
                 Income taxes                                                          (2,177,879)      (1,269,577)
                 Other current liabilities                                                 90,911         (263,408)
                                                                                     ------------     ------------
                     Net adjustments                                                   (3,746,199)      (1,090,334)
                                                                                     ------------     ------------

                     Net cash provided by operating activities                          5,008,464        6,080,224
                                                                                     ------------     ------------

Cash flows from investing activities:
     Cash received from sale of assets                                                        201           54,200
     Business acquisitions, net of cash acquired (note 5)                             (25,142,486)      (5,565,603)
     Acquisition of property and equipment                                             (3,218,535)      (2,511,448)
                                                                                     ------------     ------------
                     Net cash used by investing activities                            (28,360,820)      (8,022,851)
                                                                                     ------------     ------------

Cash flows from financing activities:
     Payments on notes payable to related parties                                      (1,607,467)      (1,000,000)
     Payments on notes payable                                                         (3,000,000)         (13,316)
     Proceeds from notes payable to bank                                                6,500,000             --
     Proceeds from exercise of stock options and warrants                               1,111,899        1,609,034
     Repurchase of common stock                                                          (181,928)            --
     Income tax benefit of stock options exercised                                        542,500        1,637,977
                                                                                     ------------     ------------
                     Net cash provided by financing activities                          3,365,004        2,233,695
                                                                                     ------------     ------------

                                   (Continued)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               Nine Months Ended March 31
                                                             ------------------------------
                                                                 1999              1998
                                                             ------------      ------------
Effect of exchange rate changes on cash                            65,002              --
Net change in cash and cash equivalents                       (19,987,352)          291,068
Cash and cash equivalents at beginning of period               22,874,754        21,661,671
                                                             ------------      ------------

Cash and cash equivalents at end of period                   $  2,952,404        21,952,739
                                                             ============      ============

Supplemental disclosure of cash flow information:

     Interest paid                                           $     78,978             3,564
     Income taxes paid                                          7,428,969         4,272,200

     Noncash financing and investing activities:
     Stock issued for acquisition                                 713,878              --
     Summary of assets acquired and liabilities assumed
         through acquisition:
             Cash and cash equivalents                       $    531,475           239,021
             Receivables                                        5,314,703           943,917
             Inventories                                        3,378,652           475,311
             Deferred income taxes                               (105,638)             --
             Prepaid expenses and other current assets            102,512            21,111
             Goodwill                                          23,909,563         4,532,254
             Covenant not to compete                              200,000              --
             Property and equipment                               556,258            25,817
             Note payable - related party                      (2,865,603)             --
             Accounts payable                                    (851,903)         (176,737)
             Accrued representative commissions                      --             (40,240)
             Accrued salaries                                  (1,753,948)          (73,938)
             Accrued compensated absences                         (82,225)           (9,971)
             Income taxes                                      (1,888,522)          (54,037)
             Other current liabilities                           (771,363)          (77,884)
                                                             ============      ============



      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting policies as set forth in SBS Technologies, Inc.'s (the "Company") Annual Report on Form 10-K dated September 25, 1998 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year.


2)     RECEIVABLES, NET

       Receivables, net consisted of the following:

                                                   MARCH 31, 1999  JUNE 30, 1998
                                                   --------------  -------------

          Accounts receivable                       $ 20,985,985    13,408,656
            Less: allowance for doubtful accounts       (586,063)     (289,939)
                                                    ------------   -----------
                                                    $ 20,399,922    13,118,717
                                                    ============   ===========

3)     INVENTORIES

       Inventories are valued at standard cost, which approximates weighted average cost, does not exceed market and consists of the following:

                                                   MARCH 31, 1999  JUNE 30, 1998
                                                   --------------  -------------

          Raw materials                              $ 7,277,440    4,970,267
          Work in process                              4,712,188    3,709,312
          Finished goods                               4,359,455    1,981,632
                                                     -----------  -----------

                                                     $16,349,083   10,661,211
                                                     ===========  ===========

4)     EARNINGS PER SHARE

       Net income per common share is based on weighted average shares outstanding. Net income per common share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

       A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Continued)

                                                               Nine Months Ended March 31
                                   ----------------------------------------------------------------------------------
                                                     1999                                      1998
                                   ----------------------------------------  ----------------------------------------
                                     Income         Shares       Per-Share     Income          Shares       Per-Share
                                   (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                   -----------   ------------   -----------  -----------   -------------   ----------
NET INCOME PER COMMON SHARE
Net Income                         $8,754,663      5,824,087      $   1.50   $7,170,558      5,557,505      $   1.29
                                                                  --------                                  --------
EFFECT OF DILUTIVE SECURITIES
Dilutive options and warrants                        344,663                                   585,901
                                   -------------------------                 -------------------------
NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net Income                         $8,754,663      6,168,750      $   1.42   $7,170,558      6,143,406      $   1.17
                                                                  --------                                  --------

                                                               Three Months Ended March 31
                                   ----------------------------------------------------------------------------------
                                                     1999                                      1998
                                   ----------------------------------------  ----------------------------------------
                                     Income         Shares       Per-Share     Income          Shares       Per-Share
                                   (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                                   -----------   ------------   -----------  -----------   -------------   ----------
NET INCOME PER COMMON SHARE
Net Income                         $3,228,237      5,828,783      $   0.55   $2,583,758      5,624,928      $   0.46
                                                                  --------                                  --------

EFFECT OF DILUTIVE SECURITIES
Dilutive options and warrants                        334,882                                   555,061
                                   -------------------------                 -------------------------
NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net Income                         $3,228,237      6,163,665      $   0.52   $2,583,758      6,179,989      $   0.42
                                                                  --------                                  --------

       For the nine and three months ended March 31, 1999 and 1998, options to purchase 922,771 and 1,061,465 and 429,400 and 352,934 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

5)     BUSINESS ACQUISITIONS

       On August 12, 1998, the Company completed the purchase of V-I Computer ("V-I"). Based in Encinitas, California, V-I designs, manufactures, and markets CPU boards based on the Motorola PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. The Company acquired all of the outstanding capital stock of V-I for a total purchase price of $5.3 million. Of the $5.3 million, $5.0 million was paid in cash to the sellers at closing, and $0.2 million was paid in cash to the sellers on October 13, 1998, upon finalizing the closing balance sheet. The remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. The financial results of V-I have been included in the Company's Consolidated Financial Statements from August 12, 1998.

       On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR Industrial Computers GmbH ("OR"). Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC Electronic Assembly GmbH ("ORTEC"), a Mindelheim, Germany-based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary, SBS Embedded Computers, Inc., based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and 24,000 shares of common stock valued at $713,878 at

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Continued)


       closing. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby the Company could acquire the remaining shares of both companies on February 28, 1999. In December 1998, the Company modified the option agreements, accelerating the purchase of the remaining interest in OR and ORTEC from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interest in the two companies based in Germany was DM 18.2 million. The Company disbursed the cash, approximately $10.4 million, including interest at 4%, during the quarter ended March 31, 1999. Acquisition costs associated with both purchases were approximately $1.1 million. The acquisitions were accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. In connection with the initial acquisition, the Company recorded a $0.5 million earnings charge, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed such that no additional in-process research and development was acquired. The financial results of OR, ORTEC, and OR Computers, Inc. have been included in the Company's Consolidated Financial Statements from July 1, 1998.

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

       The following pro forma consolidated results of operations have been prepared as if the acquisitions of Micro Alliance, OR, ORTEC, OR Computers Inc. and V-I had occurred at July 1, 1997:

                                                         Nine Months Ended     Three Months Ended
                                                               March 31             March 31
                                                         -----------------     ------------------
       ($ in millions except per share amounts)
                                                         1999         1998            1998
                                                         ----         ----            ----
       Sales                                             78.9         69.5            22.5
       Net income                                         9.1          7.7             2.4
       Net income per common share                       1.56         1.38             .43
       Net income per common share -
            assuming dilution                            1.47         1.25             .39

       The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

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

On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany-based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary, SBS Embedded Computers, Inc., based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. Effective April 12, 1999, OR Computers Inc. was merged into SBS Embedded Computers Inc. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and 24,000 shares of common stock valued at $713,878 at closing. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby the Company could acquire the remaining shares of both companies on February 28, 1999. In December 1998, the Company modified the option agreements, accelerating the purchase of the remaining interest in OR and ORTEC from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interest in the two companies based in Germany was DM 18.2 million. The Company disbursed the cash, approximately $10.4 million, including interest at 4.0%, during the quarter ended March 31, 1999. Acquisition costs associated with the purchases were approximately $1.1 million. The acquisitions were accounted for using the purchase method of accounting and goodwill is being amortized over 10 years. In connection with the initial acquisition, the Company recorded a $0.5 million earnings charge, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed such that no additional in-process research and development was acquired. The financial results of OR, ORTEC, and OR Computers, Inc. have been included in the Company's Consolidated Financial Statements from July 1, 1998.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999


On November 24, 1997, the Company completed the purchase of Micro Alliance, a privately held San Diego, California county-based manufacturer of industrial computer enclosures and systems. Micro Alliance specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM applications. The Company acquired all of the outstanding capital stock of Micro Alliance for a total purchase price of $5.8 million. Of this total purchase price, $5.7 million was paid in cash, including $250,000 which was placed in a joint escrow account until the earlier of resolution of certain tax issues or the end of any applicable statute of limitations, and the remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over a ten-year period. The financial results of Micro Alliance have been included in the Company's Consolidated Financial Statements from November 24, 1997.

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Micro Alliance, OR, ORTEC, OR Computers Inc. and V-I had occurred at July 1, 1997:

                    ($ in millions except per share amounts)

                                    Nine Months Ended        Three Months Ended
                                         March 31                 March 31
                                         --------                 --------
                                      1999         1998              1998
                                   -------      -------           -------
Sales                                 78.9         69.5              22.5
Net income                             9.1          7.7               2.4
Net income per common share           1.56         1.38               .43
Net income per common share -
    assuming dilution                 1.47         1.25               .39

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.


RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

SALES. For the nine-month period ended March 31, 1999, sales increased 46.0%, or $24.7 million, from $53.6 million for the nine-month period ended March 31, 1998, to $78.3 million. Of this 46.0% increase, sales contributed by V-I, which was acquired on August 12, 1998, comprised 12.2%, sales contributed by OR, ORTEC, and OR Computers Inc., which were acquired on July 1, 1998, comprised 20.6%, sales contributed by Micro Alliance, which was acquired on November 24, 1997, comprised 6.9%, and 6.3% was attributable to the Company's other product lines. During the nine-month period ended March 31, 1999, prices for the Company's products remained firm, and unit shipments increased across all product lines, with the exception of the Company's CPU and Modular I/O product lines, which declined compared to the nine-month period ended March 31, 1998. The sales of the Company's CPU and Modular I/O products decreased 7.5% compared to the nine-month period ended March 31, 1998, primarily due to the effects of a slowdown in the semiconductor industry, the Asian currency and economic crisis, and a decline in capital equipment expenditures in the U.S. Management currently believes that the markets for these products are stabilizing, and as such, currently believes that any further decline will have a minimal effect on its operations.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Continued)


GROSS PROFIT. For the nine-month period ended March 31, 1999, gross profit increased 50.7%, or $15.4 million, from $30.3 million for the nine-month period ended March 31, 1998, to $45.7 million. Of this 50.7%, 35.5% was due to the acquisitions of V-I, OR, ORTEC, OR Computers Inc. and Micro Alliance, and 15.2% was primarily due to increased sales volume over fixed costs and material costs improvements in the Company's other product areas, as well as a higher percentage of sales of the Company's Telemetry, Avionics Interface, and Connectivity products, which generally yield higher margins than the Company's other products. For the same reasons, for the nine-month period ended March 31, 1999, gross profit as a percentage of sales increased to 58.3% from 56.5% for the nine-month period ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine-month period ended March 31, 1999, selling, general and administrative (SG&A) expense increased 49.0%, or $5.9 million, from $11.9 million for the nine-month period ended March 31, 1998, to $17.8 million. Of this 49.0% increase, 25.9% resulted from the added expenditures due to the acquisitions of V-I, OR, ORTEC, OR Computers Inc. and Micro Alliance, and 23.1% was due to additional salaried sales personnel as the Company transitioned from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. For the same reasons, for the nine-month period ended March 31, 1999, SG&A expense as a percentage of sales increased to 22.7% from 22.3% in the nine-month period ended March 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSE. For the nine-month period ended March 31, 1999, research and development expense (R&D) increased 89.8%, or $5.0 million, from $5.6 million for the nine-month period ended March 31, 1998, to $10.6 million. Of this 89.8% increase, 42.8% resulted from the added expenditures due to the acquisitions of V-I, OR and Micro Alliance, and 47.0% was due to increased investment in product development in the Company's other product areas. For the same reasons, for the nine-month period ended March 31, 1999, R&D expense as a percentage of sales increased to 13.6% from 10.5% in the nine-month period ended March 31, 1998.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. For the nine-month period ended March 31, 1999, in connection with the acquisition of the majority interest in OR completed on July 1, 1998, the Company recorded a $0.5 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles (see "Recent Acquisitions" above). In conjunction with the acquisition of the remaining interest in OR, all projects in process at the date of the initial acquisition had been substantially completed such that no additional in-process research and development plan was acquired.

AMORTIZATION OF INTANGIBLE ASSETS. For the nine-month period ended March 31, 1999, amortization of intangible assets increased 100.8%, or $1.4 million, from $1.4 million for the nine-month period ended March 31, 1998, to $2.8 million. This increase was the result of the amortization of goodwill associated with the acquisitions of V-I, OR, ORTEC, and Micro Alliance.

INTEREST INCOME. For the nine-month period ended March 31, 1999, interest income decreased 69.0%, or $574,000, from $832,000 for the nine-month period ended March 31, 1998, to $258,000. This decrease was primarily due to the reduction in interest earned on cash, as the Company's cash decreased due to the $3.0 million final payment to the former owners of Bit 3 on July 1, 1998, the $20.1 million payments (net of cash acquired) for the acquisitions of OR, ORTEC, and OR Computers Inc., the $5.1 million payment (net of cash acquired) for the acquisition of V-I, and $1.3 million in capital expenditures for leasehold improvements for the Company's new facility located in Carlsbad, California.

INTEREST EXPENSE. For the nine-month period ended March 31, 1999, interest expense increased 17.9%, or $26,000, from $141,000 for the nine-month period ended March 31, 1998, to $167,000. This increase was due to interest associated with the $6.5 million of borrowings drawn under the Company's line of credit during the third quarter of fiscal 1999, as well as interest paid on the $10.4 million payment for the remaining interest in OR and ORTEC, partially offset by the elimination of the imputed interest expense associated with the notes payable to the former owners of Bit 3.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Continued)


FOREIGN EXCHANGE GAINS. For the nine-month period ended March 31, 1999, the $612,000 foreign exchange gain was primarily attributable to the change in exchange rates between December 9, 1998 and February 28, 1999, relating to the DM 16.7 million payment made on February 28, 1999 for the remaining interests in OR and ORTEC (see "Recent Acquisitions" above).

INCOME TAXES. For the nine-month period ended March 31, 1999 and the nine-month period ended March 31, 1998, income taxes represented an effective income tax rate of 37.0% and 40.5%, respectively. The decrease in the effective income tax rate was due to U.S. tax planning strategies implemented by the Company, including a research and experimental tax credit and increased use of the Company's foreign sales corporation.

EARNINGS PER SHARE. For the nine-month period ended March 31, 1999, net income per common share was $1.50 compared to $1.29 for the nine-month period ended March 31, 1998. Included in net income per common share for the nine-month period ended March 31, 1999 is $0.07 related to foreign exchange gains and $(0.05) related to the acquired in-process research and development charge. For the nine-month period ended March 31, 1999, net income per common share assuming dilution was $1.42 compared to $1.17 for the nine-month period ended March 31, 1998. Included in net income per common share assuming dilution for the nine-month period ended March 31, 1999 is $0.06 related to foreign exchange gains and $(0.04) related to the acquired in-process research and development charge.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

SALES. For the three-month period ended March 31, 1999, sales increased 42.0%, or $7.9 million, from $18.9 million for the three-month period ended March 31, 1998, to $26.8 million. Of this 42.0% increase, sales contributed by V-I, which was acquired on August 12, 1998, comprised 16.2%, sales contributed by OR, ORTEC, and OR Computers Inc., which were acquired on July 1, 1998, comprised 20.7%, and 5.1% was attributable to the Company's other product lines. During the three-month period ended March 31, 1999, prices for the Company's products remained firm, and unit shipments increased across all product lines, with the exception of the Company's CPU and Modular I/O product lines, which declined compared to the three-month period ended March 31, 1998. The sales of the Company's CPU and Modular I/O products decreased 18.3% compared to the three-month period ended March 31, 1998, primarily due to the effects of a slowdown in the semiconductor industry, the Asian currency and economic crisis, and a decline in capital equipment expenditures in the U.S. Management currently believes that the markets for these products are stabilizing, and as such, currently believes that any further decline will have a minimal effect on its operations.

GROSS PROFIT. For the three-month period ended March 31, 1999, gross profit increased 41.8%, or $4.6 million, from $10.8 million for the three-month period ended March 31, 1998, to $15.4 million. Of this 41.8%, 34.5% was due to the acquisitions of V-I, OR, ORTEC, and OR Computers Inc., and 7.3% was due to increased sales volume in the Company's other product areas. For the three-month period ended March 31, 1999, gross profit as a percentage of sales was 57.3%, consistent with the 57.4% gross profit percentage for the three-month period ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three-month period ended March 31, 1999, selling, general and administrative (SG&A) expense increased 40.1%, or $1.7 million, from $4.3 million for the three-month period ended March 31, 1998, to $6.0 million. Of this 40.1% increase, 20.3% resulted from the added expenditures due to the acquisitions of V-I, OR, ORTEC, and OR Computers Inc., and 19.8% was due to additional sales and administrative costs commensurate with the growth of the Company. For the three-month period ended March 31, 1999, SG&A expense as a percentage of sales was consistent at 22.3% compared to 22.6% in the three-month period ended March 31, 1998, consistent with the increase in sales volume.

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Continued)


RESEARCH AND DEVELOPMENT EXPENSE. For the three-month period ended March 31, 1999, research and development expense (R&D) increased 95.7%, or $1.9 million, from $1.9 million for the three-month period ended March 31, 1998, to $3.8 million. Of this 95.7% increase, 45.3% resulted from the added expenditures due to the acquisitions of V-I and OR and 50.4% was due to increased investment in product development in the Company's other product areas. For the same reasons, for the three-month period ended March 31, 1999, R&D expense as a percentage of sales increased to 14.1% from 10.2% in the three-month period ended March 31, 1998.

AMORTIZATION OF INTANGIBLE ASSETS. For the three-month period ended March 31, 1999, amortization of intangible assets increased 119.6%, or $578,000, from $522,000 for the three-month period ended March 31, 1998, to $1.1 million. This increase was the result of the amortization of goodwill associated with the acquisitions of V-I, OR, and, ORTEC.

INTEREST INCOME. For the three-month period ended March 31, 1999, interest income decreased 75.5%, or $199,000, from $264,000 for the three-month period ended March 31, 1998, to $65,000. This decrease was primarily due to the reduction in interest earned on cash, as the Company's cash decreased due to the $3.0 million final payment to the former owners of Bit 3 on July 1, 1998, the $20.1 million payments (net of cash acquired) for the acquisitions of OR, ORTEC, and OR Computers Inc., the $5.1 million payment (net of cash acquired) for the acquisition of V-I, and the $1.3 million in capital expenditures for leasehold improvements for the Company's new facility located in Carlsbad, California.

INTEREST EXPENSE. For the three-month period ended March 31, 1999, interest expense increased 174.2%, or $81,000, from $46,000 for the three-month period ended March 31, 1998, to $127,000. This increase was due to interest associated with the $6.5 million of borrowings drawn under the Company's line of credit during this quarter, as well as interest paid on the $10.4 million payment for the remaining interest in OR and ORTEC, partially offset by the elimination of the imputed interest expense associated with the notes payable to the former owners of Bit 3.

FOREIGN EXCHANGE GAINS. For the three-month period ended March 31, 1999, the $554,000 foreign exchange gain was primarily attributable to the change in exchange rates between January 1, 1999 and February 28, 1999, relating to the DM
16.7 million payment made on February 28, 1999 for the remaining interest in OR and ORTEC (see "Recent Acquisitions" above).

INCOME TAXES. For the three-month period ended March 31, 1999 and the three-month period ended March 31, 1998, income taxes represented an effective income tax rate of 35.0% and 40.5%, respectively. The decrease in the effective income tax rate was due to U.S. tax planning strategies implemented by the Company, including a research and experimental tax credit and increased use of the Company's foreign sales corporation.

EARNINGS PER SHARE. For the three-month period ended March 31, 1999, net income per common share was $0.55 compared to $0.46 for the three-month period ended March 31, 1998. Included in net income per common share for the three-month period ended March 31, 1999 is $0.06 related to foreign exchange gains. For the three-month period ended March 31, 1999, net income per common share-assuming dilution was $0.52 compared to $0.42 for the three-month period ended March 31, 1998. Included in net income per common share assuming dilution for the three-month period ended March 31, 1999 is $0.06 related to foreign exchange gains.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds, and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures, and operations.

Cash totaled $2.9 million at March 31, 1999, a decrease of $20.0 million from June 30, 1998. This decrease was a result of the acquisitions of V-I, OR, ORTEC, and OR Computers, Inc. for $25.1 million, net of cash acquired, and $1.9 million for the acquisition of property and equipment, $1.3 million in leasehold improvements associated with the Company's new Carlsbad,

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Continued)


California facility, $3.0 million for the final payment to the former owners of Bit 3, $1.6 million paid to the former minority shareholders of OR and ORTEC for prior year undistributed dividends and $0.2 million for the repurchase of 10,000 shares of the Company's Common Stock in accordance with the Company's Repurchase Plan announced on October 16, 1998 whereby the Company's Board of Directors approved the repurchase of up to 500,000 shares of its Common Stock within a twelve month period. These expenditurers were offset by cash flow from operations of $4.9 million, $1.1 million received from the exercise of stock options and warrants, and $6.5 million drawn against the Company's $15.0 million Credit Agreement with NationsBank, N.A. The Company's growth during the nine-month period ended March 31, 1999 caused the Company to increase accounts receivable and inventories, which is the primary reason for the decline in cash flow from operations period to period. Liabilities were in line with the current level of business. The exercise of stock options related to Company stock option plans reduced the Company's tax liability.

On December 1, 1998, the Company entered into a $15.0 million Credit Agreement ("Agreement") with NationsBank, N.A. ("Lender"). The Agreement expires on November 30, 1999. For the quarter ended March 31, 1999 there was $6.5 million of borrowings drawn on the Agreement. The Agreement imposes two performance ratios on the Company. They are a Senior Funded Debt to EBITDA Ratio and a Fixed Charge Coverage Ratio. The Senior Funded Debt to EBITDA Ratio requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.25 to 1 when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from the time of measurement. The Fixed Charge Coverage Ratio requires that the ratio of (a) the Company's profit before tax plus interest, depreciation, amortization expense, and operating lease expense, minus federal income tax and capital expenditures (all for the immediately preceding four fiscal quarters from the time of measurement), to (b) the sum of interest expense plus operating lease expense plus principal payments on debt, (other than debt incurred from this Agreement and the $3.0 million payment made on July 1, 1998 to the former owners of Bit 3), plus distributions (including dividends), all for the immediately preceding four fiscal quarters from the time of measurement, not be less than 5.00 to 1.00. In addition, the Company is subject to a Tangible Net Worth covenant whereby the Company shall not permit its total shareholder's equity less the net book value of intangible assets less unamortized debt discount and expenses, to be less than the sum of $36.0 million plus 75% of the cumulative consolidated net income for each calendar quarter commencing on October 1, 1998, through the quarter of measurement, plus 75% of the amount of any proceeds received from the issuance of any additional shares of stock or other equity instruments. However, the required Tangible Net Worth was reduced by $8.0 million after the date that the Company exercised its option to purchase the minority share of OR and ORTEC. The Company also is prohibited from disposing of or acquiring certain assets and businesses, making certain distributions, and purchasing or redeeming or incurring any liability to purchase or redeem any capital stock without the permission of the Lender. The Company can borrow against the Agreement with an interest rate based on the Lender's prime rate or LIBOR in accordance with the following LIBOR margin. Using the LIBOR option, if the Company's Senior Funded Debt to EBITDA Ratio is less than 0.50, the interest rate is LIBOR plus 1.50%, or if the Company's Senior Funded Debt to EBITDA Ratio is greater than or equal to 0.50 but less than or equal to 1.25, the interest rate is LIBOR plus 1.75%. Commencing on January 1, 1999, the Company is assessed an annual non-refundable fee equal to 0.20% times the average daily unused portion of the $15.0 million commitment during each calendar quarter. The Agreement is guaranteed by Guaranty Agreements provided by each of the Company's subsidiaries except for the Company's German subsidiaries. At March 31, 1999, the Company was in compliance with all of the covenants of the Agreement. Management believes that its financial resources, including its internally generated funds, and debt capacity will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the nine-month period ended March 31, 1999, there was no significant impact from inflation or changing prices on the Company's sales or income from operations.

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE. The Year 2000 ("Y2K") issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Continued)


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

YEAR 2000 TASK FORCE. The Company assembled, in April 1998, an internal task force, chaired by the CEO and comprised of senior managers throughout the Company, to review its products, business and engineering applications and suppliers, and to develop contingency plans for Y2K readiness to be completed by the end of calendar 1999. These contingency plans are under development and include such options as multiple sources of components and subcontract assembly and increasing inventory levels of selected critical components. The goal of the task force is to minimize the effect that Y2K issues will have on the Company and its customers. The CEO of the Company updates the Board of Directors on its Y2K readiness at each scheduled Board Meeting.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. The task force has reviewed all internal business and engineering computer systems and has determined that such systems are either Y2K ready, or has determined the required modification necessary to ensure Y2K readiness, or if the system needs to be replaced. The Company has already been assured that its business information system, installed in 1998 and utilized at most of its locations, is Y2K ready as long as the Company adheres to the supplier's Y2K readiness guidelines. The Company plans to simulate one complete month's operating activity, in a Y2K environment, using its business information software in order to verify its Y2K readiness. Planned completion of this simulation is September 1999. Completion of all required modifications or replacement of internal engineering development applications and systems is planned by the middle of calendar 1999.

SUPPLIERS. The major suppliers to the Company are component parts distributors and contract manufacturers. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company is conducting reviews of its key suppliers to ensure Y2K readiness of as many vendors as possible and has initiated communication with all of its key suppliers to determine to what extent the Company may be vulnerable due to their failure to be Y2K ready. This communication, including site visits by Company personnel, will be ongoing throughout calendar 1999. As a contingency, the Company plans to increase inventory levels of critical components. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company. In the instances where the Company is unable to determine that its vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, the Company is considering contingency plans, including moving to currently identified alternate sources, or developing new alternate sources.

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

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999
                                   (Continued)


COSTS. The Company expects the cost of its Y2K assessment, including both incremental spending and reallocated resources, will not be material and will be absorbed within the normal capital equipment and operating expenditures of the Company. To date, costs incurred and included in the Company's reported financial results have been limited to cost of existing employees assigned to the task force, or outside consultants hired on a temporary basis. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of "Y2K readiness" and since all customer situations cannot be anticipated, particularly those involving third party products, the Company may encounter claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results.

CUSTOMERS. Because the Company has no customer which comprises more than 5% of its sales, the Company believes that the effect of a failure of any single customer to continue to purchase goods and services from the Company due to non-Y2K readiness will not be material to the operations of the Company. The Company sells its products and services to many hundreds of customers. Some of the Company's customers may not become Y2K ready, in which case, the Company cannot assure that their lack of readiness in the aggregate, will not have a material effect on the Company's operations.

EURO CONVERSION

On January 1, 1999 eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members will remain legal tender in the participating countries for the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions and legacy currencies will no longer be legal tender for any transactions, making conversion to the euro complete. The Company has begun to assess its need to adapt information technology and other systems to accommodate euro-denominated transactions, its need to modify fixed assets to accommodate euro-denominated amounts, any potential impact on terms and enforceability of legacy denominated contracts, and potential tax consequences of currency conversion. This assessment is being conducted to determine whether the euro conversion will have a material adverse effect on the Company's financial position, results of operations, or liquidity.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults by the Company upon its Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

                    03.i    (1)  Articles of Incorporation, as amended.
                    03.ii   (1)  Bylaws, as amended.
                    10.al   (1)  Lease Agreement and Amendments between
                                 Mair GmbH & Co, KG and OR Industrial
                                 Computers GmbH, a wholly-owned subsidiary of SBS Technologies Holding GmbH, a wholly-owned subsidiary of SBS Technologies
                                 Inc.

                    27.          Financial Data Schedule

(b)      Reports on Form 8-K - None



         (1)      See Exhibit Index on Page 20

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SBS TECHNOLOGIES, INC.


Date:  May 14, 1999               /s/ Christopher J. Amenson
                                  ----------------------------
                                  President and Chief Executive Officer




Date:  May 14, 1999               /s/ James E. Dixon, Jr.
                                  ----------------------------
                                  Vice President of Finance & Administration

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

10.al                Lease Agreement and Amendments between Mair GmbH & Co, KG
                     and OR Industrial Computers GmbH, a wholly-owned subsidiary of SBS Holding GmbH, a wholly-owned subsidiary of SBS
                     Technologies, Inc.                                                 Filed herewith electronically

27.                  Financial Data Schedule                                            Filed herewith electronically




(1) Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(2) Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.