Form 10-K
period 1999-06-30
SBS TECHNOLOGIES INC
filed 1999-09-23
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


     X    Annual report pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934 for the fiscal year ended JUNE 30, 1999 or

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

                                    Yes __X__ No _____




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )




The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 1, 1999 as reported on The Nasdaq Stock Market-Registered Trademark- was approximately $130,008,966. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 1, 1999, Registrant had 5,837,483 shares of Common Stock outstanding.




                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference into Part III of this Form 10-K Report: (1) Definitive Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held November 11, 1999.

                                     PART I

ITEM 1.  BUSINESS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN, OTHER THAN STATEMENTS OF HISTORICAL FACT, THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY OR MANAGEMENT INTENDS, EXPECTS, PROJECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ASSESSMENTS MADE BY MANAGEMENT OF THE COMPANY IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES TO BE APPROPRIATE. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE ALSO SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES, PRICES, AND OTHER RISK FACTORS LISTED HEREIN. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ACTUAL RESULTS, DEVELOPMENTS AND BUSINESS DECISIONS MAY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.


INTRODUCTION

SBS Technologies, Inc. (the "Company") is a leading manufacturer of embedded computer components and systems used in a variety of applications, such as telecommunications, medical imaging, industrial control, and flight instrumentation, in the commercial and aerospace markets. The Company has three operating segments: the Computer Group, the Aerospace Group, and the European Group. The Company's product lines include CPU (Pentium-Registered Trademark-) and PowerPC-TM- boards, input/output (I/O) modules, avionics modules and analyzers, computer connectivity products, expansion units, real-time networks, telemetry boards, data acquisition software, DIN-rail embedded PCs, and industrial-grade computers. The Company capitalizes on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. The Company intends to continue its growth through a combination of internal growth and acquisitions. Internal growth is achieved through expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

The Company entered the embedded computer market in 1988 with the development of its avionics interface board, which was used in ground-based avionics systems development and test applications. Today the Company's avionics interface and bus analyzer products are the industry standard for quality and innovation designed into major military programs, including the F-22, F-16, B-1 and B-2 as well as in such aerospace projects as the International Space Station.

In 1992, the Company added a second embedded computer product line with the acquisition of SBS Technologies Inc., Telemetry and Communications Products (formerly Berg Systems International) ("Telemetry"), a developer of telemetry interface circuit boards. Telemetry provides open architecture telemetry boards for aircraft, spacecraft, and launch-vehicle telemetry programs. Telemetry pioneered the concept of single-board telemetry solutions nearly a decade ago. The product line currently consists of telemetry receivers, downconverters, BPSK/QPSK modems, bit synchronizers, PCM decommutators, PCM simulators, CCSDS products and application software.

In 1995, the Company added a third embedded computer product line with the acquisition of SBS Technologies, Inc., Modular I/O (formerly GreenSpring Computer Corporation) ("Modular I/O"). Modular I/O designs, manufactures and markets modular I/O solutions using mezzanine standards such as IndustryPack-Registered Trademark-, PCoMIP-TM-, and PMC for use with PCI, CompactPCI, VME, ISA, STD32, PC/104 and stand-alone embedded platforms. Currently, the Company offers over 125 I/O modules for digital I/O, analog I/O, data communications, motion control, field bus, temperature measurement and graphics controller applications.

In August 1996, the Company acquired SBS Technologies, Inc., Embedded Computers (formerly Logical Design Group, Inc.) ("Embedded Computers"), a manufacturer of Intel processor-based CPU boards. This acquisition positioned the Company to take advantage of the growth in the use of both Intel processors and Microsoft software in the embedded computer market which utilizes the VME computer bus architecture.

In November 1996, the Company acquired SBS Technologies, Inc., Connectivity Products (formerly Bit 3 Computer Corporation) ("Connectivity Products"), a provider of high-performance and reliable bus connectivity products that include bus bridges, bus expansion units, and real-time coherent memory networks designed to operate in the most demanding applications.

SBS Technologies, Inc., Industrial Computers (formerly Micro Alliance, Inc.) ("Industrial Computers") was added in November 1997 and specializes in the design and manufacture of rugged, special-purpose PC, and CompactPCI industrial and military computers, enclosures and turnkey systems. It offers a variety of Intel and Sparc CPU boards and system enclosures, including rackmount, benchtop, workstation and portable systems.

On July 1, 1998, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR Industrial Computers GmbH ("OR"), a leading European designer of CPU boards utilized in a wide range of embedded computer applications. Based in Augsburg, Germany, OR designs, manufactures and markets CPU boards based on Intel computer architecture available in the VME, CompactPCI, and PCCompact form factors, as well as VME CPU boards based on the Motorola 680X0 series processors and a series of computer input/output boards. As part of this acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC Electronic Assembly GmbH, ("ORTEC") based in Mindelheim, Germany, a related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary Embedded Computers, based in Raleigh, NC, 100% of the shares of OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the or product line. The Company purchased the remaining shares in OR and ORTEC in December 1998.

On August 12, 1998, the Company purchased 100% of the outstanding shares of SBS Technologies, Inc., Embedded PPC Products (formerly V-I Computer) ("Embedded PPC"). Based in Carlsbad, California, Embedded PPC designs, manufactures and markets CPU boards based on the PowerPC processor for embedded computer applications based on the VME, CompactPCI, PMC and standalone bus architecture standards.

In recent years, the Company has discontinued or divested certain of its operations. From its inception in 1986 until 1995, the Company provided flight simulators for a variety of military aircraft to U.S. and foreign entities. In April 1995, the Company divested the flight simulation business. Additionally, from 1987 through the first half of fiscal 1996, the Company provided engineering services that generated minimal revenue and profit. The Company subsequently exited this business. The Company marketed a Judgmental Use of Force Training System, used to train police and military personnel in the appropriate situational use of force, from 1993 through fiscal year 1997, when the Company sold this business.

The Company was incorporated in New Mexico in November 1986 and began operations in September 1987. The Company's executive offices are located at 2400 Louisiana Boulevard, NE, AFC Building 5, Suite 600, Albuquerque, New Mexico, 87110, and its telephone number is (505) 875-0600. References to the "Company" or "SBS" are to SBS Technologies, Inc. and its consolidated subsidiaries. As of June 30, 1999, the Company had seven subsidiaries, Telemetry, Modular I/O, Embedded Computers, Connectivity Products, Industrial Computers, Embedded PPC and SBS Technologies, Inc. Foreign Holding Company. SBS Technologies Holding GmbH is a subsidiary of SBS Technologies, Inc. Foreign Holding Company. ORTEC is a subsidiary of SBS Technologies Holding GmbH. In June 1999, the Company formed through SBS Technologies Holding GmbH, SBS Technologies Europe GmbH, to market and distribute its U.S. products into Europe. In August, 1999, the Company formed a partnership between SBS Technologies Holding GmbH, OR, and the newly formed general partner, SBS OR Computers Verwaltungs GmbH.

IndustryPack-Registered Trademark- is a registered trademark of the Company. PCoMIP-TM- is a trademark of MEN Micro, Inc. of Carrollton, Texas, and SBS Technologies, Inc. All other trademarks or tradenames referred to in this document are the property of their respective owners.

SBS' OPERATING SEGMENTS AND PRODUCTS

The Company operates internationally through three operating segments, the Computer Group, the Aerospace Group and the European Group. These segments are based on the markets that are served, the products that are provided to those markets and the geographic area from which sales are generated, and are managed by three managers who report directly to the chief operating decision-maker. In addition, each segment utilizes a common sales group specializing in that segment's products. The Company's primary product lines are divided into two groups: general purpose products and special purpose products. General purpose products include CPU products, general purpose I/O products, computer connectivity products and expansion units, and industrial computer systems and enclosures, and are sold by the Computer Group and the European Group. Special purpose products include telemetry products, avionics interface products, and data acquisition software, and are sold by the Aerospace Group.


GENERAL PURPOSE PRODUCTS

CPU PRODUCTS. The Company entered the standard bus embedded computer CPU board market with its acquisition of Embedded Computers in August 1996 and significantly expanded its CPU capabilities with the acquisitions of OR and Embedded PPC in fiscal 1999. The Company currently has the ability to offer CPU boards based on Intel Pentium architecture in the VME, CompactPCI and PCCompact form factors and CPU boards based on the PowerPC processor for embedded computer applications based on the VME, CompactPCI, PMC and standalone form factors. The Company's Intel-based CPU product line consists of boards and systems, including ruggedized products for military and industrial applications, transportation, industrial control, factory automation, and various other commercial and industrial applications. The Company's CPU products based on the PowerPC processor are typically used in telecommunication, industrial automation, and defense applications. In fiscal 1999, 1998 and 1997, sales of these products comprised 28.5%, 8.8% and 11.5%, respectively, of the Company's total sales. As of September 1, 1999, 1998 and 1997, backlog orders were $10.5 million, $.6 million and $.7 million, respectively. All backlog orders are expected to be filled within the current and next fiscal year.

GENERAL PURPOSE I/O PRODUCTS. In April 1995, the Company purchased Modular I/O, a leading developer and producer of I/O modules known as IPs. IPs are small mezzanine boards that plug onto an embedded computer board or a carrier board and provide specific types of I/O for embedded computer systems. The Company has continued to expand the market for IP products by broadening its line of carrier cards that can accommodate up to four IPs. The Company's offerings currently include VME, PCI, PC\104, Compact PCI and ISA bus carrier cards. Modular I/O's product line of over 125 I/O products services a wide range of applications in the embedded computer market including analog I/O, bus interface functions, digital/parallel I/O, motion control, telecommunications/serial I/O, telecommunications products, video/graphics adapters and temperature measurement. In addition, Modular I/O has a line of ruggedized conduction cooled mezzanine I/O boards primarily used in military environments. During fiscal 1999, Modular I/O has directed its efforts to broadening the scope of its product line with the introduction of input/output modules utilizing PMC and PCoMIP architecture. In fiscal years 1999, 1998 and 1997, sales of these products comprised 14.7%, 22.8% and 25.8%, respectively, of the Company's total sales. As of September 1, 1999, 1998 and 1997, backlog orders were $2.2 million, $3.2 million, and $2.4 million, respectively. All backlog orders are expected to be filled in the current fiscal year.

COMPUTER CONNECTIVITY PRODUCTS AND EXPANSION UNITS. In November 1996, the Company purchased Connectivity Products, a leading developer and manufacturer of high performance bus interconnect hardware and software products. The rapid expansion of microprocessor-based industrial computers has resulted in the proliferation of a number of different computer architecture standards. Generally speaking, a computer designed on one architectural standard cannot communicate with a computer designed on another architectural standard. Products could not be configured using two or more computer architectures unless a communications link between them could be established. Connectivity Products identified this market for products that permit industrial computers designed around different computer architectures to communicate. In 1983, Connectivity Products introduced its first adapter product, an interface device to connect IBM PC equipment with Multibus architecture computers. Since then, Connectivity Products has expanded its product line to include computer networking and interconnection hardware for many of the popular computer architecture standards used in the standard bus embedded computer market, including VME, PCI, CompactPCI, Sbus, ISA, EISA, Micro Channel, GIO, TURBOCHANNEL, Multibus and Qbus. The development of Connectivity Products' new adapter products is driven by the emergence of new standard bus specifications, new and enhanced operating systems and the need to deliver products of higher performance. In addition, Connectivity Products provides a series of PCI expansion units, which allows OEMs to increase the number of devices to accommodate their particular application. Connectivity Products' products are used in a wide variety of applications, including data acquisition, image and visualization processing, industrial process control, medical electronics, signal processing and system integration. Connectivity Products' typical customer uses bus adapter products because of the need for high speed, low-latency interconnections between computer platforms. This connectivity cannot be provided at the required performance levels by common local area networking solutions, such as Ethernet or Token Ring, nor can it in most cases be provided by higher speed protocols, such as ATM or FDDI. In fiscal 1999, 1998 and 1997, sales of these products comprised 18.1%, 22.7% and 17.1%, respectively, of the Company's total sales. As of September 1, 1999, 1998 and 1997, backlog orders were $1.3 million, $.9 million and $1.5 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

INDUSTRIAL COMPUTER SYSTEMS AND ENCLOSURES. In November 1997, the Company purchased Industrial Computers, a leading designer and producer of PC-compatible industrial computer systems for the embedded computer market. The systems are based on PCI, CompactPCI and ISA architectures and are typically passive backplane-based, allowing up to 20 PCI or ISA cards to be added. These computer systems are designed for OEM customers in the industrial, telecommunication, scientific and military markets. They come in a variety of shapes and sizes, including rack mount, desktop and mobile. A majority of the systems are specially designed to include custom paint colors, custom logos, custom faceplates, or custom chassis designs. In June of 1997, a new line of rugged portable systems was introduced focusing on new segments of existing business, including medical imaging, remote test and measurement and telemetry applications. In fiscal 1999 and 1998, sales of these products comprised 8.6% and 6.5%, respectively, of the Company's total sales. As of September 1, 1999 and 1998, backlog orders were $3.2 million and $2.8 million, respectively. All backlog orders are expected to be filled within the current fiscal year.


SPECIAL PURPOSE PRODUCTS

TELEMETRY PRODUCTS. In August 1992, the Company purchased Telemetry, a major supplier of telemetry interface equipment for the embedded computer market. Telemetry is the process used to send and receive digital data via radio waves. The Company's telemetry interface products allow computers to receive, interpret and process telemetry data. Telemetry is often used to transmit data from an object under test, such as an aircraft, to a receiving station while the test is underway. This allows engineers to monitor test performance in real time, often decreasing total test costs and enhancing test safety. Use of this technology has expanded to include continuous monitoring of remote sites and transmission of digital data from satellites to the earth. Telemetry pioneered the concept of using boards specially designed for telemetry interface, which would be added to standard ground station computers. Telemetry has expanded its product offerings to include specialized equipment designed to receive and process satellite data. The Company's telemetry products serve a specialized market and include a significant software component. In fiscal years 1999, 1998 and 1997, sales of these products comprised approximately 8.4%, 9.7% and 11.9%, respectively, of the Company's total sales. As of September 1, 1999, 1998, and 1997, backlog orders were $0.8 million, $1.6 million and $0.9 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

AVIONICS INTERFACE PRODUCTS. The Company's avionics products interface an embedded computer system with the MIL-STD-1553 avionics bus used in a wide variety of military and space applications including aircraft, missiles, ground vehicles, the International Space Station, the Space Shuttle and naval vessels. Initial applications for the Company's products were support of system development, system testing and simulation. Over the past several years, the Company has expanded its product line to include ruggedized interface products that are used in operational systems, and monitor and test systems that can be used as diagnostic tools for operational systems. Like its telemetry products, the Company's avionics products occupy a niche market and include a significant software component. In fiscal years 1999, 1998 and 1997, sales of this product comprised approximately 21.7%, 29.5%, and 30.6%, respectively, of the Company's total sales. As of September 1, 1999, 1998 and 1997, backlog orders were $2.7 million, $1.8 million and $2.0 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

DATA ACQUISITION SOFTWARE PRODUCT. The Company announced its first software product development effort in October 1997, with the introduction of #1 DataXpress-TM-, a data acquisition software product designed for the Microsoft Windows NT operating environment. The first commercial release of DataXpress was shipped in July 1998. DataXpress acquires data from a variety of interfaces, displays the data in real-time using multiple, animated graphical views per screen, and distributes this information on a network. Because it can run on PC's, laptops and workstations, DataXpress can be easily and inexpensively expanded without sacrificing quality or capabilities. This product is designed to meet the needs of telemetry ground and flight test applications, commercial and military avionics test and integration, and industrial automation applications. DataXpress can also expand existing data acquisition systems by providing object-oriented interfaces that enable system administrators and programmers to easily integrate DataXpress systems with the existing, third party software applications. The Company offers a complete software product including manuals, training and customer support for implementation and continuing service. Sales and backlog orders are included in Telemetry Products and Avionics Interface Products above.

SEGMENT FINANCIAL DATA

See Notes 14 and 15 to the Company's Consolidated Financial Statements for information about the Company's industry segments, geographic areas, and major customers.

CUSTOMERS AND APPLICATIONS

The Company's broad range of products support a wide range of applications. In fiscal 1999, 1998 and 1997, no one customer exceeded 10% of the Company's sales. The following table highlights, by operating segment, some of the Company's representative customers and their applications utilizing the Company's products.

COMPUTER GROUP

APPLICATION                                       CUSTOMER                           PRODUCT
-----------                                       --------                           -------
COMMERCIAL AND INDUSTRIAL APPLICATIONS
--------------------------------------
Aircraft Simulation                               Flight Safety International        I/O, Connectivity
Aircraft Simulation                               CAE Electronics                    Connectivity
Airport Baggage Inspection                        InVision Technologies              Connectivity
Airport Ground Traffic Control                    Northrop Grumman                   CPU
Automated Plasma Processing Systems               Plasma Therm                       Industrial Computers
Color Proof Copier                                Eastman Kodak                      I/O
Currency Inspection System                        Currency Systems                   CPU
DVD Authoring                                     Sonic Solutions                    Expansion Units
Fluid Dispensing Equipment                        Asymtek                            Industrial Computers
Library Material Flow Management                  3M                                 Industrial Computers
License Plate Readers                             Perceptics                         Connectivity
MediaWatch                                        Competitive Media Reporting        I/O
Nuclear Measurement System                        Aquila                             CPU
Postal Mail Sorting                               Lockheed Martin                    Industrial Computers
Semiconductor Manufacturing Equipment             Delta Design                       I/O
Semiconductor Manufacturing Equipment             Applied Materials                  I/O
Semiconductor Manufacturing Equipment             Silicon Valley Group               I/O
Semiconductor Manufacturing Equipment             GSI Lumonics                       I/O
Semiconductor Manufacturing Equipment             Lamm Research                      I/O
Turbine Control System                            GE Motors                          CPU

COMMUNICATIONS
--------------
CDMA Wireless Local Loop                          Addicon Wireless                   I/O
Cellular Telephone Systems                        ArgoSystems                        CPU
Communication Systems                             Communications Systems             Industrial Computers
                                                  Technology, Inc.
Frequency Measurement                             Celerity Systems                   CPU
Multi-Link Access Device                          Digital Link                       CPU
NDA                                               Ericsson                           CPU
Network Switching Platforms                       Netrix                             Industrial Computers
Network Test Equipment                            GN Nettest                         CPU
Optical Switch                                    Ciena                              CPU
Satellite Power Supply Testing                    Elgar Corporation                  Industrial Computers
Telemetry                                         Acroamatics                        CPU
Telephone Switch Billing System                   Samsung                            I/O
Telephone Switch Billing System                   ACECOM                             I/O
Terabit Router                                    Avici                              CPU
Voice Over IP                                     Lucent                             I/O

INDUSTRIAL AUTOMATION
---------------------
Animatronics                                      Walt Disney Imagineering           I/O
Automotive Brake Tester                           Burke Porter Machinery             CPU
Automotive Painting Systems                       Behr Systems                       Connectivity
Automotive Test Stands                            W.M. Associates/Digital            Connectivity
                                                   Equipment Corp.
Automotive Wheel Alignment                        Burke Porter Machinery             CPU
CNC Controller                                    MDSI                               I/O


CNC Machine                                       UVA                                I/O
Carpet Manufacturer Process Control               MOOG                               I/O
Disk Platter Test/Verification                    IBM                                Connectivity
Factory automation                                Samsung                            CPU
Factory automation                                Measurex                           CPU
Nuclear Power Plant Controls                      Westinghouse                       Connectivity
Packaging Machinery                               Triangle Package Machinery         I/O
PLC Co-processor                                  GE Fanuc                           CPU
Programmable Logic Controller                     Reliance Electric                  Connectivity
Real-time Control Systems                         Queue Systems, Inc./DEC            Connectivity
Robot Control                                     Adept Technology                   I/O
Semiconductor Fabricating Equipment               ETEC Systems                       Connectivity
Semiconductor Simulation                          Quickturn                          CPU
Semiconductor Trim Equipment                      Control Automation                 CPU
Surface Mount Board Assembly                      Seiko Instruments                  Connectivity
Tire Manufacturing Process Control                Goodyear                           Connectivity

MEDICAL DEVICES
---------------
CT Beam Scanner                                   Imatron                            Connectivity &
                                                                                     Expansion Units
CT/MRI                                            Toshiba Medical                    Connectivity
DNA Analyzer                                      PE Applied Biosystems              CPU
DNA Analyzer                                      Organon Teknika                    I/O
Electronic Scanning Microscopes                   EDAX                               Expansion Units
Laser Eye Correction                              Autonomous Technologies, Inc.      I/O
MRI                                               GE Medical                         Connectivity &
                                                                                     Expansion Units
MRI                                               Hitachi Medical                    Connectivity
PET Imaging Systems                               UGM Medical Systems, Inc.          Connectivity
Positron Emissions Topography                     Positron Corporation               Connectivity

MILITARY AND SPACE APPLICATIONS
-------------------------------
ABL                                               Raytheon                           I/O
Army Vehicle Program                              ACMS Systems                       CPU
BSY-II                                            LM Tactical Defense Systems        I/O
Communications System                             Department of Defense              CPU
Lamps Trainer Upgrade                             LM Federal Systems                 I/O
Launch Vehicle                                    Space Vector                       CPU
Marine CC Shelter                                 Litton Data Systems                CPU
Military Vehicle Test                             SFA (for U.S. Army)                I/O
Mini-DAMA                                         Titan Linkabit                     I/O
Mission Planning & Debriefing                     Lockheed-Sanders                   Connectivity
Nimrod 2000                                       Raytheon                           I/O
Radar Control                                     Raytheon                           CPU
Radar Tracking                                    U.S. Navy                          CPU
Rocket Launch Controller                          Orbital Sciences                   CPU
Shipboard Decoy Launch Systems                    Sippican                           I/O
Space Station Simulator                           Raytheon                           CPU
Trident Missile Program                           GDDS                               CPU
TAC-3                                             Hughes Data Systems                Connectivity
TAC-4                                             Hewlett Packard                    Connectivity
Q70                                               LM Tactical Defense Systems        I/O
X33 Program                                       Allied Signal Canada               CPU

TEST AND MEASUREMENT APPLICATIONS
---------------------------------
Automotive Test/ Simulation Systems               Integrated Systems                 I/O
Data Acquisition                                  MIT Lincoln Labs                   I/O
Data Acquisition                                  Real-Time Integration              I/O
                                                    (for Boeing)
Manufacturing Test of Storage Systems             Storagetek                         I/O


Particle Accelerator                              Thomas Jefferson National Labs     I/O
Particle Collision and Detection System           CERN                               I/O
Sub-millimeter Array Interferometer               Observatory                        I/O
Temperature Control                               Therm-O-Disk                       I/O

TRANSPORTATION
--------------
Aircraft Ground Control                           ARINC                              I/O
FAA Communication System                          Delta Information Systems          I/O
Marine Navigation System                          Raytheon Marine                    CPU
Weather Radar for FAA                             Sigmet                             I/O

AEROSPACE GROUP
---------------

APPLICATION                                       CUSTOMER                           PRODUCT
-----------                                       --------                           -------

COMMUNICATIONS
--------------
Communications Satellite Testing                  TRW                              Telemetry
GSP Testing                                       Aerospatiale                     Telemetry

MILITARY AND SPACE APPLICATIONS
-------------------------------
Aircraft Instrumentation                          BVR                              Telemetry
Ariane V System Test and Simulation               Aerospatiale                     Avionics
Ariane V Test Support                             Lockheed Martin                  Telemetry
B-2 Flight Testing                                Northrop Grumman                 Telemetry
C-17 Aircraft Testing                             Boeing                           Avionics
F-14                                              Northrop Grumman                 Avionics
F-15, F-16                                        U.S. Government                  Avionics
F-16                                              TRW                              Avionics
F-22                                              Lockheed Martin                  Avionics
Flight Test/ Satellite Integration & Test         Boeing                           Telemetry
Flight Test/ Shuttle Command Launch Control       NASA                             Telemetry
   System
Helicopter Systems                                Fujitsu                          Avionics
Military Satellite Telemetry  Tracking &          Lockheed Martin                  Telemetry
   Control/ Missile Test
Military Satellite Telemetry Tracking & Control   Aerojet                          Telemetry
Missile Systems/ F-18                             Raytheon                         Avionics
Missile Test                                      Raytheon                         Telemetry
Missile and Aircraft Test                         NAWC                             Telemetry
Missile and Aircraft Test                         Lockheed Martin                  Telemetry
Missile and Aircraft Test                         Boeing                           Telemetry
Satellite Imaging                                 TRW                              Telemetry
Satellite Telemetry Tracking and & Control/       Real Time Logic                  Telemetry
   Satellite Integration Test
Satellite Integration & Test                      TRW Space and Electronics        Telemetry
SBIRS Ground Stations                             Lockheed Martin                  Telemetry
V-22 Test Support                                 Bell Helicopter                  Telemetry

TRANSPORTATION
--------------
777 Aircraft Testing                              Boeing                           Telemetry
Aircraft Flight Testing                           Cessna                           Telemetry
Commercial Avionics System Test                   Honeywell                        Avionics
Commercial Avionics System Test                   Rockwell International           Avionics
Jet Engine Testing                                Pratt & Whitney                  Telemetry
Maritime Systems                                  NEC                              Avionics



EUROPEAN GROUP

APPLICATION                                      CUSTOMER                           PRODUCT
-----------                                      --------                           -------
COMMERCIAL AND INDUSTRIAL APPLICATIONS
--------------------------------------
High Speed Camera                                Weinberger                         CPU
Power Distribution                               Repas                              CPU
Shipboard Equipment                              Hollandse Signaalapparaten         CPU

INDUSTRIAL AUTOMATION
---------------------
Extruder                                         Krauss Maffei                      CPU
Gear Processing                                  Gleason Hurth                      CPU
Wood Processing                                  Grecon Dimter                      CPU

MILITARY AND SPACE APPLICATIONS
-------------------------------
Sonar System                                     STN Atlas                         CPU
Space Station On-Board Computers                 Matra Marconi Space               CPU
X34                                              Kayser Threde                     CPU

TEST AND MEASUREMENT APPLICATIONS
---------------------------------
Automotive Test Systems                          DaimlerChrysler                   CPU
Automotive Test Systems                          Bosch                             CPU

TRANSPORTATION
--------------
Driving Robot                                    Volkswagen                        CPU



SALES AND MARKETING

The Company markets its products both domestically and internationally utilizing a combination of direct employee sales personnel, independent manufacturers' representatives and distributors. As of September 1, 1999, the Company had 96 employees, who typically hold engineering degrees, in sales, marketing and customer relations, 19 U.S. based independent manufacturers' representatives and 40 distributors located outside the U.S. The Company has aligned its sales force in accordance with its three operating segments, the Aerospace Group sales force, the Computer Group sales force, and the European Group sales force, each supporting its respective product lines. Employee sales personnel are educated about each of the Company's product lines and refer opportunities to appropriate product line managers. Primary sales methods vary among the Company's operating segments. The Company's Aerospace Group products generally have the most complex applications and leads are generally identified and sales closed by field sales personnel or independent manufacturers' representatives. In the case of the Company's Computer Group, sales are either closed by the Computer Group sales force, independent manufacturers' representatives, or are the result of catalog sales. The European Group sales are either closed by the Group's direct sales employees or received directly from a distributor. In each of the Company's operating segments, sales employees generally pursue "design in" applications where the Company's products are included as part of a system.

The Company maintains sales offices in Albuquerque, New Mexico for its avionics interface products; in Raleigh, North Carolina and Augsburg, Germany for its Intel-based CPU products; in Menlo Park, California, for its I/O products; in Carlsbad, California, for its telemetry, industrial computer systems and enclosures, and PowerPC products and in St. Paul, Minnesota for its computer connectivity and expansion unit products. The Company's domestic field sales employees are located throughout the United States. The Company also maintains an international sales office near London, England to support European sales of its avionics interface products. Sales and sales leads are generated through a range of activities performed by the Company, including identification of participants in key defense-related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications, and corporate and subsidiary web sites on the Internet.

COMPANY RESEARCH AND DEVELOPMENT

The Company invests in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of September 1, 1999, the Company had approximately 125 employees engaged in research and development activities. Of these employees, 78 have technical degrees and 18 have advanced degrees. The Company seeks to combine special-purpose hardware, firmware and software in its products to provide its customers with the desired functionality. Approximately 60% of the Company's research and development efforts in fiscal 1999 were software related. The Company's research and development expense was $14.4 million, $8.0 million and $4.4 million in fiscal 1999, 1998 and 1997, respectively, corresponding to 13.5%, 10.8% and 8.4% of sales, respectively.

During fiscal 1999, research and development efforts continued in each product area. Embedded Computer's and OR'S current research and development activity is focused on evolutionary improvement of its Intel-based CPU product line. Recently, Embedded Computer introduced a Pentium based CPU board designed to meet low cost embedded applications and OR introduced a high performance CPU board incorporating the Pentium III architecture. Embedded PPC's research and development efforts are focused on designing processor boards utilizing PowerPC architecture for telecommunications, industrial automation and defense applications. An example is the Company's recent announcement of a PowerPC module targeted at the telecommunications market utilizing a PowerPC 750 processor. Modular I/O's efforts have been directed toward broadening the scope of its IP product line with the introduction of input/output modules utilizing PMC and PCoMIP architecture. The development of Connectivity Products' new adapter products is driven by the emergence of new bus specifications, new and enhanced operating systems and the need to deliver products of higher performance. For example, Connectivity Products recently introduced two new adapter products, a CompactPCI to VME adapter and an IEEE 1394 to VME adapter. Industrial Computers concentrated its efforts on expanding its line of industrial computer systems. Telemetry is continuing to upgrade its products' performance by increasing the operating bit rates and demodulation techniques, key performance measures in the telemetry industry. Telemetry is also expanding its offerings of high performance, CCSDS packet switching products for the satellite ground station market. The Company continued development of commercial and rugged avionics network products for the aerospace market. The Company also introduced enhancements to DataXpress, its data acquisition software product designed for the Microsoft Windows NT operating environment. This product is designed to meet the needs of telemetry ground and flight test applications, commercial and military avionics test and integration, and industrial automation applications. The Company cannot assure that it will be successful in developing and bringing to market any products as a result of its research and development efforts.

SUPPLIERS

The Company uses contract manufacturing to produce substantially all of its
U. S. built board-level products. The Company obtains parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provides these parts and boards as kits to contract manufacturing companies that fabricate the Company's products. Following manufacturing of these products, the Company performs test, packaging and support functions for the Company's products. The Company reduces dependence on a particular contract manufacturer by using multiple contract manufacturers for each of the Company's product lines. However, the Company may choose in the future to consolidate its contract manufacturing to gain economies of scale and to shift its inventory control to the contract manufacturer. If the Company did this it would become increasingly dependent on a smaller number of manufacturers for the continued timely and efficient production of all of its inventory. The Company's industrial computer systems and enclosure business purchases all components from third party vendors. The Company performs all assembly, test, packaging and support functions for these products.

The Company's German operation manufactures approximately 90% of its board-level products at its Mindelheim facility, using contract manufacturing for the balance, in order to meet certain rugged and military applications.

Many of the Company's products consist in part of state-of-the-art digital electronic components. The Company is dependent upon third parties for the continuing supply of many of these components, some of which are obtained from a sole supplier or a limited number of suppliers, alternative sources for which would be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the products incorporated into the Company's products, which could require the Company to redesign a product to incorporate newer or alternative technology. Although the Company believes that it has arranged for an adequate supply of components to meet short-term requirements, the Company does not have contracts for the components which assure availability and price, however the Company has negotiated cash discount terms for prompt payment. Lack of timely availability of components could cause delays in shipment of product and affect the Company's sales during certain periods as well as lead to customer dissatisfaction. Limited availability of components could also require the Company to pay premiums for parts to make shipment deadlines and thus affect the Company's profit margin, or cause the Company to increase its inventory of scarce parts and thus affect the Company's cash flow. There is no assurance that the Company will continue to be able to obtain all of the components it requires or that the price of certain components in short supply will not materially and adversely affect its business, financial condition or results of operations.

COMPETITION

 The standard bus embedded computer industry is highly-competitive and fragmented, and SBS' competitors differ depending on product type, company size, geographic market and application type. SBS faces competition in each of its product lines. SBS believes that because of the diverse nature of SBS' products and the fragmented nature of the embedded computer market, there is little overlap of competitors for each product line. Competition in all of SBS' product lines is based on performance, customer support, product longevity, supplier stability, breadth of product offerings and reliability. Many of SBS' existing and potential competitors are bigger companies who have financial, technological and marketing resources significantly greater than that of SBS, which may give them a competitive advantage. They and other competitors may have established relationships with customers or potential customers who can make it harder for SBS to sell its products to those customers. SBS cannot assure that it will be able to compete effectively in its current or future markets. Also, competitive pressures might significantly adversely affect SBS' marketing and sales, and financial condition.

In the CPU market in which Embedded Computers and OR products are marketed, SBS competes with a number of other suppliers of CPU boards. SBS' direct competitors include other companies that build CPU boards based on Intel microprocessor technology, such as Force Computers, Inc. (a wholly-owned subsidiary of Solectron Corporation), RadiSys Corporation, VMIC, Inc. and XYCOM, Inc. In addition, with the acquisition of Embedded PPC and OR, SBS also competes with suppliers of CPU boards based on Motorola 68OxO, and PowerPC architectures.

In the generalized computer I/0 product area served by Modular I/O and its IP, PMC and PCoMIP product lines, SBS has two classes of competition. The first class includes companies that compete directly by selling these products. The second class includes companies that compete with these products using a different implementation to provide functionally equivalent products. SBS' competitors in each of these classes include Acromag, Inc., Systran, Inc. and VMIC, Inc.

In the telemetry market, SBS competes with suppliers such as AVTECH Systems, Inc., L3 Communications, Inc., Terametrix, Inc. and Veda, Inc.

In the avionics interface market in which SBS' MIL-STD 1553 products are marketed, SBS competes with a number of other companies that produce similar avionics interface products. SBS' competitors include Ballard Technologies, Inc., Data Devices Corporation, Excalibur Technologies Corporation, Condor Engineering and Gesellschaft Fur Angewandte Informatik und Mikroelekemik GmbH.

In SBS' computer connectivity and expansion unit product line, SBS competes with personal computer manufacturers that offer computer motherboards with multiple PCI slots and with companies that have similar product lines. There is no significant direct competitor in this market.

In SBS' industrial computer systems and enclosure business, SBS competes with other suppliers of ISA/PCI systems and enclosures such as I-Bus, a subsidiary of Maxwell Technologies, RadiSys Corporation and Industrial Computer Source.

EMPLOYEES

As of September 1, 1999, the Company had approximately 444 employees at its seven locations: Albuquerque, New Mexico; Carlsbad, California; Menlo Park, California; Raleigh, North Carolina; St. Paul, Minnesota; and Augsburg and Mindelheim, Germany. Of these employees, 40 were in executive and administrative positions; 96 were in sales, marketing and customer relations; 125 were in research and development; 24 were clerical, and 159 were employed in support of ongoing production.

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

A MAJOR PART OF SBS' GROWTH STRATEGY IS TO ACQUIRE BUSINESSES, WHICH IT MAY NOT BE ABLE TO IDENTIFY, OR IF ACQUIRED, TO INTEGRATE EFFECTIVELY. SBS has increased the scope of its operations through the acquisition of seven businesses and product lines acquired since 1992. SBS acquired Telemetry in fiscal 1993,

Modular I/O in fiscal 1995, Embedded Computers in fiscal 1997, Connectivity Products in fiscal 1997, Industrial Computers in fiscal 1998, and, in fiscal 1999, OR, ORTEC, OR Computer, Inc., and Embedded PPC. SBS' management and financial controls, personnel, and other corporate support systems might not be adequate to manage the increase in the size and the diversity of scope of SBS' operations as a result of the recent acquisitions or any future acquisitions. In addition, SBS' acquisitions might not increase earnings and the companies acquired might not continue to perform at their historical levels.

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

SBS' EARNINGS COULD BE ADVERSELY AFFECTED BECAUSE OF CHARGES RESULTING FROM ACQUISITIONS. As part of its strategy for growth, SBS acquires compatible businesses. Not infrequently, in accounting for a newly acquired business, SBS is required to amortize, over a period of years, intangible assets, including goodwill. Although usually the acquired business' current operating profit offsets the amortization expense, no one can assure that an acquired business' operations will remain at their current levels. A decrease in the acquired business' operating profit could reduce SBS' overall net income and earnings per share. In addition, no one can assure that changes in future markets or technologies will not require faster amortization of goodwill in such a way that the overall financial condition or results of operations of the Company would be adversely affected. SBS may also be required, under generally accepted accounting principles, to charge against earnings the value of an acquired business' technology which does not meet the accounting definition of "completed technology."

SBS' OPERATING RESULTS CAN FLUCTUATE AND CAN AFFECT THE MARKET PRICE FOR SBS' COMMON STOCK. SBS has experienced fluctuations in its operating results in the past and may experience those fluctuations in the future. Sales, on both an annual and a quarterly basis, can fluctuate as a result of a variety of factors, many of which are beyond SBS' control. These factors include the timing of customer orders, manufacturing delays, delays in shipment due to component shortages, cancellations of orders, the mix of products sold, cyclicality or downturns in the markets served by SBS' customers, including significant reductions in defense spending affecting certain of SBS' customers, and regulatory changes. Because those fluctuations can happen, SBS believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that investors should not rely on the results for any one quarter as an indication of how SBS will perform in the future. Investors should also understand that, if SBS' sales or earnings for any quarter are less than the level expected by securities analysts or the market in general, the market price for SBS' Common Stock could immediately and significantly decline.

SBS' BUSINESS MIGHT BE MATERIALLY ADVERSELY AFFECTED IF DEFENSE SPENDING DECREASES. In each of fiscal 1999, 1998 and 1997, although no one customer or group of entities known to be under common control exceeded 10% of SBS' sales, SBS derived a significant portion of its sales directly or indirectly from the U.S. Department of Defense. SBS expects that the Department of Defense will continue to be a significant source of sales. Changes in the geopolitical environment or in national policy might result in significantly reduced defense spending. Reduced spending could significantly reduce SBS' marketing opportunities and sales, and, therefore, materially adversely affect its financial condition, results of operations, or liquidity. Also, SBS believes that many of its potential customers will rely on U.S. government funding for the purchase of SBS' products. Sales to these customers may be reduced if those funds are unavailable or delayed because of budget constraints or bureaucratic processes.

CHANGES IN INDUSTRY STANDARDS OR TECHNOLOGY COULD REQUIRE SBS TO EXPEND SUBSTANTIAL FUNDS TO REDESIGN ITS TECHNOLOGY. Most of SBS' products are developed to meet certain industry standards, which define the basis of compatibility in operation and communication of a system supported by different vendors. Among such standards which SBS' products meet are MIL-STD-1553, Telemetry IRIG Standards and various ANSI standards. These standards are continuing to develop and can change. If these standards are eliminated or changed, the design, manufacture or sale of SBS' products could be inappropriate or obsolete and could require costly redesign to meet new or emerging standards. SBS also believes that its success will depend in part on its ability to develop products that evolve with changing industry standards and customer preferences. SBS may or may not be successful in developing those products in a timely manner, or in selling the products it develops. SBS' delay or failure to adapt to changing industry standards could significantly and adversely affect its marketing and sales, and financial condition.

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

SBS' PRODUCT MARKETS MIGHT NOT DEVELOP. Many of SBS' potential customers design and manufacture standard bus embedded computers internally. Increased market acceptance of SBS' products and services depends in part on these customers relying on SBS instead of themselves to provide embedded computer components. SBS believes that increased market acceptance of its products will also depend on a number of factors. These factors include the quality of SBS' design and production expertise, the increasing use and complexity of embedded computer systems in new and traditional products, the expansion of markets that are served by standard bus embedded computers, time-to-market requirements of the Company's actual and potential products, the assessment of direct and indirect cost savings, and customers' willingness to rely on SBS for mission-critical applications. SBS believes that in many customer applications, the cost of its products may exceed or be perceived to exceed the cost of internal development. SBS will not be able to achieve its business growth objectives if market acceptance of its products does not increase.

SBS MAY BE AT RISK FOR POTENTIAL YEAR 2000 PROBLEMS. The Year 2000 ("Y2K") issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to the Company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business (see "Management's Discussion and Analysis: Year 2000 Issue").

SBS HAS SIGNIFICANT COMPETITION IN MOST OF ITS MARKETS. The standard bus embedded computer industry is highly-competitive and fragmented, and SBS' competitors differ depending on product type, company size, geographic market and application type. SBS faces competition in each of its product lines. SBS believes that because of the diverse nature of SBS' products and the fragmented nature of the embedded computer market, there is little overlap of competitors for each product line. Competition in all of SBS' product lines is based on: performance, customer support, product longevity, supplier stability, breadth of product offerings and reliability. For the 1999 fiscal year, SBS had sales of $106.0 million and net income of $12.3 million. Many of SBS' existing and potential competitors are bigger companies who have financial, technological and marketing resources significantly greater than that of SBS, which may give them a competitive advantage. They and other competitors may have established relationships with customers or potential customers who can make it harder for SBS to sell its products to those customers. SBS cannot assure that it will be able to compete effectively in its current or future markets. Also, competitive pressures might significantly adversely affect SBS' marketing and sales, and financial condition.

In the CPU market in which Embedded Computers and OR products are marketed, SBS competes with a number of other suppliers of CPU boards. SBS' direct competitors include other companies that build CPU boards based on Intel microprocessor technology, such as Force Computers, Inc. (a wholly-owned subsidiary of Solectron Corporation), RadiSys Corporation, VMIC, Inc. and XYCOM, Inc. In addition, with the acquisition of Embedded PPC and OR, SBS also competes with suppliers of CPU boards based on Motorola 68OxO, and PowerPC architectures.

In the generalized computer I/0 product area served by Modular I/O and its IP, PMC and PCoMIP product lines, SBS has two classes of competition. The first class includes companies that compete directly by selling these products. The second class includes companies that compete with these products using a different implementation to provide functionally equivalent products. SBS' competitors in each of these classes include Acromag, Inc., Systran, Inc. and VMIC, Inc.

In the telemetry market, SBS competes with suppliers such as AVTECH Systems, Inc., L3 Communications, Inc., Terametrix, Inc. and Veda, Inc.

In the avionics interface market in which SBS' MIL-STD 1553 products are marketed, SBS competes with a number of other companies that produce similar avionics interface products. SBS' competitors include Ballard Technologies, Inc., Data Devices Corporation, Excalibur Technologies Corporation, Condor Engineering and Gesellschaft Fur Angewandte Informatik und Mikroelekemik, GmbH.

In SBS' computer connectivity and expansion unit product line, SBS competes with personal computer manufacturers that offer computer motherboards with multiple PCI slots and with companies that have similar product lines. There is no significant direct competitor in this market.

In SBS' industrial computer systems and enclosure business, SBS competes with other suppliers of ISA/PCI systems and enclosures such as I-Bus, a subsidiary of Maxwell Technologies, RadiSys Corporation and Industrial Computer Source.

SBS PURCHASES MANY OF THE COMPONENTS IT USES FROM THIRD PARTIES, AND ITS BUSINESS COULD BE ADVERSELY AFFECTED IF SOME OF THOSE COMPONENTS ARE NOT AVAILABLE ON TIME. Many of SBS' products contain state of the art digital electronic components. SBS is dependent upon third parties for the continuing supply of many of these components. Some of the components are obtained from a sole supplier or a limited number of suppliers, for which alternate sources may be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the products incorporated into SBS' products, which could require SBS to redesign a product to incorporate newer or alternative technology. Although SBS believes that it has arranged for an adequate supply of components to meet its short-term requirements, SBS does not have contracts which would assure availability and price. If sufficient components are not available when SBS needs them, SBS' product shipments could be delayed, which could affect SBS' sales during certain periods as well as lead to customer dissatisfaction. If enough components are not available, SBS might have to pay premiums for parts in order to make shipment deadlines. Paying premiums for parts would lower or eliminate SBS' profit margin and hurt its business and financial condition, or cause SBS to increase its inventory of scarce parts, which would adversely affect SBS' cash flow.

SBS IS DEPENDENT ON QUALIFIED EMPLOYEES. SBS' ability to maintain its competitive position and to develop and market new products depends, in part, upon its ability to retain key employees and to recruit and retain additional qualified personnel, particularly engineers. If SBS is unable to retain and recruit key employees, its product development, marketing and sales, revenues, and business condition could suffer material adverse effects.

SBS HAS LIMITED PATENT PROTECTION ON ITS TECHNOLOGY. Although SBS believes that some of its processes and equipment may be proprietary, SBS has sought limited patent protection for its technology. SBS has relied upon trade secret laws, industrial know-how and employee confidentiality agreements. SBS' processes and equipment might not provide it with a sufficient competitive advantage to overcome its lack of patent protection. Others could independently develop equivalent or superior products or technology. Also, SBS might not be able to establish trade secret protection, and secrecy obligations might not be honored. If consultants, employees and other parties apply technological information developed independently, by them or others, to Company projects, disputes may arise as to the proprietary rights to that information. Those disputes may not be resolved in favor of SBS.

SBS could have to litigate to enforce its proprietary rights, protect its trade secrets, determine the validity and scope of the intellectual property rights of others or defend against claims of infringement. That litigation could be very expensive and could divert resources that SBS could otherwise use in its business, which could hurt SBS and its business.

Patent applications in the United States are not publicly disclosed until the patent is issued, so patent applications may have been filed by someone else that relate to SBS' products and technology. SBS does not believe that it infringes any patents of which it is aware, but someone could make a patent infringement claim against SBS. Such a claim might significantly hurt SBS and its business. If someone asserts infringement or invalidity claims against SBS, SBS might have to litigate to defend itself against those claims. In certain circumstances, SBS might try to obtain a license under the claimant's intellectual property rights. The claimant might not be willing to give SBS a license at all or on terms acceptable to SBS.

SBS COULD HAVE SIGNIFICANT PRODUCT LIABILITY. SBS' products and services could be subject to product liability or government or commercial warranty claims. SBS maintains primary product liability insurance for its non-aviation products with a general aggregate limit of $1.0/$2.0 million per occurrence, a $10.0 million lead umbrella policy, and a $40.0 million excess umbrella policy. SBS maintains, for its aviation products, a $100.0 million liability insurance policy, per occurrence. SBS' products are widely used in a variety of applications. If a claim is made against SBS, SBS' insurance coverage might not be adequate to pay for its defense or to pay for any award, in which case SBS would have to pay for it. Also, SBS might not be able to continue that insurance in effect for premiums acceptable to SBS. If a litigant were successful against SBS, a lack or insufficiency of insurance coverage could have a material adverse effect upon SBS.

SBS' INTERNATIONAL SALES SUBJECT IT TO ADDITIONAL RISKS. SBS sells its products in countries throughout the world from its United States and European based operations. These sales subject SBS to various governmental regulations, export controls, and the normal risks involved in international sales. Sales of products internationally are subject to political, economic and other uncertainties, including, among others, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, standards and tariffs, and taxation policies. They are also subject to international monetary fluctuations which may make payment more expensive for foreign customers who may, as a result, limit or reduce purchases.

EXHANGE RATE FLUCTUATIONS COULD REDUCE SBS' EARNINGS WHEN STATED IN U.S. DOLLARS. Substantially all of SBS' U.S. export sales to date have been denominated in United States dollars and substantially all sales generated by OR have been denominated in German Deutsche Marks. However, some sales in the future may be denominated in other currencies. Any decline in the value of other currencies in which SBS makes sales against the United States dollar or German Deutsche Marks will have the effect of decreasing SBS' consolidated earnings when stated in United States dollars. SBS does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations, and SBS does not intend to do so in the immediate future.

THE COMPANY IS CONDUCTING AN ASSESSMENT TO DETERMINE WHETHER THE EURO CONVERSION WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL POSITION, RESULTS OF OPERATIONS, OR LIQUIDITY. On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members will remain legal tender in the participating countries for the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. The Company has begun to assess its need to adapt information technology and other systems to accommodate euro-denominated transactions, any potential impact on terms and enforceability of legacy denominated contracts, and potential tax consequences of currency conversion.

THE POLITICAL AND ECONOMIC POLICIES AND CONCERNS OF COUNTRIES IN WHICH SBS MAKES OR COULD MAKE SALES COULD RESULT IN THE ADOPTION OF NEW TRADE POLICIES IN THOSE COUNTRIES OR THE UNITED STATES OR LEAD TO TRADE DISPUTES BETWEEN THOSE COUNTRIES AND THE UNITED STATES. These could limit, reduce, eliminate or disrupt SBS' sales outside the United States, which might adversely affect SBS' total sales and business prospects outside the United States.

OUTSTANDING WARRANTS AND OPTIONS AND REGISTRATION RIGHTS COULD HAVE A POTENTIAL DILUTIVE EFFECT. SBS, in connection with its acquisition of Modular I/O in August 1995, issued warrants to purchase 400,000 shares of Common Stock at an exercise price of $4.50 per share (the "GreenSpring Warrants"). SBS also registered the Common Stock underlying the GreenSpring Warrants for sale under the Securities Act of 1933 (the "Securities Act"). In April 1996, SBS registered under the Securities Act options for 133,333 shares held by SBS' Chairman of the Board and Chief Executive Officer, Mr. Amenson. As of June 30, 1999, 76,849 of the GreenSpring Warrants remained, all of which were exercisable. The holders of the GreenSpring Warrants also possess until August 2000 the right to sell shares of Common Stock underlying the GreenSpring Warrants alongside SBS should SBS file a registration statement during this period.

As of June 30, 1999, SBS had 704,044 options and warrants outstanding which could be exercised and 1,224,705 options which were not yet eligible for exercise.

SBS' COMMON STOCK HAS LIMITED PUBLIC FLOAT AND TRADING AND ITS STOCK PRICE CAN BE VOLATILE. SBS' Common Stock is traded on The Nasdaq Stock Market. While a public market currently exists for SBS' Common Stock and the number of shares in the public float as of June 30, 1999 was 5,503,025, trading volume in the four weeks ended June 30, 1999 averaged 27,728 shares traded per day. Thus, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, The Nasdaq Stock Market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of SBS. SBS believes factors such as quarterly fluctuations in financial results, announcements of new technologies impacting SBS' products, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the Common Stock.

SBS HAS NOT PAID AND DOES NOT EXPECT TO PAY DIVIDENDS. Since its inception, SBS has not paid cash dividends on its Common Stock. SBS intends to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 2.  FACILITIES

As of September 1, 1999, the Company leases office and manufacturing space in Albuquerque, New Mexico, Carlsbad, California, Menlo Park, California, Raleigh, North Carolina, St. Paul, Minnesota and Augsburg, and Mindelheim, Germany. The Company's standard practice is to obtain all of its facilities through operating leases. The Company maintains an insurance plan covering all its facilities and contents.

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

The Company's general purpose I/O business is located in Menlo Park, California. The 16,394 square foot facility, which is leased for a four year term expiring May 31, 2000, is a one story multi-tenanted building in a business park which consists of 6,000 square feet of office space and 10,394 square feet of assembly and test areas. Management is currently exploring alternative locations for this business.

The Company's Intel-based CPU products business, located in Raleigh, North Carolina, leases a one story multi-tenanted facility consisting of approximately 4,000 square feet of office space and approximately 7,000 square feet of assembly and test areas. The lease expires on November 30, 2002. Management believes that the facility is adequate at the Company's current level of business and expansion space is available if required.

The Company's computer connectivity and expansion unit business leases a 39,597 square foot facility, located in a business park, in St. Paul, Minnesota. This facility, consisting of 14,813 square feet of office space and 24,784 square feet of production and warehouse space, has been leased for a term of five years expiring on November 30, 2002. In addition, the Company has an option to extend the term of the lease for one consecutive period of twenty-four to thirty-six months. Management believes that this facility will be sufficient to serve the needs of the computer connectivity and expansion unit business through the term of the lease.

The Company's telemetry, data acquisition software development, industrial computer and enclosure, and PowerPC processor operations lease, in Carlsbad, California, a 75,160 square foot facility, located in a business park, consisting of 32,000 square feet of office space and 43,160 square feet of manufacturing space. The lease term is for seven years expiring in April 2006 plus one option to extend the lease for three additional years. Management believes that this facility will be sufficient to serve the needs of these operations through the term of the lease.

The Company leases, in Augsburg, Germany, four floors of a six floor building, consisting of approximately 20,000 square feet of office and assembly and test areas for its OR operations. The lease has a term of ten years expiring December 31, 2005 with an option to expand to the additional two floors, consisting of 5,000 square feet each, five years from the commencement of the lease. Management believes that the facility is sufficient to serve the needs of the OR operations through the term of the lease. In addition, the Company leases, on a month to month basis, approximately 5,000 square feet of manufacturing space in a multi-use facility in Mindelheim, Germany for its ORTEC operations. Management believes that the facility is sufficient to serve the needs of ORTEC for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company. The Company is not a party to, and none of its property is subject to, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of closing price of the Company's Common stock as reported on The Nasdaq Stock Market for each full fiscal quarter within the last two fiscal years:

                                                    HIGH                    LOW
       First Quarter Fiscal 1998                  $ 26.250               $ 20.125
       Second Quarter Fiscal 1998                   31.375                 22.125
       Third Quarter Fiscal 1998                    29.250                 23.000
       Fourth Quarter Fiscal 1998                   33.375                 26.500
       First Quarter Fiscal 1999                    31.250                 21.375
       Second Quarter Fiscal 1999                   23.500                  9.375
       Third Quarter Fiscal 1999                    24.375                 16.500
       Fourth Quarter Fiscal 1999                   21.063                 17.750

The Company's Common stock is traded over the counter on The Nasdaq Stock Market using the symbol SBSE.

Based on data provided by the Company's transfer agent and The Depository Trust Company, management believes that as of September 1, 1999, the number of shareholders of record, as defined by Rule 12g5-1 of the Exchange Act, was approximately 250, at which date the closing market value of the Company's common stock was $23.625 per share.

The Company has not paid any cash dividends on its Common stock. Management's current policy is to retain earnings, if any, for use in the Company's operations and for expansion of the Company's business. No dividend payments are anticipated in the foreseeable future (see "Management's Discussion and
Analysis: Liquidity").

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial data for the years ended June 30, 1995 through June 30, 1999 have been derived from the audited consolidated financial statements of SBS Technologies, Inc. ("the Company"). This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere herein.

                                                                              Year ended June 30
---------------------------------------------------------------------------------------------------------------------
                                                           1999           1998        1997        1996        1995
                                                           ----           ----        ----        ----        ----
  Sales - continuing operations                       $   105,999,233  74,213,901  52,814,568  31,331,793  16,217,648
  Net income - continuing operations                  $    12,278,388  10,090,188     461,685   3,580,907   1,844,876
  Net income per common share                         $          2.11        1.81        0.10        1.19        0.66
  Net income per common share - assuming dilution     $          1.99        1.64        0.09        0.97        0.65
  Total assets                                        $    92,007,855  74,315,187  61,165,014  20,443,672  19,904,922
  Long-term debt, excluding current installments      $            --          --   2,816,251   5,188,320   5,341,649
  Total liabilities                                   $    14,779,882  10,051,200  10,838,326  10,392,752  14,855,674
  Total stockholders' equity                          $    77,227,973  64,263,987  50,326,688  10,050,920   5,049,248
---------------------------------------------------------------------------------------------------------------------

Note: The Company has not declared any dividends during the periods presented. No dividend payments are expected in the foreseeable future.

         On August 12, 1998, the Company completed the purchase of Embedded PPC.

         On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR and a 50.2% interest in ORTEC. The Company also acquired, through its wholly-owned subsidiary, Embedded Computers, a 100% interest in OR Computers, Inc. On December 9, 1998, the Company completed the purchases of the minority interest in OR and ORTEC. On April 12, 1999, OR Computers, Inc. was merged into Embedded Computers.

         For fiscal 1999, net income per common share - assuming dilution, includes a net benefit of approximately $0.10 related to non-recurring foreign exchange gains, tax credit adjustments, and acquired in-process research and development.

         On November 24, 1997, the Company completed the purchase of Industrial Computers.

         On November 18, 1996, the Company completed the purchase of Connectivity Products. In connection with the acquisition of Connectivity Products, the Company recorded an $11.0 million in-process R&D charge in the second quarter of fiscal 1997.

         For fiscal 1997, net income excluding the $11.0 million in-process R&D charge would have been $7,061,685 (net of income taxes). Net income per common share excluding the $11.0 million in-process R&D charge would have been $1.56 and net income per common share assuming dilution would have been $1.34.

         On August 19, 1996, the Company completed a pooling of interests transaction with Embedded Computers, the results of which are included in fiscal 1997 on a prospective basis.

         On April 28, 1995, the Company completed the purchase Modular I/O.

         On April 26, 1995, the Company sold its flight simulation business to Camber Corporation, which was reported as discontinued operations in the consolidated financial statements.

         The Selected Financial Data for the statements of operations are for continuing operations only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

ALL STATEMENTS IN THIS FORM 10-K, OTHER THAN STATEMENTS OF HISTORICAL FACT, THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY OR MANAGEMENT INTENDS, EXPECTS, PROJECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ASSESSMENTS MADE BY MANAGEMENT OF THE COMPANY IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES TO BE APPROPRIATE. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE ALSO SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ACTUAL RESULTS, DEVELOPMENTS, AND BUSINESS DECISIONS MAY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

The Company is a leading manufacturer of embedded computer components and systems used in a variety of applications, such as telecommunications, medical imaging, industrial control, and flight instrumentation, in the commercial and aerospace markets. The Company has three operating segments: the Computer Group, the Aerospace Group, and the European Group. The Company's product lines include CPU (Pentium and PowerPC) boards, input/output (I/O) modules, avionics modules and analyzers, computer connectivity products, expansion units, real-time networks, telemetry boards, data acquisition software, DIN-rail embedded PCs, and industrial-grade computers. The Company capitalizes on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. The Company intends to continue its growth through a combination of internal growth and acquisitions. Internal growth is achieved through expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

The Company entered the embedded computer market in 1988 with the development of its avionics interface board, which was used in ground-based avionics systems development and test applications. Today the Company's avionics interface and bus analyzer products are the industry standard for quality and innovation designed into major military programs, including the F-22, F-16, B-1, and B-2 as well as in such aerospace projects as the International Space Station.

In 1992, the Company added a second embedded computer product line with the acquisition of Telemetry, a developer of telemetry interface circuit boards. Telemetry provides open architecture telemetry boards for aircraft, spacecraft, and launch-vehicle telemetry programs. Telemetry pioneered the concept of single-board telemetry solutions nearly a decade ago. The product line currently consists of telemetry receivers, downconverters, BPSK/QPSK modems, bit synchronizers, PCM decommutators, PCM simulators, CCSDS products and application software.

In 1995, the Company added a third embedded computer product line with the acquisition of Modular I/O. Modular I/O designs, manufactures and markets modular I/O solutions using mezzanine standards such as IndustryPack, PCoMIP, and PMC for PCI, CompactPCI, VME, ISA, STD32, PC/104 and standalone embedded platforms. Currently, the Company offers over 125 I/O modules for digital I/O, analog I/O, data communications, motion control, field bus, temperature measurement and graphics controller applications.

In August 1996, the Company acquired Embedded Computers, a manufacturer of Intel processor-based CPU boards based on VME architecture. This acquisition positioned the Company to take advantage of the growth in the use of both Intel processors and Microsoft software in the embedded computer market.

Connectivity Products was added in November 1996, a provider of high-performance and reliable bus connectivity products that include bus bridges, bus expansion units, and real-time coherent memory networks designed to operate in the most demanding applications.

Industrial Computers was added in November 1997 and specializes in the design and manufacture of rugged, special-purpose PC, and CompactPCI industrial and military computers, enclosures and turn-key systems. It offers a variety of CPU boards and system enclosures, including rackmount, benchtop, workstation and portable systems.

On July 1, 1998, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR, a leading European designer of CPU boards utilized in a wide range of embedded computer applications. Based in Augsburg, Germany, OR designs, manufactures and markets CPU boards based on Intel computer architecture available in the VME, CompactPCI, and PCCompact form factors, as well as VME CPU boards based on the Motorola 680X0 series processors and a series of computer input/output boards. As part of this acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC, based in Mindelheim, Germany, a related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary Embedded Computers, based in Raleigh, NC, 100% of the shares of OR Computers., Inc, based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. The Company purchased the remaining shares in OR and ORTEC in December 1998.

On August 12, 1998, the Company purchased 100% of the outstanding shares of Embedded PPC. Based in Carlsbad, California, Embedded PPC designs, manufactures and markets CPU boards based on the PowerPC processor for embedded computer applications based on the VME and CompactPCI bus architecture standards.

In recent years, the Company has discontinued or divested certain of its operations. From its inception in 1986 until 1995, the Company provided flight simulators for a variety of military aircraft to U.S. and foreign entities. In April 1995, the Company divested the flight simulation business. Additionally, from 1987 through the first half of fiscal 1996, the Company provided engineering services that generated minimal revenue and profit. The Company subsequently exited this business. The Company marketed a Judgmental Use of Force Training System, used to train police and military personnel in the appropriate situational use of force, from 1993 through fiscal year 1997, when the Company sold this business.

See "Recent Acquisitions" below for additional information.

RECENT ACQUISITIONS

On August 12, 1998, the Company completed the purchase of Embedded PPC. Based in Carlsbad, California, Embedded PPC designs, manufactures, and markets CPU boards based on the PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. The Company acquired all of the outstanding capital stock of Embedded PPC for a total purchase price of $5.3 million. Of the $5.3 million, $5.0 million was paid in cash to the sellers at closing, and $0.2 million was paid in cash to the sellers on October 13, 1998, upon finalizing the closing balance sheet. The remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over 10 years. The financial results of Embedded PPC have been included in the Company's Consolidated Financial Statements from August 12, 1998.

On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany-based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary, Embedded Computers, based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. Effective April 12, 1999, OR Computers, Inc. was merged into Embedded Computers. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers, Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and 24,000 shares of common stock valued at $0.7 million at closing. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby the Company could acquire the remaining shares of both companies on February 28, 1999. In December 1998, the Company modified the option agreements, accelerating the purchase of the remaining interest in OR and ORTEC from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interest in the two companies based in Germany was DM 18.2 million. The Company disbursed the cash, approximately $10.4 million, including interest at 4.0%, during the quarter ended March 31, 1999. Acquisition costs associated with the purchases were approximately $1.1 million. The acquisitions were accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. In connection with the initial acquisition, the Company recorded a $0.5 million earnings charge, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999.
The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed such that no additional in-process research and development was acquired. The financial results of OR, ORTEC, and OR Computers, Inc. have been included in the Company's Consolidated Financial Statements from July 1, 1998.

In June 1999, the Company formed through SBS Technologies Holding GmbH, SBS Technologies Europe GmbH, to market and distribute its U.S. products into Europe. The Company also formed SBS Technologies, Inc. Foreign Holding Company, a Nevada Corporation, to act as the holding company for all current and future off-shore owned entities.

In August 1999, the Company formed a partnership between SBS Technologies Holding GmbH, OR, and the newly formed general partner, SBS OR Computers Verwaltungs GmbH.

On November 24, 1997, the Company completed the purchase of Industrial Computers, a privately held San Diego County, California-based manufacturer of industrial computer enclosures and systems. Industrial Computers specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. Most systems contain passive backplanes that allow the addition of up to 20 ISA and PCI cards. These systems are often customized to meet the needs of particular OEM applications. The Company acquired all of the outstanding capital stock of Industrial Computers for a total purchase price of $5.8 million. Of this total purchase price, $5.7 million was paid in cash, including $250,000 which was placed in a joint escrow account until the earlier of resolution of certain tax issues or the end of any applicable statute of limitations, and the remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. The financial results of Industrial Computers have been included in the Company's Consolidated Financial Statements from November 24, 1997.

On November 18, 1996, the Company completed the purchase of Connectivity Products. Connectivity Products is a St. Paul-based manufacturer of computer networking and interconnection hardware for many of the most widely used computer architecture standards in the standard bus embedded computer market. Under the terms of the purchase agreement dated October 8, 1996 (the "Acquisition Agreement") among the Company and the two shareholders of Connectivity Products (the "Sellers"), the Company acquired all of the outstanding capital stock of Connectivity Products for a total purchase price of $24.0 million. Of this total purchase price, $20.0 million was paid to the Sellers in cash upon closing of the public stock offering (see "Public Stock Offering"). Of the balance of $4.0 million, $1.0 million was paid to the Sellers on July 1, 1997 and $3.0 million was paid to the Sellers on July 1, 1998, pursuant to secured promissory notes according to the terms of the Acquisition Agreement. The financial results of Connectivity Products have been included in the Company's Consolidated Financial Statements from November 18, 1996. In connection with the acquisition, the Company recorded a $11.0 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of Connectivity Products. The assessment determined that $11.0 million of the purchase price represented technology that does not meet the accounting definition of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. Goodwill is being amortized over a ten year period.

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Industrial Computers, OR, ORTEC, OR Computers, Inc., and Embedded PPC had occurred on July 1, 1997.

                                                                                        June 30          June 30
(in thousands except per share amounts)                                                   1999             1998
                                                                                          ----             ----
Sales                                                                                  $ 106,570          95,244
Net income                                                                                12,857           8,795
Net income per common share                                                                 2.21            1.57
                                                                                       ---------          ------
                                                                                       ---------          ------
Net income per common share - assuming  dilution                                            2.08            1.42
                                                                                       ---------          ------
                                                                                       ---------          ------

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

On August 19, 1996, the Company completed a pooling of interests transaction with Embedded Computers based in Raleigh, North Carolina. Embedded Computers manufactures Intel processor-based CPU boards for the standard bus embedded computer market. The financial results of Embedded Computers are not included in the Company's Consolidated Financial Statements for the periods prior to July 1, 1996, as historical results did not have a material effect on consolidated results of operations.

PUBLIC STOCK OFFERING

On November 18, 1996, the Company consummated a fully underwritten public offering of 1,500,000 shares of the Company's common stock at a price of $25.625 per share. In addition, certain selling shareholders sold an additional 300,000 shares in the offering. The proceeds of the sale of the 300,000 additional shares did not benefit the Company; however, the Company did receive the exercise price of $4.80 per share from the exercise of warrants covering 100,000 of the shares. An underwriting group led by S G Cowen Securities Corporation and SoundView Financial Group, Inc. managed the offering. The net proceeds to the Company from the public stock offering were used to fund the acquisition of Connectivity Products (see "Recent Acquisitions" above), to repay long-term debt, and the balance was used for general working capital requirements and acquisitions.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                                                 Year ended June 30
                                                                    -------------------------------------------
                                                                        1999            1998            1997
                                                                    ------------     -----------     ----------
Sales                                                                      100.0 %         100.0 %        100.0  %
Cost of Sales                                                               42.0            42.8           47.2
                                                                    ------------     -----------     ----------
     Gross Profit                                                           58.0            57.2           52.8
Selling, general and administrative  expense                                22.6            22.8           19.4
Research and development expense                                            13.5            10.8            8.4
Acquired in-process research and development charge                          0.5              --
                                                                                                           20.8
Amortization of intangible assets                                            3.8             2.6            2.8
                                                                    ------------     -----------     ----------
     Operating income                                                       17.6            21.0            1.4
Interest income, net                                                          --             1.3            0.1
Foreign exchange gains                                                       0.6              --             --
                                                                    ------------     -----------     ----------
        Income before income taxes and minority interest                    18.2            22.3            1.5
Income taxes                                                                 6.3             8.7            0.6
                                                                    ------------     -----------     ----------
Income before minority interest                                             11.9            13.6            0.9
Minority interest                                                            0.4              --             --
                                                                    ------------     -----------     ----------
Net Income                                                                  11.5 %          13.6 %          0.9  %
                                                                    ------------     -----------     ----------
                                                                    ------------     -----------     ----------

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

SALES. In fiscal 1999, sales increased 42.8%, or $31.8 million, from $74.2 million in fiscal 1998 to $106.0 million. Of this 42.8% increase, sales contributed by Embedded PPC, which was acquired on August 12, 1998, comprised 13.8%, sales contributed by OR, ORTEC, and OR Computers, Inc., which were acquired on July 1, 1998, comprised 18.9%, sales contributed by Industrial Computers, which was acquired on November 24, 1997, comprised 4.9%, and 5.2% was attributable to the Company's other product lines. Throughout fiscal 1999, prices for the Company's products remained firm, and unit shipments increased across all product lines, with the exception of the Company's U.S. built CPU products manufactured by Embedded Computers and Modular I/O product lines, which declined compared to fiscal 1998. The sales of the Company's CPU and Modular I/O products decreased 9.0% compared to fiscal 1998, primarily due to the effects of a slowdown in the semiconductor industry and the Asian currency and economic crisis. Management currently believes that the markets for these products are stabilizing, and that any further declines will have a minimal effect on its operations.

GROSS PROFIT. In fiscal 1999, gross profit increased 45.0%, or $19.1 million, from $42.4 million in fiscal 1998, to $61.5 million. Of this 45.0% increase, 34.2% was due to the acquisitions of Embedded PPC, OR, ORTEC, OR Computers, Inc., and Industrial Computers, and 10.8% was due to increased sales volume over fixed costs and material cost improvements in the Company's other product areas, as well as a higher percentage of sales of the Company's Aerospace and Connectivity products, which generally yield higher margins than the Company's other products. For the same reasons, in fiscal 1999, gross margin increased to 58.0% of sales from 57.2% in fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In fiscal 1999, selling, general and administrative expense increased 42.0%, or $7.1 million from $16.9 million in fiscal 1998, to $24.0 million. Of this 42.0% increase, 24.0% resulted from the added expenditures due to the acquisitions of Embedded PPC, OR, ORTEC, OR Computers, Inc., and Industrial Computers, and 18.0% was due to additional salaried sales personnel as the Company transitioned from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. In fiscal 1999, selling, general and administrative expense as a percentage of sales was consistent at 22.6%, compared to 22.8% in fiscal 1998, in line with the increase in sales volume.

RESEARCH AND DEVELOPMENT EXPENSE. In fiscal 1999, research and development expense increased by 79.8%, or $6.4 million, from $8.0 million in fiscal 1998, to $14.4 million. Of this 79.8% increase, 41.3% resulted from the added expenditures due to the acquisitions of Embedded PPC, OR, ORTEC, OR Computers, Inc., and Industrial Computers, and 38.5% was due to increased investment in product development in the Company's other product areas. For the same reasons, in fiscal 1999, research and development expense increased to 13.5% of sales from 10.8% in fiscal 1998.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. In fiscal 1999, in connection with the acquisition of the majority interest in OR completed on July 1, 1998, the Company recorded a $0.5 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles (see "Recent Acquisitions" above). In conjunction with the acquisition of the remaining interest in OR, all projects in process at the date of the initial acquisition had been substantially completed such that no additional in-process research and development was acquired.

AMORTIZATION OF INTANGIBLE ASSETS. In fiscal 1999, amortization of intangible assets increased 105.4%, or $2.1 million from $1.9 million in fiscal 1998, to $4.0 million. This increase was the result of the amortization of goodwill associated with the acquisitions of Embedded PPC, OR, ORTEC, and Industrial Computers.

INTEREST INCOME. In fiscal 1999, interest income decreased 73.4%, or $822,000, from $1.1 million in fiscal 1998, to $298,000. This decrease was primarily due to the reduction in interest earned on cash, as the Company's cash decreased due to the $3.0 million final payment to the former owners of Connectivity Products on July 1, 1998, the $20.2 million payments (net of cash acquired) for the acquisitions of OR, ORTEC, and OR Computers, Inc., the $5.1 million payment (net of cash acquired) for the acquisition of Embedded PPC, $2.4 million for the acquisition of property and equipment, and $1.6 million in capital expenditures for leasehold improvements at the Company's new facility located in Carlsbad, California.

INTEREST EXPENSE. In fiscal 1999, interest expense increased 53.2%, or $100,000, from $188,000 in fiscal 1998, to $288,000. This increase was due to interest associated with the $7.9 million of borrowings drawn under the Company's line of credit, as well as interest paid on the $10.4 million payment for the remaining interest in OR and ORTEC, partially offset by the elimination of the imputed interest expense associated with the notes payable to the former owners of Connectivity Products.

FOREIGN EXCHANGE GAINS. In fiscal 1999, the $667,000 of foreign exchange gains were primarily attributable to the change in exchange rates between December 9, 1998 and February 28, 1999, relating to the DM 16.7 million payments made during the quarter ended March 31, 1999 for the remaining interests in OR and ORTEC (see "Recent Acquisitions" above).

INCOME TAXES. For fiscal 1999 and fiscal 1998 income taxes represent effective income tax rates of 34.3% and 39.0%, respectively. The decrease in the effective rate is due to tax planning strategies implemented by the Company, including research and experimental tax credits (including $0.5 million of credits related to prior years), and increased use of the Company's foreign sales corporation, partially offset by a higher effective tax rate in Germany.

EARNINGS PER SHARE. For fiscal 1999, net income per common share was $2.11 compared to $1.81 for fiscal 1998. Net income per common share - assuming dilution was $1.99 for fiscal 1999 compared to $1.64 for fiscal 1998. Included in net income per common share and net income per common share assuming dilution for fiscal 1999 is a net benefit of approximately $0.10 related to non-recurring foreign exchange gains, tax credit adjustments, and acquired in-process research and development.

REVIEW OF BUSINESS SEGMENTS

The Company is managed and operates through three operating segments: the Computer Group, the Aerospace Group and the European Group. The following is a discussion of sales from external customers and segment profit for each reportable segment. The Company does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with Company borrowing facilities, and acquired in-process research and development charges. This measure of segment profit described above is referred to herein as "Segment Profit."

COMPUTER GROUP

                   SALES FROM EXTERNAL CUSTOMERS                       SEGMENT PROFIT
FY99                       $64.1 million                               $13.5 million
FY98                       $45.1 million                               $11.3 million

Computer Group sales from external customers in fiscal 1999 increased 42.3%, or $19.0 million, from $45.1 million in fiscal 1998 to $64.1 million. Of this 42.3% increase, sales contributed by the acquisitions of Embedded PPC, Industrial Computers, and the U.S. distribution of OR products accounted for 39.9% of the increase. The balance of the increase, 2.4%, is due to increases in the Group's other product lines. On a standalone basis, sales of the Company's I/O products and the U.S. built CPU products manufactured by Embedded Computers decreased 9% compared to fiscal 1998, primarily due to the effects of a slowdown in the semiconductor industry and the Asian currency and economic crisis. Management currently believes that the markets for these products are stabilizing, and that any further declines will have a minimal effect on its operations. These declines were offset by a 14.0% increase in the Company's computer connectivity and expansion unit products.

Computer Group segment profit in fiscal 1999 increased 19.5%, or $2.2 million, from $11.3 million in fiscal 1998, to $13.5 million, primarily due to earnings contributed by the acquisitions of Embedded PPC and Industrial Computers. Segment profit as a percentage of sales decreased from 25.0% in fiscal 1998 to 21.0% in fiscal 1999. This decrease was primarily the result of lower gross margins as the Group's overall sales mix shifted to lower margin products, as well as increased sales expense as the Group strengthened its sales force and increased investment in product development.

AEROSPACE GROUP

                           SALES FROM EXTERNAL CUSTOMERS               SEGMENT PROFIT
FY99                                $31.9 million                       $10.8 million
FY98                                $29.1 million                       $11.0 million

Aerospace Group sales from external customers in fiscal 1999 increased 9.4%, or $2.8 million, from $29.1 million in fiscal 1998 to $31.9 million. In fiscal 1999, sales of the Group's avionics interface products increased 4.8% over fiscal 1998, a reduced rate of growth compared to that experienced by the Group in the past several years. Management believes that this reduced growth is the result of the Group's high market share of its avionics interface products and a decline in defense electronics research and development expenditures. Sales of the Group's telemetry products increased 23.5% in fiscal 1999 over fiscal 1998 as the Group increased its participation in the military and commercial satellite market.

Aerospace Group segment profit in fiscal 1999 decreased 2.0%, or $200,000, from $11.0 million in fiscal 1998 to $10.8 million. The additional gross margin realized from the Group's increased sales was offset by higher selling, general and administrative expenses and product development costs primarily in the telemetry products area as the Group positioned Telemetry for additional growth.

EUROPEAN GROUP

                           SALES FROM EXTERNAL CUSTOMERS               SEGMENT PROFIT
FY99                                $10.0 million                        $3.3 million

The European Group was formed in July 1998 with the acquisitions of OR and ORTEC. The European Group provides a substantial expansion of the Company's Intel-based processor product line sold in both the U.S. and Europe. The principal current markets for the European Group's products are operational military and space systems and industrial automation and control. European Group sales from external customers for fiscal 1999 sold into the European market were $10.0 million with an additional $3.5 million of inter-segment sales sold to and reflected in the sales from external customers of the Computer Group. On a pro forma basis the gross sales for fiscal 1999 of $13.5 million represent approximately an 8.0% increase when compared to the same period of the prior fiscal year.

The European Group segment profit for fiscal 1999 was $3.3 million, in line with the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $3.5 million at June 30, 1999, a decrease of $19.4 million from June 30, 1998. This decrease was the result of the acquisitions of Embedded PPC, OR, ORTEC, and OR Computers, Inc. for $25.3 million, net of cash acquired, $2.4 million for the acquisition of property and equipment, $1.6 million in leasehold improvements associated with the Company's new Carlsbad, California facility, $3.0 million for the final payment to the former owners of Connectivity Products, $1.6 million paid to the former minority shareholders of OR and ORTEC for prior year undistributed dividends and $0.2 million for the repurchase of 10,000 shares of the Company's Common Stock in accordance with the Company's Repurchase Plan announced on October 16, 1998 whereby the Company's Board of Directors approved the repurchase of up to 500,000 shares of its Common Stock within a twelve month period. These expenditures were offset by cash flows from operating activities of $9.3 million, $1.2 million from the exercise of stock options and warrants, and $3.9 million (net of payments of $4.0 million) drawn against the Company's $15.0 million Credit Agreement with Bank of America. The Company's growth during the fiscal year caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. The exercise of stock options related to the Company's stock option plans reduced the Company's tax liability.

In fiscal years ended June 30, 1998 and June 30, 1997, the Company generated $6.9 million and $8.5 million, respectively, of positive cash flow from operating activities. In fiscal 1998, the positive cash flow from operating activities provided the

Company sufficient funds to acquire Industrial Computers in November 1997. In fiscal 1997, the positive cash flow from operating activities combined with the net proceeds from the sale of common stock (see "Public Stock Offering") provided the Company sufficient funds to acquire Connectivity Products in November 1996 and to pay down all existing debt.

On December 1, 1998, the Company entered into a $15.0 million Credit Agreement ("Agreement") with Bank of America, N.A. ("Lender"), formerly NationsBank, N.A. The Agreement expires on November 30, 1999. Management intends to renew the agreement in the ordinary course of business. As of June 30, 1999 there was $3.9 million of borrowings drawn on the Agreement. The Agreement imposes two performance ratios on the Company. They are a Senior Funded Debt to EBITDA Ratio and a Fixed Charge Coverage Ratio. The Senior Funded Debt to EBITDA Ratio requires that the Company's total debt evidenced by promissory notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.25 to 1 when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from the time of measurement. The Fixed Charge Coverage Ratio requires that the ratio of (a) the Company's profit before tax plus interest, depreciation, amortization expense, and operating lease expense, minus federal income tax and capital expenditures (all for the immediately preceding four fiscal quarters from the time of measurement), to (b) the sum of interest expense plus operating lease expense plus principal payments on debt, (other than debt incurred from this Agreement and the $3.0 million payment made on July 1, 1998 to the former owners of Connectivity Products), plus distributions (including dividends), all for the immediately preceding four fiscal quarters from the time of measurement, not be less than 5.00 to 1.00. In addition, the Company is subject to a Tangible Net Worth covenant whereby the Company shall not permit its total stockholders' equity less the net book value of intangible assets and unamortized debt discount and expenses, to be less than the sum of $36.0 million plus 75% of the cumulative consolidated net income for each calendar quarter commencing on October 1, 1998, through the quarter of measurement, plus 75% of the amount of any proceeds received from the issuance of any additional shares of stock or other equity instruments. However, the required Tangible Net Worth was reduced by $8.0 million after the date that the Company exercised its option to purchase the minority share of OR and ORTEC. The Company is also prohibited from disposing of or acquiring certain assets and businesses, making certain distributions, including dividends, and purchasing or redeeming or incurring any liability to purchase or redeem any capital stock without the permission of the Lender. The Company can borrow against the Agreement with an interest rate based on the Lender's prime rate or LIBOR in accordance with the following LIBOR margin. Using the LIBOR option, if the Company's Senior Funded Debt to EBITDA Ratio is less than 0.50, the interest rate is LIBOR plus 1.50%, or if the Company's Senior Funded Debt to EBITDA Ratio is greater than or equal to 0.50 but less than or equal to 1.25, the interest rate is LIBOR plus 1.75%. Commencing on January 1, 1999, the Company is assessed a non-refundable fee equal to 0.20% times the average daily unused portion of the $15.0 million commitment during each calendar quarter. The Agreement is guaranteed by Guaranty Agreements provided by each of the Company's subsidiaries except for the Company's German subsidiaries. At June 30, 1999, the Company was in compliance with all of the covenants of the Agreement. Management believes that its financial resources, including its internally generated funds and debt capacity will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months. At June 30, 1999, there were no material outstanding commitments for capital expenditures.

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

YEAR 2000 TASK FORCE. The Company assembled, in April 1998, an internal task force, chaired by the CEO and comprised of senior managers throughout the Company. The task force has established a comprehensive program to review the Company's products, business and engineering applications, suppliers and facilities, and is developing contingency plans for Y2K readiness to be completed by the end of calendar 1999. These contingency plans include such options as multiple sources of components and subcontract assembly, increasing inventory levels of selected critical components, and moving production to alternative locations. The goal of the task force is to minimize the effect that Y2K issues will have on the Company and its customers. The CEO of the Company updates the Board of Directors on its Y2K readiness at each scheduled board meeting.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. Throughout its operations, the Company is using 146 internal business and engineering purchased software packages. The task force has reviewed or tested all of these 146 software packages and has determined that 91%, or 133 systems, are compliant and 9%, or 13 systems are not compliant. Of these 13 non-compliant systems, 7 will be used as is, as the date fields are not critical to the Company's use, and the remaining 6 systems are scheduled to be modified by the end of calendar 1999. Although the Company has been assured by its vendor that its business information system, installed in 1998 and utilized at most of its locations, is Y2K ready as long as the Company adheres to the supplier's Y2K readiness guidelines, the Company plans to simulate, in a Y2K environment, standard monthly transactions from January 1, 2000 through February 29, 2000, to verify this readiness. Planned completion of this simulation is September 1999. The Company has 565 computer workstations and servers throughout its operations. As of September 1, 1999, 91% of these computer workstations and servers have been tested and all necessary modifications to ensure compliance have been completed with the balance expected to be tested and compliant by October 1999.

SUPPLIERS. The major suppliers to the Company are component parts distributors and contract manufacturers. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company has sent questionnaires to 327 of its suppliers to determine their Y2K readiness and to what extent the Company may be vulnerable due to their failure to be Y2K ready. As of September 1, 1999, 95% of the Company's suppliers have responded. The Company has determined that 185 of these suppliers are critical to its operations. A critical supplier is defined as one whose failure to be Y2K compliant would have a material impact on the Company's operations, possibly shutting down manufacturing or other critical operations within a short period of time. The Company has made site visits to a representative sample of its most critical suppliers in order to assess their degree of readiness. The assessment process of the critical suppliers, including additional site visits by Company personnel, will be ongoing throughout calendar 1999 to understand, to the highest degree possible, their readiness. As a contingency, the Company plans to increase inventory levels of critical components. The Company expects that the increase in inventory will be funded by cash flows from operating activities. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company. In the instances where the Company is unable to determine that its vendors have taken, or will take, appropriate steps to minimize disruption due to non-Y2K readiness, the Company has contingency plans to move to currently identified alternate sources.

The Company has seven facilities, five in the United States and two in Germany. Each facility relies on local private or governmental suppliers for electricity, water, sewer, telephone and other needed services. A disruption in any of these services could have a material adverse effect on the operations of the affected location. As a contingency, plans are being prepared that if a prolonged disruption occurs at any of the Company's facilities, production of that location's product would be transferred to other Company facilities.

PRODUCTS. The Company has assessed the capability of all of its existing and legacy products to handle the year 2000. In addition, all products under development have been reviewed to ensure Y2K readiness prior to release. Certain of the Company's computer processor board level products and integrated computer systems utilize computer chips that include built in operating systems ("BIOS") allowing the computer to initialize and load software. For many users, software is provided by sources other than the Company. As with the typical PC computer, the assessment of whether a complete system will operate correctly may depend on the BIOS capability and software. To the extent that older BIOS or software are not Y2K ready, they may need to be upgraded or replaced. All of the Company's existing businesses have sent letters to all of their current and former customers indicating to them which of the Company's products may not be Y2K ready, depending on their application, and what steps need to be taken to ensure Y2K readiness, or the need for replacement. In addition, the Company has posted on its web site (http://www.sbs.com) Y2K readiness information on all of its products.

COSTS. The Company expects the cost of its Y2K assessment, including both incremental spending and reallocated resources, will not be material and will be absorbed within the normal capital equipment and operating expenditures of the Company. To date, costs incurred and included in the Company's reported financial results were approximately $330,000 and were limited to the cost of existing employees assigned to the task force, or outside consultants hired on a temporary basis. The Company estimates that it will spend an additional $150,000 through completion of its Y2K program. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of "Y2K readiness" and since all customer situations cannot be anticipated, particularly those involving third party products, the Company may encounter claims as a result of the Y2K transition. These claims, if successful, could have a material adverse impact on future results.

CUSTOMERS. Because the Company has no customer which comprises more than 10% of its sales, the Company believes that the effect of a failure of any single customer to continue to purchase goods and services from the Company due to non-Y2K readiness will not be material to the operations of the Company. The Company sells its products and services to hundreds of customers. Some of the Company's customers may not become Y2K ready, in which case, the Company cannot assure that their lack of readiness in the aggregate, will not have a material effect on the Company's operations.

EURO CONVERSION

On January 1, 1999 eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members will remain legal tender in the participating countries for the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. The Company has begun to assess its need to adapt information technology and other systems to accommodate euro-denominated transactions, any potential impact on terms and enforceability of legacy denominated contracts, and potential tax consequences of currency conversion. This assessment is being conducted to determine whether the euro conversion will have a material adverse effect on the Company's financial position, results of operations, or liquidity.

NEW ACCOUNTING STANDARDS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS 133, as amended, are effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is permitted. The Company has not determined the financial impact of adopting SFAS 133 to date.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

SALES. In fiscal 1998, sales increased 40.5%, or $21.4 million, from $52.8 million in fiscal 1997 to $74.2 million. Of this 40.5% increase, sales contributed by Industrial Computers, which was acquired on November 24, 1997, comprised 9.1%, sales contributed by Connectivity Products, which was acquired on November 18, 1996, comprised 14.7%, and 19.8% of this increase was attributable to the Company's other product lines, offset by 3.1% due to the sale of the Company's Judgmental Use of Force business on June 26, 1997. Throughout fiscal 1998, prices for the Company's products remained firm, and unit shipments increased across all product lines. Historically, less than 5.0% of the Company's sales were direct sales to Asian-based customers. The Company experienced minimal direct effect (less than 2.0% of sales) on its operations due to the Asian currency and economic crisis.

GROSS PROFIT. In fiscal 1998, gross profit increased 52.0%, or $14.5 million, from $27.9 million in fiscal 1997, to $42.4 million. Of this 52.0% increase, 21.9% was due to the acquisitions of Connectivity Products and Industrial Computers, and 30.1% was due to increased sales volume over fixed costs, material cost improvements, and a reduction in commissionable sales due to the movement from an independent representative sales force to a direct sales force, and the sale of the Company's low margin Judgmental Use of Force business. For the same reasons, in fiscal 1998, gross margin increased to 57.2% of sales from 52.8% in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In fiscal 1998, selling, general and administrative expense increased 65.2%, or $6.7 million from $10.2 million in fiscal 1997, to $16.9 million. Of this 65.2% increase, 16.9% resulted from the added expenditures due to the acquisitions of Connectivity Products and Industrial Computers, and 48.3% was due to additional salaried sales personnel as the Company transitioned from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of the Company. For the same reasons, selling, general and administrative expense increased to 22.8% of sales from 19.4% in fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSE. In fiscal 1998, research and development expense increased 80.5%,or $3.6 million, from $4.4 million in fiscal 1997, to $8.0 million. Of this 80.5% increase, 18.2% resulted from the added expenditures due to the acquisitions of Connectivity Products and Industrial Computers, and 62.3% was due to increased investment in new products in the Company's other product areas. For the same reasons, research and development expense increased to 10.8% of sales from 8.4% in fiscal 1997.

AMORTIZATION OF INTANGIBLE ASSETS. In fiscal 1998, amortization of intangible assets increased 28.8%, or $400,000 from $1.5 million in fiscal 1997, to $1.9 million as a result of goodwill amortization associated with the acquisitions of Connectivity Products and Industrial Computers.

INTEREST INCOME, NET OF INTEREST EXPENSE. In fiscal 1998, interest income, net of interest expense, was $933,000 compared to $14,000 in fiscal 1997. This change is attributable to the elimination of all bank debt effective November 22, 1996, by application of some of the proceeds of the public stock offering, and earnings on surplus cash from operations as well as earnings on cash received above the Company's immediate requirements from the public offering, offset by imputed interest of $184,000 on notes payable to the former owners of Connectivity Products.

INCOME TAXES. For fiscal 1998 and fiscal 1997 income taxes represent effective income tax rates of 39.0% and 40.0%, respectively. The decrease in the effective rate is due to tax planning strategies implemented by the Company, including a research and experimental tax credit.

EARNINGS PER SHARE. For fiscal 1998, net income per common share was $1.81 compared to $0.10 for fiscal 1997. Net income per common share - assuming dilution was $1.64 for fiscal 1998 compared to $0.09 for fiscal 1997. This change is primarily due to the $11.0 million charge to earnings associated with the acquisition of Connectivity Products in November 1996, offset by additional shares outstanding. For fiscal 1997, net income per common share-assuming dilution, excluding the charge to earnings, net of income taxes, would have been $1.34.

REVIEW OF BUSINESS SEGMENTS

The following is a discussion of sales from external customers and segment profit for each reportable segment. The Company does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with Company borrowing facilities, and acquired in-process research and development charges. This measure of segment profit described above is referred to herein as "Segment Profit."

COMPUTER GROUP

                           SALES FROM EXTERNAL CUSTOMERS               SEGMENT PROFIT
FY98                                $45.1 million                       $11.3 million
FY97                                $28.7 million                       $ 7.5 million

Computer Group sales from external customers in fiscal 1998 increased 57.0%, or $16.4 million, from $28.7 million in fiscal 1997 to $45.1 million. Of this 57.0% increase, sales contributed by the acquisitions of Connectivity Products and Industrial Computers accounted for 39.7% of the increase. The balance of the increase, 17.3%, was due to increases in the Group's other product lines fueled primarily by a higher demand for Modular I/O's ruggedized products and IndustryPack I/O modules associated with carrier cards for the PCI and CompactPCI computer busses.

Computer Group segment profit in fiscal 1998 increased 50.0%, or $3.8 million, from $7.5 million in fiscal 1997 to $11.3 million. The additional earnings contributed by the acquisitions of Connectivity Products and Industrial Computers accounted for approximately 38.0% of the increase with the balance due primarily to increased earnings derived from the additional sales of Modular I/O's ruggedized products and IndustryPack I/O modules.

AEROSPACE GROUP

                           SALES FROM EXTERNAL CUSTOMERS               SEGMENT PROFIT
FY98                                $29.1 million                       $11.0 million
FY97                                $22.4 million                       $ 9.2 million

Aerospace Group sales from external customers in fiscal 1998 increased 29.8%, or $6.7 million, from $22.4 million in fiscal 1997 to $29.1 million. Of this 29.8% increase, sales of the Group's avionics interface products grew 25.6% as a result of increased demand for the Group's bus interface and bus analyzer products. Sales of the Group's telemetry products slowed to a 4.2% increase compared to fiscal 1997, as this portion of the Group's business was repositioned to better address the military and commercial satellite market.

Aerospace Group segment profit in fiscal 1998 increased 19.5% or $1.8 million, from $9.2 million in fiscal 1997 to $11.0 million. The additional margin realized from the increase in sales of the Group's bus interface and bus analyzer products generated primarily all of this increase. Segment profit as a percentage of sales declined from 40.9% in fiscal 1997 to 37.7% in fiscal 1998 as the Group built overhead infrastructure positioning itself for additional growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's liquid investment is cash invested either in money market accounts or in overnight repurchase agreements. The Company's notes payable as of June 30, 1999 and 1998 are at fixed interest rates maturing within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

The Company, as a result of its German operating and financing activities, is exposed to market risk from changes in foreign currency exchange rates. To date, the Company has not entered into any foreign exchange forward contracts to reduce its exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
SBS Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.


                                        /S/ KPMG LLP



Albuquerque, New Mexico
August 6, 1999

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                               ASSETS                                      June 30, 1999                 June 30, 1998
                                                                          ---------------               ---------------
Current assets:
     Cash and cash equivalents                                           $      3,500,556                    22,874,754
     Receivables, net (note 4)                                                 21,442,108                    13,118,717
     Inventories (note 5)                                                      15,755,379                    10,661,211
     Deferred income taxes (note 9)                                             2,179,143                     1,600,000
     Income tax receivable (note 9)                                                31,728                             -
     Prepaid expenses                                                             632,798                       288,350
     Other current assets                                                         322,511                       335,694
                                                                          ---------------               ---------------
          Total current assets                                                 43,864,223                    48,878,726
                                                                          ---------------               ---------------

Property and equipment, net (note 6)                                            7,321,717                     4,460,276

Intangible assets, net (note 7)                                                36,228,105                    16,694,154

Deferred income taxes (note 9)                                                  4,488,059                     4,230,000

Other assets                                                                      105,751                        52,031
                                                                          ---------------               ---------------

          Total assets                                                    $    92,007,855                    74,315,187
                                                                          ---------------               ---------------
                                                                          ---------------               ---------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable (note 8)                                              $      3,900,000                     3,000,000
     Notes payable to related parties (note 8)                                  1,391,216                             -
     Accounts payable                                                           3,319,664                     2,062,373
     Accrued representative commissions                                           529,765                       236,228
     Accrued salaries                                                           2,632,993                     1,996,431
     Accrued compensated absences                                               1,201,653                       743,944
     Income taxes (note 9)                                                              -                       901,909
     Other current liabilities                                                  1,804,591                     1,110,315
                                                                          ---------------               ---------------
          Total current liabilities                                            14,779,882                    10,051,200
                                                                          ---------------               ---------------

          Total liabilities                                                    14,779,882                    10,051,200
                                                                          ---------------               ---------------

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized,
        5,837,483 issued and outstanding at June 30, 1999
        5,678,200 issued and outstanding at June 30, 1998                      50,554,450                    47,778,033
     Common stock warrants (note 12)                                               38,425                        70,118
     Accumulated other comprehensive loss                                      (2,059,126)                            -
     Retained earnings                                                         28,694,224                    16,415,836
                                                                          ---------------               ---------------
          Total stockholders' equity                                           77,227,973                    64,263,987
                                                                          ---------------               ---------------

          Total liabilities and stockholders' equity                      $    92,007,855                    74,315,187
                                                                          ---------------               ---------------
                                                                          ---------------               ---------------



     See accompanying notes to consolidated financial statements

                  SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

                                                                              Year Ended June 30
                                                           ----------------------------------------------------------
                                                                 1999                1998                 1997
                                                           -----------------   -----------------    -----------------
Sales                                                      $     105,999,233          74,213,901           52,814,568

Cost of sales                                                     44,480,959          31,793,078           24,910,271
                                                           -----------------   -----------------    -----------------
         Gross Profit                                             61,518,274          42,420,823           27,904,297

Selling, general and administrative expense                       23,983,186          16,891,907           10,223,374

Research and development expense                                  14,350,995           7,983,570            4,422,152

Acquired in-process research and
     development charge                                              527,514                   -           11,000,000

Amortization of intangible assets                                  3,980,036           1,937,353            1,504,524
                                                           -----------------   -----------------    -----------------
         Operating income                                         18,676,543          15,607,993              754,247
                                                           -----------------   -----------------    -----------------

Interest income                                                      298,372           1,120,871              523,115

Interest expense                                                    (287,576)           (187,676)            (508,677)

Foreign exchange gains                                               666,754                   -                    -
                                                           -----------------   -----------------    -----------------

                                                                     677,550             933,195               14,438
                                                           -----------------   -----------------    -----------------

Income before income taxes and minority interest                  19,354,093          16,541,188              768,685

Income taxes (note 9)                                              6,631,322           6,451,000              307,000
                                                           -----------------   -----------------    -----------------

Income before minority interest                                   12,722,771          10,090,188              461,685

Minority interest                                                    444,383                   -                    -
                                                           -----------------   -----------------    -----------------

Net income                                                 $      12,278,388          10,090,188              461,685
                                                           -----------------   -----------------    -----------------
                                                           -----------------   -----------------    -----------------


Net income per common share                                $            2.11                1.81                 0.10
                                                           -----------------   -----------------    -----------------
                                                           -----------------   -----------------    -----------------

Net income per common share -
     assuming dilution                                     $            1.99                1.64                 0.09
                                                           -----------------   -----------------    -----------------
                                                           -----------------   -----------------    -----------------

           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------


                                                              Common
                                                              stock                 Common
                                                 ---------------------------        stock           Retained
                                                   Shares           Amount         warrants         earnings
                                                 ----------      -----------      ---------      ------------
BALANCE AT JUNE 30, 1996                          3,178,133      $ 4,690,786       $180,000       $ 5,180,134
Exercise of stock options and warrants              527,245        1,960,780        (68,714)                -
Income tax benefit from stock
     options exercised                                    -        1,645,740              -                 -
Stock issued for business acquisition (note 2)      200,000           68,000              -           683,829
Common stock issued in
     public offering                              1,500,000       35,524,448              -                 -
Comprehensive income:
     Net income                                           -                -              -           461,685
                                                 ----------      -----------      ---------      ------------
Total comprehensive income



BALANCE AT JUNE 30, 1997                          5,405,378       43,889,754        111,286         6,325,648
Exercise of stock options and warrants              272,822        2,032,675        (41,168)                -
Income tax benefit from stock
     options exercised                                    -        1,855,604              -                 -
Comprehensive income:
     Net income                                           -                -              -        10,090,188
                                                 ----------      -----------      ---------      ------------
Total comprehensive income


BALANCE AT JUNE 30, 1998                          5,678,200       47,778,033         70,118        16,415,836
Exercise of stock options and warrants              141,583        1,182,967        (31,693)                -
Stock issued to directors under
     restricted stock awards                          3,700           74,000              -                 -
Stock issued for business acquisition (note 2)       24,000          713,878              -                 -
Stock repurchased and retired                       (10,000)        (181,928)             -                 -
Income tax benefit from stock
     options exercised                                    -          987,500              -                 -
Comprehensive income:
     Net income                                           -                -              -        12,278,388
     Other comprehensive loss:
         Foreign currency translation adjustment          -                -              -                 -
                                                 ----------      -----------      ---------      ------------
Total comprehensive income

BALANCE AT JUNE 30, 1999                         $5,837,483      $50,554,450      $  38,425      $ 28,694,224
                                                 ----------      -----------      ---------      ------------
                                                 ----------      -----------      ---------      ------------



                                                                          Accumulated        Total
                                                                             other           stock-
                                                       Comprehensive     comprehensive      holders'
                                                          income             loss            equity
                                                      -------------   --------------     ------------
BALANCE AT JUNE 30, 1996                                                 $          -     $10,050,920
Exercise of stock options and warrants                 $          -                 -       1,892,066
Income tax benefit from stock
     options exercised                                            -                 -       1,645,740
Stock issued for business acquisition (note 2)                    -                 -         751,829
Common stock issued in
     public offering                                              -                 -      35,524,448
Comprehensive income:
     Net income                                             461,685                 -         461,685
                                                      -------------   ---------------    ------------
Total comprehensive income                                  461,685
                                                      -------------
                                                      -------------

BALANCE AT JUNE 30, 1997                                                            -      50,326,688
Exercise of stock options and warrants                            -                 -       1,991,507
Income tax benefit from stock
     options exercised                                            -                 -       1,855,604
Comprehensive income:
     Net income                                          10,090,188                 -      10,090,188
                                                      -------------   ---------------    ------------
Total comprehensive income                               10,090,188
                                                      -------------
                                                      -------------
BALANCE AT JUNE 30, 1998                                                            -      64,263,987
Exercise of stock options and warrants                            -                 -       1,151,274
Stock issued to directors under
     restricted stock awards                                      -                 -          74,000
Stock issued for business acquisition (note 2)                    -                 -         713,878
Stock repurchased and retired                                     -                 -        (181,928)
Income tax benefit from stock
     options exercised                                            -                 -         987,500
Comprehensive income:
     Net income                                          12,278,388                 -      12,278,388
     Other comprehensive loss:
         Foreign currency translation adjustment         (2,059,126)       (2,059,126)     (2,059,126)
                                                      -------------   ---------------    ------------
Total comprehensive income                            $  10,219,262
                                                      -------------
                                                      -------------
BALANCE AT JUNE 30, 1999                                              $    (2,059,126)   $ 77,227,973
                                                                      ---------------    ------------
                                                                      ---------------    ------------

           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                            Year Ended June 30
                                                                        ----------------------------------------------------------
                                                                             1999                 1998                 1997
                                                                             ----                 ----                 ----
Cash flows from operating activities:

     Net income                                                         $    12,278,388           10,090,188               461,685
                                                                        ---------------      ---------------      ----------------

     Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation                                                     1,658,272              960,943              705,160
             Amortization of intangible assets                                3,980,036            1,937,353            1,504,524
             Bad debt expense                                                   210,522              136,078              223,004
             Deferred income taxes                                             (973,612)            (250,000)          (5,141,037)
             Loss (gain) on disposition of assets                                32,459                7,802             (189,579)
             Foreign exchange gains                                            (666,754)                   -                    -
             Stock issued to directors under
                 restricted stock awards                                         74,000                    -                    -
             Imputed interest                                                         -              183,749              144,072
             Acquired in-process research and
                 development charge                                             527,514                    -           11,000,000
             Minority interest                                                  444,383                    -                    -
             Changes in assets and liabilities:
                 Receivables                                                 (3,079,001)          (3,066,609)            (888,824)
                 Inventories                                                 (1,831,945)          (2,480,430)            (541,340)
                 Prepaids and other assets                                     (350,462)            (262,465)             260,367
                 Accounts payable                                               308,474              343,790             (143,036)
                 Accrued representative commissions                             293,537             (253,711)              79,181
                 Accrued salaries                                            (1,131,302)              53,870              683,403
                 Accrued compensated absences                                   386,524              173,912               65,584
                 Income taxes                                                (2,858,114)            (247,290)             873,333
                 Other current liabilities                                        6,230             (460,937)            (555,158)
                                                                        ---------------      ---------------      ----------------
                     Net adjustments                                         (2,969,239)          (3,223,945)           8,079,654
                                                                        ---------------      ---------------      ----------------

                     Net cash provided by operating activities                9,309,149            6,866,243            8,541,339
                                                                        ---------------      ---------------      ----------------

Cash flows from investing activities:
     Cash received from sale of assets                                            4,905               54,200                    -
     Business acquisitions, net of cash acquired (note 2)                   (25,276,144)          (5,565,603)         (20,511,319)
     Acquisition of property and equipment                                   (4,019,741)          (2,975,552)          (1,451,643)
     Proceeds from businesses divested and asset sales (note 3)                       -                    -            2,000,000
                                                                        ---------------      ---------------      ----------------

                     Net cash used in investing activities                  (29,290,980)          (8,486,955)         (19,962,962)
                                                                        ---------------      ---------------      ----------------


                                   (Continued)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

-------------------------------------------------------------------------------

                                                                                           Year Ended June 30
                                                                        ----------------------------------------------------------
                                                                             1999                 1998                 1997
                                                                             ----                 ----                 ----
Cash flows from financing activities:
     Payments on notes payable to related parties                         (1,607,467)                   -                    -
     Proceeds from notes payable to bank                                   7,900,000                    -                    -
     Payments on notes payable to bank                                    (4,000,000)                   -                    -
     Payments on long-term borrowings
         and capital leases                                               (3,000,000)          (1,013,316)          (7,108,990)
     Repurchase of common stock                                             (181,928)                   -                    -
     Proceeds from exercise of stock
         options and warrants                                              1,151,274            1,991,507            1,892,066
     Income tax benefit of stock options exercised                           987,500            1,855,604            1,645,740
     Net proceeds from sale of common stock                                        -                    -           35,524,448
                                                                         -----------          -----------         ------------

                     Net cash provided by financing activities             1,249,379            2,833,795           31,953,264
                                                                         -----------          -----------         ------------

Effect of exchange rate changes on cash                                     (641,746)                   -                    -
                                                                         -----------          -----------         ------------

Net (decrease) increase in cash and cash equivalents                     (19,374,198)           1,213,083           20,531,641

Cash and cash equivalents at beginning of period                          22,874,754           21,661,671            1,130,030
                                                                         -----------          -----------         ------------

Cash and cash equivalents at end of period                               $ 3,500,556           22,874,754           21,661,671
                                                                         -----------          -----------         ------------
                                                                         -----------          -----------         ------------

Supplemental disclosure of cash flow information:

     Interest paid                                                       $   273,867                3,916              275,415
     Income taxes paid                                                     9,375,575            5,092,687            2,922,519

     Noncash financing and investing activities:

     Assets acquired through capital leases                                        -                    -               70,733
     Debt issued for acquisition                                                   -                    -            3,672,179
     Stock issued for acquisition                                            713,878                    -                    -

     Summary of assets and equity acquired, and liabilities assumed through acquisitions:

             Cash and cash equivalents                                       586,918              239,021               23,489
             Receivables                                                   5,314,703              943,917            2,157,225
             Inventories                                                   3,378,652              475,311            2,412,589
             Deferred income tax                                            (105,638)                   -               65,963
             Prepaid expenses                                                102,512               21,111              213,115
             Goodwill and covenants not to compete                        24,243,221            4,532,254           10,032,643
             Property and equipment, net                                     556,258               25,817            1,065,180
             Notes payable to related parties                             (2,865,603)                   -             (609,322)
             Accounts payable                                               (851,903)            (176,737)            (441,134)
             Accrued representative commissions                                    -              (40,240)             (17,240)
             Accrued salaries                                             (1,753,948)             (73,938)            (108,099)
             Accrued compensated absences                                    (82,225)              (9,971)            (154,135)
             Debt                                                                  -                    -             (404,277)
             Income taxes                                                 (1,888,522)             (54,037)               1,552
             Other current liabilities                                      (771,363)             (77,884)            (278,733)
             Common stock                                                          -                    -              (68,000)
             Retained earnings                                                     -                    -             (683,829)
                                                                         -----------          -----------         ------------
                                                                         -----------          -----------         ------------

           See accompanying notes to consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)  GENERAL

            The consolidated financial statements include the accounts of SBS Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            The Company is a leading designer and manufacturer of open-architecture, standard bus embedded computer components that system designers can easily utilize to create a custom solution specific to the user's unique application. The Company's product lines include CPU boards, general purpose input/output modules, avionics interface modules and analyzers, computer connectivity and expansion units, telemetry boards, data acquisition software and industrial computer systems and enclosures. The Company has operations in New Mexico, Minnesota, North Carolina, California and Germany.

       (b)  SALES RECOGNITION

            Sales are recognized when goods are shipped to the customer.

            Effective July 1, 1998, the Company adopted SOP 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. SOP 97-2 provides additional guidance on when revenue should be recognized and in what amounts, for licensing, selling, leasing, or otherwise marketing computer software. Adoption of SOP 97-2 did not have a material impact on the Company's sales recognition policies or the financial statements.

       (c)  CASH AND CASH EQUIVALENTS

            Temporary investments with original maturities of ninety days or less are classified as cash and cash equivalents. Substantially all cash is held at one financial institution.

       (d)  INVENTORIES

            Inventories are valued at standard cost, which approximates weighted average cost and does not exceed market.

       (e)  PROPERTY AND EQUIPMENT

            Property and equipment are carried at cost. Depreciation of property and equipment is provided over the estimated useful lives (one to twelve years) of the respective assets using straight-line and accelerated methods.

       (f)  INTANGIBLE ASSETS

            Intangible assets include goodwill and noncompete covenants and are stated at cost. Noncompete covenants are amortized over the life of the covenants using the straight-line method. Goodwill is amortized over the estimated useful lives (five to ten years) of the respective assets using the straight-line method. The Company periodically evaluates the carrying amounts of goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required. The evaluation is based on the projection of undiscounted future operating cash flows of the acquired operations over the remaining useful life of the related goodwill. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of goodwill, a charge to expense is recognized so that the remaining carrying amount is equal to future undiscounted cash flows.

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

       (h)  FINANCIAL INSTRUMENTS

            SFAS 107, "Disclosures about Fair Values of Financial Instruments," requires the fair value of financial instruments be disclosed. The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and notes payable, because of their nature, approximate fair value.

       (i)  RECLASSIFICATIONS

            Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

       (j)  USE OF ESTIMATES

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

       (k)  STOCK OPTION PLANS

            The Company accounts for its stock option plans in accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

       (l)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
            DISPOSED OF

            In accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (m)  COMPREHENSIVE INCOME

            Effective July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and presentation of changes in equity from non-owner sources in the financial statements. Non-owner changes in stockholders' equity consists of net income and foreign currency translation adjustments and, as permitted under the provisions of SFAS 130, are presented in the Consolidated Statements of Changes in Stockholders' Equity. SFAS 130 does not affect the Company's financial position or results of operations. Prior year financial statement amounts have been reclassified to conform to the requirements of SFAS 130.

       (n)  CURRENCY TRANSLATION

            For operations outside of the United States that prepare financial statements in functional currencies other than the U.S. dollar, the Company translates the statement of operations amounts at average exchange rates for the year and translates assets and liabilities at year-end exchange rates. The translation adjustments are presented as a component of accumulated other comprehensive loss within stockholders' equity. Foreign currency transaction gains and losses are recognized in the statement of operations based on changes in the exchange rates for transactions and balances denominated in non-functional currencies.

(2)    BUSINESS ACQUISITIONS

       On August 12, 1998, the Company completed the purchase of Embedded PPC. Based in Carlsbad, California, Embedded PPC designs, manufactures, and markets CPU boards based on the PowerPC processor for computer applications that utilize VME, CompactPCI, PMC and standalone bus standards. The Company acquired all of the outstanding capital stock of Embedded PPC for a total purchase price of $5.3 million. Of the $5.3 million, $5.0 million was paid in cash to the sellers at closing, and $0.2 million was paid in cash to the sellers on October 13, 1998, upon finalizing the closing balance sheet. The remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. The financial results of Embedded PPC have been included in the Company's Consolidated Financial Statements from August 12, 1998.

       On July 1, 1998, the Company acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, the Company acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany-based related company which manufactures OR's commercial products and electronic products for other customers. The Company also acquired, through its wholly-owned subsidiary, Embedded Computers, based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which is the U.S. marketing support organization for the OR product line. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers, Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and 24,000 shares of common stock valued at $0.7 million at closing. In addition, the Company and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby the Company could acquire the remaining shares of both companies on February 28, 1999. In December 1998, the Company modified the option agreements, accelerating the purchase of the remaining interest in OR and ORTEC from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interests in the two companies based in Germany was DM 18.2 million. The Company disbursed the cash, approximately $10.4 million, including interest at 4%, during the quarter ended March 31, 1999. Acquisition costs associated with both purchases were approximately $1.1 million. The acquisitions were accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. In connection with the initial acquisition, the Company recorded a $0.5 million earnings charge, based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of or. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed such that no additional in-process research and development was acquired. The financial results of OR, ORTEC, and OR Computers, Inc. have been included in the Company's Consolidated Financial Statements from July 1, 1998.

       On November 24, 1997, the Company completed the purchase of Industrial Computers, a privately held San Diego County, California-based manufacturer of industrial computer enclosures and systems. Industrial Computers specializes in the design and manufacture of special-purpose PC-compatible computer systems offering a variety of CPU boards and system enclosures, including rack mount, desktop and mobile systems. The Company acquired all of the outstanding capital stock of Industrial Computers for a total purchase price of $5.8 million. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. The financial results of Industrial Computers have been included in the Company's Consolidated Financial Statements from November 24, 1997.

       On November 18, 1996, the Company completed the purchase of Connectivity Products. Connectivity Products is a St. Paul-based developer and manufacturer of high performance bus interconnect hardware and software products. The Company acquired all of the outstanding capital stock of Connectivity Products for a total purchase price of $24.0 million. The initial cash payment to the two shareholders of Connectivity Products (the "Sellers") of $20.0 million was funded by an offering of SBS common stock. Subsequent cash payments of $1.0 million and $3.0 million were paid to the Sellers on July 1, 1997 and July 1, 1998, respectively. In connection with the acquisition, the Company made an assessment, in conjunction with an independent valuation firm, of purchased technology of Connectivity Products. The assessment determined that $11.0 million of Connectivity Product's purchase price represented technology that does not meet the accounting definition of "completed technology," and thus was charged to earnings under generally accepted accounting principles. The acquisition was accounted for using the purchase method of accounting, and accordingly, Connectivity Product's results of operations have been included in the consolidated financial statements since the date of acquisition. Goodwill is being amortized over a ten year period.

       The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Industrial Computers, OR, ORTEC, OR Computers, Inc., and Embedded PPC had occurred on July 1, 1997.

                                                                   June 30          June 30
       (in thousands except per share amounts)                       1999             1998
                                                                     ----             ----
       Sales                                                      $ 106,570          95,244
       Net income                                                    12,857           8,795
       Net income per common share                                     2.21            1.57
                                                                       ----           ----
                                                                       ----           ----
       Net income per common share - assuming  dilution                2.08            1.42
                                                                       ----           ----
                                                                       ----           ----

       The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

       On August 19, 1996, the Company acquired Embedded Computers, a Raleigh, North Carolina-based designer and manufacturer of Intel processor-based CPU boards for the standard bus embedded computer market. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax-free reorganization for federal income tax purposes. Under the terms of the agreement, Embedded Computers' shareholders exchanged all outstanding shares of Embedded Computers' stock for 200,000 shares of the Company's stock. The financial position and results of operations of the Company and Embedded Computers were combined in fiscal 1997 on a prospective basis. Embedded Computers historical results did not have a material effect on combined financial position or results of operations.

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

(4)    RECEIVABLES

       Receivables, net consisted of the following:

                                                                                      JUNE 30
                                                                          -------------------------------
                                                                             1999                 1998
                                                                          -----------         -----------
                  Accounts receivable                                     $22,205,155          13,368,717
                        Less allowance for doubtful accounts                 (763,047)           (250,000)
                                                                          -----------         -----------
                                                                          $21,442,108          13,118,717
                                                                          -----------         -----------
                                                                          -----------         -----------

(5)    INVENTORIES

       Inventories consisted of the following:

                                                                                       JUNE 30
                                                                          --------------------------------
                                                                              1999                 1998
                                                                          ------------        ------------
                  Raw materials                                           $  7,598,642           4,970,267
                  Work in process                                            4,150,779           3,709,312
                  Finished goods                                             4,005,958           1,981,632
                                                                          ------------        ------------
                                                                          $ 15,755,379          10,661,211
                                                                          ------------        ------------
                                                                          ------------        ------------

(6)    PROPERTY AND EQUIPMENT

       Property and equipment, net consisted of the following:

                                                                                       JUNE 30
                                                                          --------------------------------
                                                                                1999              1998
                                                                          ------------        ------------
                  Computers                                               $  3,252,977           2,358,773
                  Software                                                   1,826,394           1,526,558
                  Furniture and equipment                                    3,255,039           2,128,154
                  Leasehold improvements                                     2,430,838             763,480
                                                                          ------------        ------------
                                                                            10,765,248           6,776,965
                  Less accumulated depreciation                             (3,443,531)         (2,316,689)
                                                                          ------------        ------------
                                                                          $  7,321,717           4,460,276
                                                                          ------------        ------------
                                                                          ------------        ------------

(7)    INTANGIBLE ASSETS

       Intangible assets, net consisted of the following:

                                                                                       JUNE 30
                                                                          --------------------------------
                                                                                1999              1998
                                                                          ------------        ------------
                  Goodwill                                                $ 44,055,185          20,868,107
                  Noncompete covenants                                         227,894                -
                                                                          ------------        ------------
                                                                            44,283,079          20,868,107
                  Less accumulated amortization                             (8,054,974)         (4,173,953)
                                                                          ------------        ------------
                                                                          $ 36,228,105          16,694,154
                                                                          ------------        ------------
                                                                          ------------        ------------

(8)    NOTES PAYABLE AND LINE OF CREDIT

       Notes payable and line of credit consisted of the following:

                                                                                      JUNE 30
                                                                          --------------------------------
                                                                              1999                1998
                                                                          ------------        ------------
                  Notes payable to former shareholders of Connectivity
                      Products, including imputed interest at 6.46%
                      through June 30, 1998, secured by all Company
                      assets, paid July 1, 1998                           $          -           3,000,000
                  Revolving credit facility notes                            3,900,000                   -
                                                                          ------------        ------------
                                                                          $  3,900,000           3,000,000
                                                                          ------------        ------------
                                                                          ------------        ------------
                  Related party notes payable to former shareholders
                      of OR, including interest at 7.50% through
                      June 30, 1999, due no earlier than
                      December 31, 1999, unless agreed to by both
                      parties                                             $  1,391,216                   -
                                                                          ------------        ------------
                                                                          ------------        ------------

       On December 1, 1998, the Company entered into a $15,000,000 credit agreement, expiring on November 30, 1999. The revolving credit facility provides, at the Company's option, interest at the prime rate or LIBOR in accordance with the LIBOR margin. Using the LIBOR, if the Company's Senior Funded Debt to EBITDA ratio is less than .50, the interest rate is LIBOR plus 1.50%. If the Company's Senior Funded Debt to EBITDA ratio is greater than .50 but less than 1.25, the interest rate is LIBOR plus 1.75%. The facility calls for a commitment fee, payable quarterly, of 0.20% times the average daily unused portion of the $15,000,000 commitment. As of June 30, 1999, the total outstanding amount under this facility was $3,900,000, comprised of $2,500,000 bearing interest at 6.29% and due on August 9, 1999 and $1,400,000 bearing interest at 6.60% and due on September 12, 1999. The Company is required, under this agreement, to maintain certain financial ratios. At June 30, 1999, the Company was in compliance with all of the covenants of the Agreement. The facility is guaranteed by Guaranty Agreements provided by each of the Company's U.S. subsidiaries.

(9)    INCOME TAXES

       Income before income taxes is comprised of the following:

                                                                           YEAR ENDED JUNE 30
                                                                           ------------------
                                                                  1999            1998             1997
                                                                  ----            ----             ----
               U.S.                                          $   18,865,677    16,541,188         768,685
               Foreign                                              488,416       -                    -
                                                             --------------    ----------         -------
                                                             $   19,354,093    16,541,188         768,685
                                                             --------------    ----------         -------
                                                             --------------    ----------         -------

       Income tax expense is comprised of the following:

                                                                           YEAR ENDED JUNE 30
                                                                           ------------------
                                                                   1999           1998             1997
                                                                   ----           ----             ----
               Current:
                  U.S. Federal                               $    5,344,920     5,447,200       4,432,000
                  State                                           1,173,277     1,253,800       1,082,000
                  Foreign                                         1,055,965      -                      -


               Deferred:
                  U.S. Federal                                     (408,240)     (202,500)      (4,204,000)
                  State                                             (77,760)      (47,500)      (1,003,000)
                  Foreign                                          (456,840)            -                -
                                                             --------------    -----------     -----------
                                                             $    6,631,322      6,451,000         307,000
                                                             --------------    -----------     -----------
                                                             --------------    -----------     -----------

       Income tax expense was provided for at an effective rate of 34.3, 39.0 and 40.0 percent in 1999, 1998 and 1997, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the statutory U.S. Federal tax rate to income before income taxes) as follows:

                                                                           YEAR ENDED JUNE 30
                                                                           ------------------
                                                                   1999           1998            1997
                                                                   ----           ----            ----
               Computed "expected" tax expense               $    6,773,933     5,735,651         261,350
               State income tax, net of federal income
                  tax benefit                                       712,086       933,631          51,050
               Non-deductible goodwill and interest                 395,000             -               -
               Foreign rate differential                             33,180             -               -

               Nondeductible merger expenses                              -             -          62,800
               Dividend from foreign sales corporation             (192,500)     (102,000)       (102,000)
               Research and experimental tax credits             (1,095,000)     (250,000)              -
               Other                                                  4,623       133,718          33,800
                                                             --------------    ----------     -----------
                                                             $    6,631,322     6,451,000         307,000
                                                             --------------    ----------     -----------
                                                             --------------    ----------     -----------

       The significant components of deferred income tax assets are as follows:

                                                                                  JUNE 30
                                                                                  -------
                                                                          1999              1998
                                                                          ----              ----
               Vacation and severance accruals                        $   406,000          297,600
               Inventory capitalization                                   844,850          685,200
               Acquired in-process R&D charge                           3,697,500        3,924,000
               Accrued expenses                                           190,460          197,500
               Amortization                                               933,500          497,500
               Allowance for uncollectible accounts                       150,900          100,000
               Foreign tax credits                                        599,125          -
               Other                                                      443,992          128,200
                                                                      -----------      -----------
                                                                        7,266,327        5,830,000
               Valuation allowance                                       (599,125)         -
                                                                      -----------      -----------

                                                                      $ 6,667,202        5,830,000
                                                                      -----------      -----------
                                                                      -----------      -----------

       A valuation allowance of $0.6 million related to the Company's foreign tax credits was established as of June 30, 1999. Foreign tax credits may be used to offset the U.S. income taxes due on income earned from foreign sources. Excess foreign tax credits may be carried back two years and forward five years. As of June 30, 1999, management did not believe it was more likely than not that the Company would be able to realize the benefit of the foreign tax credits prior to expiration. In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies. Based on the Company's historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that the Company's future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 1999.

(10)   EARNINGS PER SHARE

       Net income per common share is based on weighted average shares outstanding. Net income per common share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

       A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                   YEAR ENDED JUNE 30
                   ------------------              ------------------------------------------------------------------
                          1999                            Income               Shares               Per-Share
                          ----                          (Numerator)         (Denominator)             Amount
                                                   ------------------------------------------------------------------
       NET INCOME PER COMMON SHARE
         Net Income                                $      12,278,388           5,827,526              $ 2.11
                                                                                                    ------------
                                                                                                    ------------
       EFFECT OF DILUTIVE SECURITIES
         Dilutive options and warrants                             -             340,592
                                                   -----------------        ------------
       NET INCOME PER COMMON SHARE
       -ASSUMING DILUTION
         Net Income                                $      12,278,388           6,168,118              $ 1.99
                                                   -----------------        ------------            ------------
                                                   -----------------        ------------            ------------


                                                   ------------------------------------------------------------------
                          1998                            Income               Shares               Per-Share
                          ----                          (Numerator)         (Denominator)             Amount
                                                   ------------------------------------------------------------------
       NET INCOME PER COMMON SHARE
         Net Income                                $      10,090,188           5,583,429                 $ 1.81
                                                                                                    ------------
                                                                                                    ------------

       EFFECT OF DILUTIVE SECURITIES
         Dilutive options and warrants                             -             580,012
                                                   -----------------        ------------
       NET INCOME PER COMMON SHARE
       -ASSUMING DILUTION
         Net Income                                $      10,090,188           6,163,441                 $ 1.64
                                                   -----------------        ------------            ------------
                                                   -----------------        ------------            ------------


                                                   ------------------------------------------------------------------
                          1997                            Income               Shares               Per-Share
                          ----                          (Numerator)         (Denominator)             Amount
                                                   ------------------------------------------------------------------
       NET INCOME PER COMMON SHARE
         Net Income                                $         461,685            4,535,746                 $ 0.10
                                                                                                    ------------
                                                                                                    ------------

       EFFECT OF DILUTIVE SECURITIES
         Dilutive options and warrants                             -             494,916
                                                   -----------------        ------------
       NET INCOME PER COMMON SHARE
       -ASSUMING DILUTION
         Net Income                                $         461,685           5,030,662                 $ 0.09
                                                   -----------------        ------------            ------------
                                                   -----------------        ------------            ------------

       For the years ended June 30, 1999, 1998 and 1997, options to purchase 945,049, 388,267 and 279,828 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the underlying common shares.

(11)   LEASES

       The Company leases its main facilities in Albuquerque, New Mexico, Carlsbad, California, Menlo Park, California, St. Paul, Minnesota, Raleigh, North Carolina, Augsburg, Germany, and Mindelheim, Germany under noncancelable operating leases which expire at various dates through fiscal 2006. The Company also leases various items of equipment under noncancelable operating leases which expire at various dates through fiscal 2006. The following is a five-year schedule of future minimum lease payments:

                                                      Buildings        Equipment
                 Year ending                           minimum          minimum
                   June 30                         Lease Payments    Lease Payments          Total
                   -------                         --------------    --------------          -----
                   2000                            $ 2,174,931             97,466          2,272,397
                   2001                              1,329,230             54,438          1,383,668
                   2002                              1,283,391             17,755          1,301,146
                   2003                              1,067,459             14,319          1,081,778
                   2004                                956,462              9,325            965,787
                                                   -----------        -----------        -----------
                                                   $ 6,811,473            193,303          7,004,776
                                                   -----------        -----------        -----------
                                                   -----------        -----------        -----------

       Total rental expense for operating leases for the years ended June 30, 1999, 1998, and 1997 was $1,990,785, $1,289,457 and $886,965,
       respectively.

(12)   STOCK OPTION PLANS AND WARRANTS

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

       (b)   1993 DIRECTOR AND OFFICER STOCK OPTION PLAN

             The Company has a 1993 Director and Officer Stock Option Plan whereby a total of 5% of the number of shares of its common stock outstanding at the first day of each fiscal year plus shares not awarded in prior years and underlying expired or terminated options are reserved for grant of options to all Directors of the Company who are not employees and all Executive Officers of the Company. Directors who are not employees of the Company receive automatic grants on the anniversary date of their service as a Director of the Company. Executive Officers receive grants at the discretion of the Board of Directors. All options are granted at a price equal to fair market value of the underlying common stock on the date of grant. The Directors' options become exercisable one year from the date of grant and terminate twelve months from the date the optionee ceases to be a member of the Board of Directors or in five years, whichever occurs first.

        (c)  1996 EMPLOYEE STOCK PURCHASE PLAN

             The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 and was subsequently approved at the November 1996 Annual Shareholders' Meeting. The plan, as amended, provides for the grant of options to eligible employees on January 21, 1996 through January 21, 2003. Individual grants are issued for a percentage of the employee's annual base salary, (as determined each year by the Board of Directors, up to 10%), divided by the fair market value of one share of the Company's common stock on the date of grant. Options are eligible to be exercised beginning 18 months after the date of grant for a period of nine months at which time they will expire. In fiscal 1999, the Board of Directors approved an amendment to the grant date from January 21 to December 31 for grants made subsequent to January 21, 1999.

       (d)   1998 LONG-TERM EQUITY INCENTIVE PLAN

             The 1998 Long-Term Equity Incentive Plan ("Plan") was adopted by the Board of Directors on September 15, 1997 and subsequently approved at the December 1997 reconvened Annual Shareholder Meeting. All full-time employees of the Company and its subsidiaries and all non-employee Directors of the Company are eligible to participate in the Plan, except that no person owning, directly or indirectly, more than 15% of the total combined voting power of all classes of stock shall be eligible to participate. The Plan provides for the grant of any or all of the following types of awards: (i) Stock Options, including Incentive Stock Options; (ii) Stock Appreciation Rights; (iii) Restricted Stock; (iv) Performance shares and Units; and (v) other stock-based awards. The maximum number of shares of common stock that shall be available for grant of awards under the Plan shall not exceed 1,500,000, subject to adjustment in accordance with the provisions of the Plan. The exercise price of each option is determined by the Board of Directors but cannot be less than 100% of the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The Plan expires in January 2008.

       (e)   WARRANTS

             In connection with the acquisition of Modular I/O, warrants to purchase 400,000 shares of common stock at $4.50 were issued to the former shareholders and option holders of Modular I/O. All of these warrants were fully vested at June 30, 1996. At June 30, 1999, 268,120 warrants had been exercised and 55,031 were forfeited under the net issuance method.

             In connection with the 1992 Initial Public Offering, warrants to purchase 100,000 common shares at $4.80 per share were issued to the underwriter. All of the warrants issued vested in January 1993 and were exercised in fiscal year 1997.


             Information regarding the Company's stock option plans and warrants is summarized below:

                                            ALL       1993        1996      1998
                                          ISOPS        D&O        ESPP       LT          WARRANTS        TOTAL
             ----------------------------------------------------------------------------------------------------
             ----------------------------------------------------------------------------------------------------
             OUTSTANDING AT 6/30/96      748,474     153,500     43,499         --        460,000       1,405,473
                  Granted                399,997     170,000     25,510         --             --         595,507
                  Exercised              294,474      16,500         --         --        216,271         527,245
                  Cancelled               56,663          --     10,154         --         21,158          87,975
             ----------------------------------------------------------------------------------------------------
             OUTSTANDING AT 6/30/97      797,334     307,000     58,855         --        222,571       1,385,760
                  Granted                105,000      37,000     43,796    283,000             --         468,796
                  Exercised               64,886     103,500     34,031         --         70,405         272,822
                  Cancelled               38,750     117,500      5,354         --         11,930         173,534
             ----------------------------------------------------------------------------------------------------
             OUTSTANDING AT 6/30/98      798,698     123,000     63,266    283,000        140,236       1,408,200
                  Granted                     --      50,000     79,017    624,471             --         753,488
                  Exercised               42,000      45,000         --         --         54,583         141,583
                  Cancelled                   --          --     27,947     54,605          8,804          91,356
             ----------------------------------------------------------------------------------------------------
             OUTSTANDING AT 6/30/99      756,698     128,000    114,336    852,866         76,849       1,928,749
             ----------------------------------------------------------------------------------------------------
             ----------------------------------------------------------------------------------------------------
             EXERCISABLE AT 6/30/97      217,333     108,500         --         --        222,571         548,404
             EXERCISABLE AT 6/30/98      246,197      77,500         --         --        140,236         463,933
             EXERCISABLE AT 6/30/99      420,030     103,000         --    104,165         76,849         704,044
             ----------------------------------------------------------------------------------------------------
             ----------------------------------------------------------------------------------------------------
             AVAILABLE FOR GRANT
                    AT 6/30/99             7,609     461,150    151,635    643,434             --       1,263,828
             ----------------------------------------------------------------------------------------------------
             ----------------------------------------------------------------------------------------------------

             Weighted average option exercise price information for fiscal years 1999, 1998, and 1997 follows:

                                                                  1999                1998              1997
             ----------------------------------------------------------------------------------------------------
             Outstanding at July 1                              $ 18.11               13.53              6.27
             Granted during the year                              20.89               25.51             22.28
             Exercised during the year                            10.19                7.76              4.74
             Cancelled during the year                            23.89               17.81              9.37
             Outstanding at June 30                               20.15               18.11             13.53
             Exercisable at June 30                               15.87                9.89              6.71
             ----------------------------------------------------------------------------------------------------

             Significant option and warrant groups outstanding and exercisable at June 30, 1999 and related weighted average price and life information follows:

            -------------------------------------------------------------------------------------------------------
                                                   Weighted
                                                    Average                                            Weighted
                                                   Remaining    Weighted Average                        Average
             Range of Exercise      Number        Contractual       Exercise            Number         Exercise
                   Prices        Outstanding         Life            Price            Exercisable        Price
            -------------------------------------------------------------------------------------------------------
             $  4.50  -  13.50  $   542,191             6.17           $ 8.89           359,546         $  7.03
             $ 14.00  -  22.50  $   488,221             8.39           $18.18           110,333         $ 18.15
             $ 23.19  -  28.75  $   483,337             6.37           $25.60           126,665         $ 25.99
             $ 28.88  -  34.00  $   415,000             8.14           $30.82           107,500         $ 31.17
            -------------------------------------------------------------------------------------------------------
             $  4.50  -  34.00  $ 1,928,749             7.21           $20.15           704,044         $ 15.87
            -------------------------------------------------------------------------------------------------------

             The per share weighted-average fair value of stock options granted at a price equal to fair value of the underlying common stock during 1999, 1998 and 1997 was $10.19, $11.89 and $11.49, respectively, on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes Model with the following weighted-average assumptions:

                                                          1999                 1998                    1997
             ------------------------------------------------------------------------------------------------------
              Expected life (years)                       2.90                  3.14                   2.26
              Risk free interest rate                     5.93 %                5.83 %                 6.05 %
              Volatility                                 69.25 %               62.59 %                63.30 %
              Dividend Yield                                 -                     -                      -
             ------------------------------------------------------------------------------------------------------

             The Company applies APB Opinion 25 accounting for its plans. Had the Company determined compensation cost based on fair value at grant date for its stock options under SFAS 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below:

                                                             1999                  1998                   1997
             ------------------------------------------------------------------------------------------------------
             Net income, as reported                     $ 12,278,388           10,090,188                461,685
             Net income (loss), pro forma                   6,139,834            6,333,362             (1,694,626)
             EPS, as reported (basic)                            2.11                 1.81                   0.10
             EPS, pro forma (basic)                              1.05                 1.13                  (0.37)
             EPS, as reported (diluted)                          1.99                 1.64                   0.09
             EPS, pro forma (diluted)                            1.05                 1.09                  (0.37)
             ------------------------------------------------------------------------------------------------------

             Pro forma net income (loss) reflects only options granted since July 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to July 1, 1995 is not considered.

(13)   RETIREMENT PLAN

       The Company maintains a retirement plan under Section 401(k) of the Code for all U.S. employees of the Company. The plan provides for employees to selectively defer a percentage of their wages, which the Company matches at a predetermined rate not to exceed 4 percent of the employee's wages. The plan also provides for additional contributions at the discretion of the Board of Directors. Total Company contributions to the plan during the years ended June 30, 1999, 1998 and 1997 were $778,566, $582,488 and
       $342,029, respectively.

(14)   SEGMENT FINANCIAL DATA

       Effective July 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires the disclosure of segment data based on how management makes decisions about the allocation of resources to operating segments as well as the measurement of the performance of the segments.

       The Company operates internationally through three operating segments: the Computer Group, the Aerospace Group, and the European Group. These segments are based on the markets that are served, the products that are provided to those markets, the geographic area from which sales are generated, and are managed by three managers who report directly to the chief operating decision-maker. In addition, each segment utilizes a common sales group specializing in that segment's products. A description of these segments follows:

       - The Computer Group develops, manufactures and markets the Company's processor boards, modular I/O boards, computer connectivity and expansion units, and industrial computer systems. The principal customers of this group are OEM's which serve the communications, industrial automation and control, and military systems industries.

       - The Aerospace Group develops, manufactures and markets avionics interfaces utilized for military aircraft and satellite development and test applications, products sold for telemetry ground stations, principally serving the satellite market, and data acquisition software.

       - The European Group develops, manufactures and markets the Company's Intel-based processor product line, sold in Europe and distributed in the United States by the Computer Group. The principal current markets for the European Group's products are operational military and space systems, as well as industrial automation and control. The European Group was formed with the acquisition of OR and ORTEC in July 1998.

       The Company measures its segments' results of operations based on income before income taxes and minority interest and prior to allocation of corporate overhead expenses, substantially all amortization of goodwill and intangibles, corporate interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. The accounting policies used to measure segment results of operations are the same as those described in Note 1. Intersegment sales are accounted for at prevailing market prices and were not significant in the fiscal years ended June 30, 1998 or 1997.

                                                                                  Corporate
                                                                                   and Un-
                                         Computer      Aerospace      European    allocated
                                           Group         Group         Group         (1)      Other (2)     Total
                                      --------------------------------------------------------------------------------
   Gross Sales                    1999 $ 64,527,766    32,002,628     13,493,068           -           -  110,023,462
   Intersegment sales                      (386,042)     (115,396)    (3,522,791)          -           -   (4,024,229)
                                        -----------   -----------    -----------     ------- -----------  -----------
       Sales from external customers     64,141,724    31,887,232      9,970,277           -           -  105,999,233
   Sales from external customers  1998   45,076,992    29,136,909          -               -           -   74,213,901
   Sales from external customers  1997   28,710,101    22,446,104          -       1,658,363           -   52,814,568
   Interest income                1999        3,629           980         11,570     282,193           -      298,372
                                  1998       10,998         3,596          -       1,106,277           -    1,120,871
                                  1997        1,588           893          -         520,634           -      523,115
   Interest expense               1999        7,378          -            87,364     192,834           -      287,576
                                  1998        1,672          -             -         186,004           -      187,676
                                  1997       28,054          -             -         480,623           -      508,677
   Depreciation and               1999      687,943       607,522        148,554   4,194,289           -    5,638,308
       amortization               1998      380,200       454,743          -       2,063,353           -    2,898,296
                                  1997      335,599       301,279          -       1,572,806           -    2,209,684
   Segment profit (Income         1999   13,467,185    10,756,753      3,254,694  (7,597,025)   (527,514)  19,354,093
       before taxes and           1998   11,272,446    10,973,110              -  (5,704,368)          -   16,541,188
        minority interest)        1997    7,510,683     9,179,434              -  (4,921,432)(11,000,000)     768,685


   Total assets                   1999   26,276,760    11,173,670      7,741,039  46,816,386           -   92,007,855
                                  1998   16,309,571    10,450,496              -  47,555,120           -   74,315,187
                                  1997   11,167,518     7,457,367              -  42,540,129           -   61,165,014

   (1) The corporate and unallocated column includes amounts for corporate items and businesses sold. With regard to results of operations, corporate and unallocated includes corporate overhead, substantially all interest expense, interest income, and amortization expense associated with goodwill and intangibles not considered in assessing segment profit. Corporate assets primarily include cash and cash equivalents, deferred income tax assets and intangible assets.
   (2) Fiscal 1999 and 1997 include charges for acquired in-process research and development associated with purchase business combinations that management does not consider in assessing segment profits.


(15)     GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

                                                    United              United
                                                    States              States
                                                   Domestic             Exports           Germany            Total
                                               -----------------------------------------------------------------------
       Sales from External            1999        $ 79,150,230        16,878,726         9,970,277        105,999,233
            Customers (1)             1998          62,634,057        11,579,844              -            74,213,901
                                      1997          44,256,058         8,558,510              -            52,814,568

       Long-lived assets, net         1999           7,002,752             -               318,965          7,321,717
                                      1998           4,460,276             -                  -             4,460,276
                                      1997           2,481,851             -                  -             2,481,851

       (1) Sales are classified according to the location of the shipment.

       During the years ended June 30, 1999, 1998 and 1997, United States export sales as a percentage of total United States sales were 17.6%, 15.6%, and 16.2% respectively. United States export sales were made primarily in the following foreign markets:

                                                  1999                    1998                 1997
                                             Sales        %          Sales       %        Sales        %
                                            (000'S)                 (000'S)              (000'S)
                                          ------------------         -------------        --------------
              United Kingdom              $  1,680      10.0         1,400    12.1        1,100     12.8
              Germany                        1,525       9.0         1,100     9.5          800      9.3
              Korea                            420       2.5           700     6.0        1,000     11.7
              France                         1,415       8.4         1,150     9.9          700      8.2
              Japan                          4,050      24.0         2,600    22.5        1,300     15.2
              Canada                         2,215      13.1         1,700    14.7        1,400     16.3
              Sweden                         2,100      12.4           480     4.1          245      2.9
              Israel                         1,035       6.1           220     1.9           65      0.8
              All others                     2,439      14.5         2,230    19.3        1,949     22.8
                                          --------     -----         -----    ----        -----    -----

                                          $ 16,879     100.0        11,580   100.0        8,559    100.0
                                          --------     -----         -----    ----        -----    -----
                                          --------     -----         -----    ----        -----    -----

       In fiscal 1999, 1998 and 1997, no one customer, or group of entities known to be under common control, exceeded 10% of the Company's sales.

(16)   CONTINGENCIES

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Certain information required by Part III is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting to be held November 11, 1999.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company's Proxy Statement under the section entitled "Directors and Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement under the section entitled "Compensation of Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the corresponding section of the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement under the section entitled "Directors and Executive Officers."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

(a)      Financial Statement Schedule

         Report of Independent Auditors' on Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts

(b) Exhibits. The Exhibits listed on the accompanying Index to Exhibits at the end of this Report are filed as part of, or incorporated by reference into, this Report.

(c)      Reports on Form 8-K during the fourth quarter.

         None.

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SBS TECHNOLOGIES, INC.




                                   By:  /S/ Christopher J. Amenson
                                        ---------------------------------
                                        Christopher J. Amenson
                                        Chairman of the Board and
                                        Chief Executive Officer


Date:  September 23, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SBS Technologies, Inc.:

Under date of August 6, 1999, we reported on the consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 /s/ KPMG LLP

Albuquerque, New Mexico
August 6, 1999

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                            SCHEDULE II - ALLOWANCES

                                                              Additions    Additions
                                               Balance at    charged to   charged to                   Balance at
                                                beginning     costs and      other                        end
Description                                      of Year      Expenses     Accounts    Deductions       of Year
-----------                                    ----------    ----------   ----------   ----------      ----------
FOR THE YEAR ENDED JUNE 30, 1999:
Allowances deducted from assets
     Accounts receivable                       $ 250,000       210,522    403,837 (a)    101,312 (b)      763,047
     Inventory                                   590,725       812,260          -        753,238 (c)      649,747
                                               ---------     ---------    -------      ---------        ---------
        Total allowances deducted from           840,725     1,022,782    403,837        854,550        1,412,794
        assets

FOR THE YEAR ENDED JUNE 30, 1998:
Allowances deducted from assets
     Accounts receivable                         269,293       136,078          -        155,371 (b)      250,000
     Inventory                                   379,989     1,355,914          -      1,145,178 (c)      590,725
                                               ---------     ---------    -------      ---------        ---------
        Total allowances deducted from           649,282     1,491,992          -      1,300,549          840,725
        assets

FOR THE YEAR ENDED JUNE 30, 1997:
Allowances deducted from assets
     Accounts receivable                          70,237       223,004          -         23,948 (b)      269,293
     Inventory                                   120,092       576,103          -        316,206 (c)      379,989
                                               ---------     ---------    -------      ---------        ---------
        Total allowances deducted from           190,329       799,107          -        340,154          649,282

NOTES:
 (a) Primarily bad debt reserves assumed through acquisitions, and pre-acquisition contingencies.
 (b) Primarily accounts written off and foreign currency translation adjustments.
 (c) Primarily physical inventory and obsolescence adjustments and standard cost adjustments.

                             SBS Technologies, Inc.
                           Annual Report on Form 10-K
                         Fiscal Year Ended June 30, 1998

                                INDEX TO EXHIBITS

Exhibit
  No.               Description                                                                              Page
-------             -----------                                                                              ----
3.i (3)    Articles of Incorporation, as amended on February 11, 1998                                         - -
3.ii (3)   By-laws, as amended on May 8, 1995                                                                 - -
4.a  (4)   Article VI of the Articles of Incorporation, as amended, as
           included in the Articles of Incorporation of SBS Technologies, Inc.                                - -
4.b (4)    Articles I, II of the Bylaws of SBS Engineering, Inc., as amended                                  - -
4.c (4)    Form of certificate evidencing Common Stock                                                        - -
4.1 (8)    Rights Agreement dates as of September 15, 1997 between SBS Technologies, Inc.
           and First Security Bank, National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase
           Common Shares as Exhibit B.2                                                                       - -
10.b (5)   Employment agreement between Registrant and Scott A. Alexander, dated October 1, 1993, as amended
10.c (6)   1997 Employee Incentive Stock Option Plan                                                          - -
10.d (5)   Employment agreement between Registrant and Christopher J.
           Amenson, dated April 24, 1992, as amended                                                          - -
10.e (1)   1991 Key Employee Stock Option Plan                                                                - -
10.f (1)(6)1992 Incentive Stock Option Plan                                                                   - -
10.g (1)   Stock Bonus Plan                                                                                   - -
10.h (2)(6)1993 Incentive Stock Option Plan                                                                   - -
10.i (2)(6)1993 Director and Officer Stock Option Plan
10.j (8)   Employment Agreement between Registrant and Stephen D. Cooper
           dated May 13, 1997                                                                                 - -
10.t (3)   Lease dated May 25, 1995 between Registrant and PARS Asset
           Management Company                                                                                 - -
10.v (5)(6)1996 Employee Stock Purchase Plan, adopted January 21, 1996                                        - -
10.x (5)   Lease dated March 5, 1996, between Registrant and
           Bohannon Trust Partnership II.                                                                     - -
10.z       Management Incentive Plan                                                Filed herewith electronically
10.aa (9)  Purchase Agreement among Micro Alliance, Jeffrey Huston, Edward
           Larson, Sherrin W. Larson and the Registrant dated November 24, 1997                               - -
10.ab (10) Third Amendment to that Certain Lease Agreement dated May 29, 1995 by and between Firouz D. Memarzedah and Farah R. Memarzadeh, husband and wife dba PARS Asset Management Company and SBS Technologies, Inc.,
           dated December, 1997                                                                               - -
10.ac (10) Office/Warehouse Lease Between Lutheran Brotherhood, (a Minnesota
           Corporation), and Bit 3 Computer Corporation, a wholly owned subsidiary
           of SBS Technologies, Inc., dated September 5, 1997.                                                - -
10.ad (10) Amendment #1 to Lease between Lutheran Brotherhood, a Minnesota
           Corporation, and Bit 3 Computer Corporation, a wholly owned subsidiary
           of SBS Technologies, Inc., dated December 23, 1997                                                 - -
10.ae (11) Settlement Agreement and Release between SBS Technologies, Inc. and
           Stephen D. Cooper                                                                                  - -
10.af (12) Purchase Agreement dated July 1, 1998 between SBS Technologies, Inc. and
           OR Industrial Computers GmbH, et al                                                                - -
10.ag (12) Purchase Agreement dated August 12, 1998 between SBS Technologies, Inc.
           and Themis Computer and the minority shareholders of
           V-I Computer                                                                                       - -
10.ah (12) Standard Industrial Lease Between Carlsbad Business Park, LLC,
           (a California Limited Liability Company), and SBS Technologies, Inc.


           dated September 10, 1998                                                                           - -
10.ai (13) Credit Agreement between SBS Technologies, Inc., as borrower, and
           Bank of America N.A., formerly Nationsbank, N.A., as lender,
           dated December 1, 1998                                                                             - -
10.aj (13) Alterations Contract and Acceptance between SBS Technologies Holding
           GmbH and OR Industrial Computers GmbH dated December 9, 1998                                       - -
10.ak (13) Alteration Contract and Acceptance between SBS Technologies Holding GmbH
           and ORTEC Electronic Assembly GmbH dated December 9, 1998                                          - -
10.al (14) Lease Agreement between Mair GmbH & Co, KG and OR Industrial Computers GmbH, a wholly-owned subsidiary of SBS Holding GmbH, a wholly-owned subsidiary
           of SBS Technologies, Inc.                                                                          - -
10.am (15) 1998 Long-Term Equity Incentive Plan                                                               - -
10.an      Partnership Agreement between SBS OR Industrial Computer GmbH & Co. KG and SBS OR Industrial Computers Verwaltungs GmbH, general partner, and
           SBS Technologies Holding GmbH, limited partner                           Filed herewith electronically
11(5)      Statement Re: Computation of Per-Share Income                                                      - -
21         Subsidiaries of the registrant                                           Filed herewith electronically
23.1       Consent of KPMG LLP                                                      Filed herewith electronically
25         Power of attorney                                                        Filed herewith electronically
27         Financial Data Schedules                                                 Filed herewith electronically
27.1 (11)  Financial Data Schedule, restated, Fiscal Years End 1997 and 1998                                  - -
27.2 (11)  Financial Data Schedule, restated, Quarters 1 and 2 of Fiscal Year End 1997                        - -
27.3 (11)  Financial Data Schedule, restated, Quarters 1, 2, and 3 of Fiscal
           Year End 1997                                                                                      - -
99.1a (11) Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to
           Section 21 of the Shareholder Rights Agreement dated September 15, 1997,
           SBS Technologies, Inc. appointed Norwest bank Minnesota N.A. as Successor
           Rights Agent                                                                                       - -

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-18 (No 33-43256-D), originally filed October 8, 1991, which Registration Statement became effective January 9, 1992.
(2) Incorporated by reference to Exhibits "A" & "B" of the Registrant's Proxy Statement for its annual meeting held November 10, 1992.
(3) Incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4) Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of Registrant's Registration Statement on Form S-3 originally filed on January 5, 1996 and Amendment No. 1 filed on March 14, 1996.
(5) Incorporated by reference to Exhibits 10.b, 10.d, 10.v, 10.x and 11 of the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 originally filed on March 10, 1997 and Amendment No.1 filed on April 4, 1997.
(7) Incorporated by reference to Exhibits 10.j of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
(8) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 23, 1997.
(9) Incorporated by reference to Exhibit 10.aa to the Registrant's Form 8-K filed December 9, 1997.
(10) Incorporated by reference to Exhibits 10.ab, 10.ac, and 10.ad of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(11) Incorporated by reference to Exhibits 10.ae, 27.1, 27.2, 27.3 and 99.1a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(12) Incorporated by reference to Exhibits 10.af, 10.ag, and 10.ah of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(13) Incorporated by reference to Exhibits 10.ai, 10.aj, and 10.ak of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.
(14) Incorporated by reference to Exhibit 10.al of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(15) Incorporated by reference to Exhibit "B" of the Registrant's Proxy Statement for its annual meeting held November 11, 1997, originally filed October 6, 1997.