Form 10-Q
period 1999-09-30
SBS TECHNOLOGIES INC
filed 1999-11-12
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999 or


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

       As of October 31, 1999, the Registrant had 5,880,790 shares of its common stock outstanding.

                   SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
-------------------------------------------------------------------------------

                               ASSETS                                    September 30, 1999        June 30, 1999
                                                                         ------------------      -----------------
Current assets:
     Cash and cash equivalents                                             $     2,239,922              3,500,556
     Receivables, net (note 2)                                                  22,313,849             21,442,108
     Inventories (note 3)                                                       17,257,383             15,755,379
     Deferred income taxes                                                       2,256,268              2,179,143
     Income tax receivable                                                               -                 31,728
     Prepaid expenses                                                              761,599                632,798
     Other current assets                                                          252,295                322,511
                                                                           ----------------      -----------------
          Total current assets                                                  45,081,316             43,864,223
                                                                           ----------------      -----------------

Property and equipment, net                                                      7,299,682              7,321,717

Intangible assets, net                                                          35,129,764             36,228,105

Deferred income taxes                                                            4,521,961              4,488,059

Other assets                                                                       102,751                105,751
                                                                           ----------------      -----------------

          Total assets                                                     $    92,135,474             92,007,855
                                                                           ================      =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                         $             -              3,900,000
     Notes payable to related parties                                              903,996              1,391,216
     Accounts payable                                                            3,726,153              3,319,664
     Accrued representative commissions                                            532,982                529,765
     Accrued salaries                                                            1,774,127              2,632,993
     Accrued compensated absences                                                1,123,453              1,201,653
     Income taxes                                                                1,346,633                      -
     Other current liabilities                                                   1,987,050              1,804,591
                                                                           ----------------      -----------------
          Total current liabilities                                             11,394,394             14,779,882
                                                                           ----------------      -----------------

          Total liabilities                                                     11,394,394             14,779,882
                                                                           ----------------      -----------------

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized,
        5,849,983 issued and outstanding at September 30, 1999
        5,837,483 issued and outstanding at June 30, 1999                       50,820,819             50,554,450
     Common stock warrants                                                          38,425                 38,425
     Accumulated other comprehensive loss                                       (1,946,280)            (2,059,126)
     Retained earnings                                                          31,828,116             28,694,224
                                                                           ----------------      -----------------
          Total stockholders' equity                                            80,741,080             77,227,973
                                                                           ----------------      -----------------

          Total liabilities and stockholders' equity                       $    92,135,474             92,007,855
                                                                           ================      =================


          See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                      Three Months Ended September 30
                                                                 -----------------------------------------
                                                                        1999                  1998
                                                                 -------------------    ------------------
Sales                                                            $       28,023,122            24,552,873

Cost of sales                                                            12,452,627             9,647,440
                                                                 -------------------    ------------------
         Gross Profit                                                    15,570,495            14,905,433

Selling, general and administrative expense                               5,911,315             5,785,167

Research and development expense                                          3,668,244             3,156,585

Acquired in-process research and
     development charge                                                           -               527,514

Amortization of intangible assets                                         1,113,026               820,046
                                                                 -------------------    ------------------
         Operating income                                                 4,877,910             4,616,121
                                                                 -------------------    ------------------

Interest income, net                                                         86,862               112,872

Foreign exchange gains                                                       12,140                     -
                                                                 -------------------    ------------------
                                                                             99,002               112,872
                                                                 -------------------    ------------------

Income before income taxes and minority interest                          4,976,912             4,728,993

Income taxes                                                              1,843,020             1,816,129
                                                                 -------------------    ------------------

Income before minority interest                                           3,133,892             2,912,864

Minority interest                                                                 -               235,681
                                                                 -------------------    ------------------

Net income                                                       $        3,133,892             2,677,183
                                                                 ===================    ==================

Net income per common share                                      $            0.54                   0.46
                                                                 ===================    ==================
Net income per common share -
     assuming dilution                                           $            0.50                   0.43
                                                                 ===================    ==================


      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                        Common                                      Accumulated       Total
                                                        stock             Common                       Other          stock-
                                              -------------------------   stock        Retained    Comprehensive     holders'
                                                Shares       Amount      warrants      earnings        Loss           equity
                                              ----------- ------------- ----------  -------------  -------------   ------------
BALANCE AT JUNE 30, 1999                       5,837,483   $50,554,450    $38,425    $28,694,224    $(2,059,126)   $77,227,973
Exercise of stock options and warrants            12,500       239,062          -              -              -        239,062
Stock-based compensation                               -         7,031          -              -              -          7,031
Income tax benefit from stock
  options exercised                                    -        20,276          -              -              -         20,276
Net income                                             -             -          -      3,133,892              -      3,133,892
Other comprehensive income:
    Foreign currency translation adjustment            -             -          -              -        112,846        112,846
                                              -----------  ------------   --------   ------------   -------------  ------------
BALANCE AT SEPTEMBER 30, 1999                  5,849,983   $50,820,819    $38,425    $31,828,116    $(1,946,280)   $80,741,080
                                              ===========  ============   ========   ============   =============  ============


      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                             Three Months Ended September 30,
                                                                                           -------------------------------------
                                                                                                 1999                 1998
                                                                                           ----------------     ----------------
Cash flows from operating activities:

     Net income                                                                            $     3,133,892            2,677,183
                                                                                           ----------------     ----------------

     Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation                                                                          457,472              348,791
             Amortization of intangible assets                                                   1,113,026              820,046
             Bad debt expense                                                                       (8,827)              77,156
             Deferred income taxes                                                                (102,655)            (254,000)
             Loss on disposition of assets                                                               -               27,472
             Foreign exchange gains                                                                (12,140)                   -
             Stock-based compensation                                                                7,031                    -
             Acquired in-process research and development charge                                         -              527,514
             Minority interest                                                                           -              235,681
             Changes in assets and liabilities, net of effects of acquisitions:
                 Receivables                                                                      (782,099)             106,569
                 Inventories                                                                    (1,450,426)          (1,383,146)
                 Prepaids and other assets                                                         (51,009)             268,512
                 Accounts payable                                                                  435,531              (33,826)
                 Accrued representative commissions                                                  3,217              150,937
                 Accrued salaries                                                                 (871,370)          (1,002,706)
                 Accrued compensated absences                                                      (81,396)              30,026
                 Income taxes                                                                    1,377,047             (987,879)
                 Other current liabilities                                                         168,528             (145,689)
                                                                                           ----------------     ----------------
                     Net adjustments                                                               201,930           (1,214,542)
                                                                                           ----------------     ----------------

                     Net cash provided by operating activities                                   3,335,822            1,462,641
                                                                                           ----------------     ----------------

Cash flows from investing activities:
     Cash received from sale of assets                                                                   -                  201
     Business acquisitions, net of cash acquired                                                         -          (13,807,524)
     Acquisition of property and equipment                                                        (430,043)            (686,638)
                                                                                           ----------------     ----------------

                     Net cash used by investing activities                                        (430,043)         (14,493,961)
                                                                                           ----------------     ----------------

Cash flows from financing activities:
     Payments on long-term borrowings and capital leases                                                 -           (3,000,000)
     Payments on notes payable to related parties                                                 (538,938)                   -
     Payments on notes payable                                                                  (3,900,000)                   -
     Proceeds from exercise of stock options and warrants                                          239,062            1,111,638
     Income tax benefit of stock options exercised                                                  20,276              396,000
                                                                                           ----------------     ----------------

                     Net cash used by financing activities                                      (4,179,600)          (1,492,362)
                                                                                           ----------------     ----------------

                                   (Continued)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------------------------------------

                                                                                             Three Months Ended September 30,
                                                                                           -------------------------------------
                                                                                                 1999                 1998
                                                                                           ----------------     ----------------
Effect of exchange rate changes on cash                                                             13,187               70,670
                                                                                           ----------------     ----------------

Net change in cash and cash equivalents                                                         (1,260,634)         (14,453,012)

Cash and cash equivalents at beginning of period                                                 3,500,556           22,874,754
                                                                                           ----------------     ----------------

Cash and cash equivalents at end of period                                                 $     2,239,922            8,421,742
                                                                                           ================     ================

Supplemental disclosure of cash flow information:
     Interest paid                                                                         $        51,194                7,266
     Income taxes paid                                                                             449,670            2,408,008

     Noncash financing and investing activities:

     Accrued acquisition costs                                                                           -              740,202
     Stock issued for acquisition                                                                        -              713,878

     Summary of assets acquired and liabilities assumed through acquisition:

             Cash and cash equivalents                                                     $             -              531,475
             Receivables                                                                                 -            5,314,703
             Inventories                                                                                 -            3,378,652
             Deferred income taxes                                                                       -             (105,638)
             Prepaid expenses and other current assets                                                   -              102,512
             Goodwill                                                                                    -           12,717,782
             Covenant not to compete                                                                     -              200,000
             Property and equipment                                                                      -              556,258
             Note payable - related party                                                                -           (2,865,603)
             Accounts payable                                                                            -             (851,903)
             Accrued salaries                                                                            -           (1,753,948)
             Accrued compensated absences                                                                -              (82,225)
             Income taxes                                                                                -           (1,888,522)
             Other current liabilities                                                                   -             (771,363)
             Minority interest                                                                           -             (143,181)
                                                                                           ================     ================


      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------

1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting policies as set forth in SBS Technologies, Inc.'s (the "Company") Annual Report on Form 10-K dated September 23, 1999 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year.


2)     RECEIVABLES, NET

       Receivables, net consist of the following:

                                                                       September 30, 1999       June 30, 1999
                                                                       ------------------       -------------
                  Accounts receivable                                     $23,088,486             22,205,155
                          Less: allowance for doubtful accounts              (774,637)              (763,047)
                                                                          -----------             ----------
                                                                          $22,313,849             21,442,108
                                                                          ===========             ==========

3)     INVENTORIES

       Inventories consist of the following:

                                                                       September 30, 1999       June 30, 1999
                                                                       ------------------       -------------
                  Raw materials                                           $ 9,143,322              7,598,642
                  Work in process                                           4,237,575              4,150,779
                  Finished goods                                            3,876,486              4,005,958
                                                                          -----------             ----------

                                                                          $17,257,383             15,755,379
                                                                          ===========             ==========

4)     EARNINGS PER SHARE

       Net income per common share is based on weighted average shares outstanding. Net income per common share assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

       A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                                                                     Three Months Ended September 30
                                               ----------------------------------------------------------------------------
                                                                  1999                                  1998
                                               ----------------------------------------------------------------------------
                                                 Income         Shares     Per-Share    Income        Shares     Per-Share
                                               (Numerator)   (Denominator)  Amount    (Numerator)  (Denominator)  Amount
                                               -----------   ------------- ---------  -----------  ------------- ----------
       NET INCOME PER COMMON SHARE
       Net Income                                $3,133,892       5,839,901    $0.54   $2,677,183      5,811,420    $0.46
                                                                               =====                                =====
       EFFECT OF DILUTIVE SECURITIES
       Dilutive options and warrants                  -             464,645                 -            424,306
                                                 ----------    ------------            ----------    -----------
       NET INCOME PER COMMON SHARE
       - ASSUMING DILUTION
       Net Income                                $3,133,892       6,304,546    $0.50   $2,677,183      6,235,726    $0.43
                                                                               =====                                =====

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

       For the three months ended September 30, 1999 and 1998, options to purchase 821,098 and 463,267 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

5)     COMPREHENSIVE INCOME

       Comprehensive income for the three months ended September 30, 1999 and 1998 was $3.2 million and $3.1 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

6)     SEGMENT FINANCIAL DATA

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

                                                                                       Corporate
                                                Computer     Aerospace    European       and un-
                                                 Group         Group       Group       allocated(1)    Other(2)       Total
                                             ----------------------------------------------------------------------------------
         THREE MONTHS ENDED SEPTEMBER 30


       Gross Sales                      1999  $17,686,104    8,245,021   2,895,553           -           -          28,826,678

       Intersegment sales                         (90,874)    (111,454)   (601,228)          -           -            (803,556)
                                               ----------   ----------   ---------      -----------  ---------      ----------

           Sales from external customers       17,595,230    8,133,567   2,294,325           -           -          28,023,122


       Gross Sales                      1998   12,926,376    9,162,008   2,814,935           -           -          24,903,319
       Intersegment sales                           -            -        (350,446)          -           -            (350,446)
                                               ----------   ----------   ---------      -----------  ---------      ----------

           Sales from external customers       12,926,376    9,162,008   2,464,489           -           -          24,552,873

       Segment profit (Income before    1999    3,551,514    2,803,081     489,334      (1,867,017)      -           4,976,912
           taxes and minority interest) 1998    2,351,181    3,764,115     861,526      (1,720,315)   (527,514)      4,728,993

                  SEPTEMBER 30

       Total assets                     1999   27,805,839   11,328,103   7,499,432      45,502,100       -          92,135,474
                                        1998   18,683,921   11,812,251   7,627,731      46,283,338       -          84,407,241
                                            -----------------------------------------------------------------------------------

       (1) Corporate and unallocated includes corporate overhead, substantially all interest expense, interest income, and amortization expense associated with goodwill and intangibles not considered in assessing segment profit. Corporate assets primarily include cash and cash equivalents, deferred income tax assets and intangible assets.
       (2) Acquired in-process research and development associated with purchase business combinations that management does not consider in assessing segment profits.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN, OTHER THAN STATEMENTS OF HISTORICAL FACT, THAT ADDRESSES ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY OR MANAGEMENT INTENDS, EXPECTS, PROJECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ASSESSMENTS MADE BY MANAGEMENT OF THE COMPANY IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES TO BE APPROPRIATE. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE ALSO SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES, PRICES, AND OTHER RISK FACTORS LISTED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1999. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ACTUAL RESULTS; DEVELOPMENTS AND BUSINESS DECISIONS MAY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

SALES. For the three-month period ended September 30, 1999, sales increased 14.1%, or $3.4 million, from $24.6 million for the three-month period ended September 30, 1998, to $28.0 million. Of this 14.1% increase, sales contributed by Embedded PPC, which was acquired on August 12, 1998, comprised 2.3%, and 11.8% was attributable to the Company's other product lines. During the three-month period ended September 30, 1999, prices for the Company's products remained firm. Unit shipments increased within the Computer Group segment, but declined within the Aerospace Group compared to the three-month period ended September 30, 1998, primarily due to a decrease in sales of the Company's telemetry products, which have been impacted in recent months by a decline in large project bookings. European Group volume was consistent with the three-month period ended September 30, 1998, but sales were negatively affected by changes in exchange rates.

GROSS PROFIT. For the three-month period ended September 30, 1999, gross profit increased 4.5%, or $665,000 from $14.9 million for the three-month period ended September 30, 1998, to $15.6 million. As expected, for the three-month period ended September 30, 1999, gross profit as a percentage of sales decreased to 55.6% from 60.7% for the three-month period ended September 30, 1998, primarily due to a higher percentage of sales of the Company's Computer Group products, which generally yield lower margins than the Company's other products, and lower margins experienced by the Aerospace Group and European Group. Gross margins as a percentage of sales are expected to continue to decrease slightly, as the Company's lower margin production and systems business continues to be a larger portion of total sales mix. To date, the recent earthquake in Taiwan has had little effect on the Company's operations. However, the earthquake may cause price increases and/or shortages of parts used by the Company, which may impact the Company's results of operations in future periods. The Company will continue to assess the potential impact of the earthquake, but currently, it is difficult to predict the ultimate outcome.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three-month period ended September 30, 1999, selling, general and administrative (SG&A) expense increased 2.2%, or $126,000, from $5.8 million for the three-month period ended September 30, 1998, to $5.9 million. SG&A was consistent with the three-month period ended September 30, 1998 as the Company's overhead infrastructure was adequate to handle the increase in sales. For the same reason, for the three-month period ended September 30, 1999, SG&A expense as a percentage of sales decreased to 21.1% from 23.6% in the three-month period ended September 30, 1998.

RESEARCH AND DEVELOPMENT EXPENSE. For the three-month period ended September 30, 1999, research and development expense (R&D) increased 16.2%, or $512,000, from $3.2 million for the three-month period ended September 30, 1998, to $3.7 million. This increase resulted from the added expenditures due to the acquisition of Embedded PPC, and increased investment in product development in the Company's other product areas. For the same reasons, for the three-month period ended September 30, 1999, R&D expense as a percentage of sales increased to 13.1% from 12.8% in the three-month period ended September 30, 1998.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. For the three-month period ended September 30, 1998, in connection with the acquisition of the majority interest in OR completed on July 1, 1998, the Company recorded a $0.5 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (Continued)
-------------------------------------------------------------------------------

accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission.

AMORTIZATION OF INTANGIBLE ASSETS. For the three-month period ended September 30, 1999, amortization of intangible assets increased 35.7%, or $293,000, from $820,000 for the three-month period ended September 30, 1998, to $1.1 million. This increase was the result of the amortization of goodwill associated with the acquisition of Embedded PPC, and the acquisition of the minority interest in OR and ORTEC in December of 1998.

INTEREST INCOME, NET OF INTEREST EXPENSE For the three-month period ended September 30, 1999, interest income, net of interest expense decreased 23.0%, or $26,000, from $113,000 for the three-month period ended September 30, 1998, to $87,000. This decrease was primarily due to an increase in interest expense associated with borrowings under the Company's line of credit and the note payable to the former shareholder of OR.

INCOME TAXES. For the three-month period ended September 30, 1999 and the three-month period ended September 30, 1998, income taxes represented an effective income tax rate of 37.0% and 38.4%, respectively. The decrease in the effective income tax rate was due to U.S. tax planning strategies implemented by the Company, including minimization of the Company's tax liability related to debt between the Company and its foreign subsidiaries and increased use of the Company's foreign sales corporation, offset by the elimination of the effect of the research and experimental tax credit, as the credit had not been extended through legislation beyond June 30, 1999.

EARNINGS PER SHARE. For the three-month period ended September 30, 1999, net income per common share was $0.54 compared to $0.46 for the three-month period ended September 30, 1998. For the three-month period ended September 30, 1999, net income per common share assuming dilution was $0.50 compared to $0.43 for the three-month period ended September 30, 1998. Included in net income per common share and net income per common share assuming dilution for the three-month period ended September 30, 1998 is $(0.04) related to the acquired in-process research and development charge.

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

COMPUTER GROUP

For the three-month period ended September 30, 1999, Computer Group sales from external customers increased 36.1%, or $4.7 million, from $12.9 million for the three-month period ended September 30, 1998 to $17.6 million. Of this 36.1% increase, sales contributed by the acquisition of Embedded PPC accounted for 4.4% of the increase. The balance of the increase, 31.7%, is attributable to organic growth primarily resulting from an increase in sales of the Group's Intel and PowerPC based computer processor products.

For the three-month period ended September 30, 1999, Computer Group segment profit increased 51.1%, or $1.2 million, from $2.4 million for the three-month period ended September 30, 1998, to $3.6 million, primarily due to the net margin contribution from the increase in sales from the Group's computer processor products and the acquisition of Embedded PPC.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (Continued)
-------------------------------------------------------------------------------

Segment profit as a percentage of sales increased from 18.2% for the three-month period ended September 30, 1998 to 20.2% in 1999. This increase is primarily due to a decline in selling, general, and administrative and research and development costs as a percentage of sales, as the Group's overhead infrastructure was adequate to handle the increase in sales, offset by a shift in sales mix to lower margin products.

AEROSPACE GROUP

For the three-month period ended September 30, 1999, Aerospace Group sales from external customers decreased 11.2%, or $1.0 million, from $9.1 million for the three-month period ended September 30, 1998 to $8.1 million, resulting from a decrease in sales of the Group's telemetry products, which have been impacted in recent months by a decline in large project bookings. Sales of the Group's avionics interface products increased 3.1%, a similar rate of growth compared to that experienced in fiscal 1999. The Company attributes this low growth rate of the Group's avionics interface products to its high market share and a decline in defense electronics research and development expenditures.

For the three-month period ended September 30, 1999, Aerospace Group segment profit decreased 25.5%, or $961,000, from $3.8 million for the three-month period ended September 30, 1998 to $2.8 million. This decrease is primarily due to lower sales of the Group's telemetry products, a shift in sales mix to lower margin products across the Group's product lines, and an increase in selling, general, and administrative costs, research and development costs, and direct overhead costs, as the Company continued to invest in this segment. For the same reasons, segment profit as a percentage of sales decreased from 41.1% for the three-month period ended September 30, 1998 to 34.5% in 1999.

EUROPEAN GROUP

For the three-month period ended September 30, 1999, European Group sales from external customers decreased 6.9%, or $170,000, from $2.5 million for the three-month period ended September 30, 1998 to $2.3 million. Unit shipments were consistent with the three-month period ended September 30, 1998, but sales were negatively impacted by changes in exchange rates.

For the three month period ended September 30, 1999, European Group segment profit decreased 43.2%, or $372,000, from $862,000 for the three-month period ended September 30, 1998 to $489,000. This decrease was primarily due to a shift in sales mix to lower gross margin products.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $2.2 million at September 30, 1999, a decrease of $1.3 million from June 30, 1999. This decrease was the result of $3.9 million of payments on the Company's line of credit, a $0.5 million payment to the former shareholder of OR, and $0.4 million of expenditures for capital equipment. These expenditures were partially offset by cash flows from operating activities of $3.3 million, and $0.2 million from the exercise of stock options and warrants. The Company's growth during the three-month period ended September 30, 1999 caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. The exercise of stock options related to the Company's stock option plans reduced the Company's tax liability.

On December 1, 1998, the Company entered into a $15.0 million Credit Agreement ("Agreement") with Bank of America, N.A. ("Lender"), formerly NationsBank, N.A. The Agreement expires on November 30, 1999. Management is in the process of renewing the agreement. As of September 30, 1999 there were no borrowings drawn on the Agreement. The Agreement imposes two performance ratios on the Company. They are a Senior Funded Debt to EBITDA Ratio and a Fixed Charge Coverage Ratio. The Senior Funded Debt to EBITDA Ratio requires that the Company's total debt evidenced by promissory

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (Continued)
-------------------------------------------------------------------------------

notes, loan agreements, bonds or similar instruments, but excluding subordinated debt, will not be greater than a ratio of 1.25 to 1 when compared to the Company's profit before tax plus interest, depreciation, and amortization expense for the preceding four quarters from the time of measurement. The Fixed Charge Coverage Ratio requires that the ratio of (a) the Company's profit before tax plus interest, depreciation, amortization expense, and operating lease expense, minus federal income tax and capital expenditures (all for the immediately preceding four fiscal quarters from the time of measurement), to (b) the sum of interest expense plus operating lease expense plus principal payments on debt, (other than debt incurred from this Agreement and the $3.0 million payment made on July 1, 1998 to the former owners of Connectivity Products), plus distributions (including dividends), all for the immediately preceding four fiscal quarters from the time of measurement, not be less than 5.00 to 1.00. In addition, the Company is subject to a Tangible Net Worth covenant whereby the Company shall not permit its total stockholders' equity less the net book value of intangible assets and unamortized debt discount and expenses, to be less than the sum of $36.0 million plus 75% of the cumulative consolidated net income for each calendar quarter commencing on October 1, 1998, through the quarter of measurement, plus 75% of the amount of any proceeds received from the issuance of any additional shares of stock or other equity instruments. However, the required Tangible Net Worth was reduced by $8.0 million after the date that the Company exercised its option to purchase the minority share of OR and ORTEC. The Company is also prohibited from disposing of or acquiring certain assets and businesses, making certain distributions, including dividends, and purchasing or redeeming or incurring any liability to purchase or redeem any capital stock without the permission of the Lender. Interest associated with borrowings under the Agreement is based on the Lender's prime rate or LIBOR. Using the LIBOR option, if the Company's Senior Funded Debt to EBITDA Ratio is less than 0.50, the interest rate is LIBOR plus 1.50%, or if the Company's Senior Funded Debt to EBITDA Ratio is greater than or equal to 0.50 but less than or equal to 1.25, the interest rate is LIBOR plus 1.75%. Commencing on January 1, 1999, the Company is assessed a non-refundable fee equal to 0.20% times the average daily unused portion of the $15.0 million commitment during each calendar quarter. The Agreement is guaranteed by Guaranty Agreements provided by each of the Company's subsidiaries except for the Company's German subsidiaries. At September 30, 1999, the Company was in compliance with all of the covenants of the Agreement. Management believes that its financial resources, including its internally generated funds and debt capacity will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months. At September 30, 1999, there were no material outstanding commitments for capital expenditures.

For the three-month period ended September 30, 1999, there was no significant impact from inflation or changing prices on the Company's sales or income from operations.

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

YEAR 2000 TASK FORCE. The Company assembled, in April 1998, an internal task force, chaired by the CEO and comprised of senior managers throughout the Company. The task force has established a comprehensive program to review the Company's products, business and engineering applications, suppliers and facilities, and has completed development of contingency plans for Y2K readiness. These contingency plans include such options as multiple sources of components and subcontract assembly, increasing inventory levels of selected critical components, and moving production to alternative locations. The goal of the task force is to minimize the effect that Y2K issues will have on the Company and its customers. The CEO of the Company updates the Board of Directors on its Y2K readiness at each scheduled board meeting.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. Throughout its operations, the Company is using 146 internal business and engineering purchased software packages. The task force has reviewed or tested all of these 146 software packages and has determined that 91%, or 133 systems, are compliant and 9%, or 13 systems are not compliant. The Company has decided to

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (Continued)
-------------------------------------------------------------------------------

use all of these 13 non-compliant systems as is, as the date fields are not critical to their use. The Company has been assured by its vendor that its business information system, installed in 1998, and utilized at most of its locations, is Y2K ready as long as the Company adheres to the supplier's Y2K readiness guidelines. To verify this readiness, the Company completed a simulation in September 1999 of this business information system, in a Y2K environment, processing standard monthly transactions from January 1, 2000 through February 29, 2000, and did not discover any Y2K issues. The Company has 565 computer workstations and servers throughout its operations. As of November 1, 1999, 100% of these computer workstations and servers have been tested and all necessary modifications to ensure compliance have been completed.

SUPPLIERS. The major suppliers to the Company are component parts distributors and contract manufacturers. Often the Company sources its products and manufacturing services from multiple, competing vendors. The Company has sent questionnaires to 327 of its suppliers to determine their Y2K readiness and to what extent the Company may be vulnerable due to their failure to be Y2K ready. As of November 1, 1999, 98% of the Company's suppliers have responded. The Company had originally determined that 185 of these suppliers were critical to its operations. The Company has modified this determination and now considers 174 of these suppliers as critical to its operations. A critical supplier is defined as one whose failure to be Y2K compliant would have a material impact on the Company's operations, possibly shutting down manufacturing or other critical operations within a short period of time. The Company has made site visits to a representative sample of its most critical suppliers in order to assess their degree of readiness. The assessment process of the critical suppliers, including additional site visits by Company personnel, will be ongoing throughout calendar 1999 to understand, to the highest degree possible, their readiness. As a contingency, the Company plans to increase inventory levels of critical components. The Company expects that the increase in inventory will be funded by cash flows from operating activities. There can be no assurance that the systems of other companies on which the Company relies will be Y2K ready on a timely basis and will not have an adverse effect on the operations of the Company. In the instances where the Company was unable to determine that its vendors have taken, or will take, appropriate steps to minimize disruption due to non-Y2K readiness, the Company has moved to alternate sources.

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

PRODUCTS. The Company has assessed the capability of all of its existing and legacy products to handle the year 2000. In addition, all products under development have been reviewed to ensure Y2K readiness prior to release. Certain of the Company's computer processor board level products and integrated computer systems utilize computer chips that include built in operating systems ("BIOS") allowing the computer to initialize and load software. For many users, software is provided by sources other than the Company. As with the typical PC computer, the assessment of whether a complete system will operate correctly may depend on the BIOS capability and software. To the extent that older BIOS or software are not Y2K ready, they may need to be upgraded or replaced. All of the Company's existing businesses have sent letters to all of their current and former customers indicating to them which of the Company's products may not be Y2K ready, depending on their application, and what steps need to be taken to ensure Y2K readiness, or the need for replacement. Also, the Company has posted on its web site (HTTP://WWW.SBS.COM) Y2K readiness information on all of its products.

The Company sold its flight simulation business in April 1995 and sold its Judgmental Use of Force business in June 1997, maintaining no expertise in either business. The Company has sent letters to its former customers of both of these businesses recommending that they test, for Y2K readiness, the products they purchased from the Company and make any necessary repairs or replacements.

COSTS. The Company expects the cost of its Y2K assessment, including both incremental spending and reallocated resources, will not be material and will be absorbed within the normal capital equipment and operating expenditures of the Company. To date, costs incurred and included in the Company's reported financial results were approximately $370,000 and were limited to the cost of existing employees assigned to the task force, or outside consultants hired on a temporary basis. The Company estimates that it will spend an additional $50,000 through completion of its Y2K program. The current assessment does not

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                                   (Continued)
-------------------------------------------------------------------------------

include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of "Y2K readiness" and since all customer situations cannot be anticipated, particularly those involving third party products, the Company may encounter claims as a result of the Y2K transition. These claims, if successful, could have a material adverse impact on future results.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information that was provided in the Company's Form 10-K for the year ended June 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults by the Company upon its Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

                  03.i    (1)   Articles of Incorporation, as amended.
                  03.ii   (1)   Bylaws, as amended.
                  10.ao   (1)   Lease Agreement between 8-L Newark 8371, LLC and
                                SBS Technologies, Inc.
                  27.           Financial Data Schedule

         (b)      Reports on Form 8-K - None


         (1)      See Exhibit Index on Page 17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SBS TECHNOLOGIES, INC.



Date:  November 12, 1999              /s/ Christopher J. Amenson
                                      ----------------------------
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      and President




Date:  November 12, 1999              /s/ James E. Dixon, Jr.
                                      -------------------------
                                      Vice President,
                                      Finance and Administration;
                                      Chief Financial Officer and
                                      Treasurer

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit Number                              Description                                    Method of Filing
--------------       ---------------------------------------------------------             ----------------
03.i  (1)            Articles of Incorporation, as amended.                                       - -

03.ii (2)            Bylaws, as amended.                                                          - -

10.ao                Lease Agreement between 8-L Newark, LLC and
                      SBS Technologies, Inc.                                            Filed herewith electronically

27.                  Financial Data Schedule                                            Filed herewith electronically




(1) Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(2) Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.