Form 10-Q
period 1999-12-31
SBS TECHNOLOGIES INC
filed 2000-02-11
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
  --- Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1999 or

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

                          YES     X         NO
                              ---------         --------

           As of January 31, 2000, the Registrant had 6,282,627 shares of its common stock outstanding.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                               ASSETS                                 December 31, 1999            June 30, 1999
                                                                      ---------------------------  ---------------------------
Current assets:
     Cash and cash equivalents                                             $     6,681,294                     3,500,556
     Receivables, net (note 2)                                                  23,431,497                    21,442,108
     Inventories (note 3)                                                       19,207,312                    15,755,379
     Deferred income taxes                                                       2,234,485                     2,179,143
     Income tax receivable                                                         808,025                        31,728
     Prepaid expenses                                                              660,282                       632,798
     Other current assets                                                          220,901                       322,511
                                                                           ----------------             -----------------
          Total current assets                                                  53,243,796                    43,864,223
                                                                           ----------------             -----------------

Property and equipment, net                                                      7,455,689                     7,321,717

Intangible assets, net                                                          33,221,203                    36,228,105

Deferred income taxes                                                            4,489,205                     4,488,059

Other assets                                                                       103,573                       105,751
                                                                           ----------------             -----------------

          Total assets                                                     $     98,513,466                    92,007,855
                                                                           ================             =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                         $             -                     3,900,000
     Notes payable to related parties                                                    -                     1,391,216
     Accounts payable                                                            5,241,581                     3,319,664
     Accrued representative commissions                                            660,855                       529,765
     Accrued salaries                                                            1,936,331                     2,632,993
     Accrued compensated absences                                                1,103,661                     1,201,653
     Other current liabilities                                                   1,680,890                     1,804,591
                                                                           ----------------             -----------------
          Total current liabilities                                             10,623,318                    14,779,882
                                                                           ----------------             -----------------

          Total liabilities                                                     10,623,318                    14,779,882
                                                                           ----------------             -----------------

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized, 6,275,227 issued and outstanding at December 31, 1999
        5,837,483 issued and outstanding at June 30, 1999                       54,838,979                    50,554,450
     Common stock warrants                                                               -                        38,425
     Accumulated other comprehensive loss                                       (2,922,687)                   (2,059,126)
     Retained earnings                                                          35,973,856                    28,694,224
                                                                           ----------------             -----------------
          Total stockholders' equity                                            87,890,148                    77,227,973
                                                                           ----------------             -----------------

          Total liabilities and stockholders' equity                       $     98,513,466                    92,007,855
                                                                           ================             =================


      See accompanying notes to condensed consolidated financial statements
                                     Page 2

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                      Six Months Ended December 31               Three Months Ended December 31
                                                  ----------------------------------------    -------------------------------------
                                                          1999               1998                    1999               1998
                                                     ---------------    ----------------        ----------------   ----------------
Sales                                                $   60,452,721          51,494,920              32,429,599         26,942,047

Cost of sales                                            27,750,177          21,176,572              15,297,550         11,529,132
                                                     ---------------    ----------------        ----------------   ----------------
         Gross Profit                                    32,702,544          30,318,348              17,132,049         15,412,915

Selling, general and administrative expense              12,262,174          11,813,429               6,350,859          6,028,262

Research and development expense                          7,538,146           6,855,574               3,869,902          3,698,989

Acquired in-process research and
     development charge                                           -             527,514                       -                  -

Amortization of intangible assets                         2,221,756           1,702,238               1,108,730            882,192
                                                     ---------------    ----------------        ----------------   ----------------
         Operating income                                10,680,468           9,419,593               5,802,558          4,803,472
                                                     ---------------    ----------------        ----------------   ----------------

Interest income, net                                        174,787             153,816                  87,925             40,944

Foreign exchange gains (losses)                             (29,982)             57,266                 (42,122)            57,266
                                                     ---------------    ----------------        ----------------   ----------------
                                                            144,805             211,082                  45,803             98,210
                                                     ---------------    ----------------        ----------------   ----------------

Income before income taxes and minority interest         10,825,273           9,630,675               5,848,361          4,901,682

Income taxes                                              3,750,293           3,659,866               1,907,273          1,843,737
                                                     ---------------    ----------------        ----------------   ----------------

Income before minority interest                           7,074,980           5,970,809               3,941,088          3,057,945

Minority interest                                                 -             444,383                       -            208,702
                                                     ---------------    ----------------        ----------------   ----------------

Net income                                           $    7,074,980           5,526,426               3,941,088          2,849,243
                                                     ===============    ================        ================   ================


Net income per common share                          $        1.18                0.95                    0.64               0.49
                                                              =====               =====                   =====              ====

Net income per common share -
     assuming dilution                               $        1.09                0.90                    0.59               0.47
                                                              =====               =====                   =====              ====


      See accompanying notes to condensed consolidated financial statements
                                     Page 3

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                Common                                                Accumulated       Total
                                                 stock                     Common                        Other          stock-
                                               ------------------------     stock        Retained     Comprehensive     holders'
                                                Shares       Amount       warrants       earnings         Loss          equity
                                               ----------- ------------   -----------   ------------- --------------   ------------
BALANCE AT JUNE 30, 1999                        5,837,483  $ 50,554,450    $   38,425   $ 28,694,224   $ (2,059,126)  $ 77,227,973
Exercise of stock options and warrants            262,881      3,050,091      (38,425)            -              -       3,011,666
Stock-based compensation                               -          14,062           -              -              -          14,062
Acquisition of SciTech, Inc.                      174,863            100           -         642,692             -         642,792
Dividends paid to former shareholders
      of SciTech, Inc.                                 -              -            -        (438,040)            -        (438,040)
Income tax benefit from stock
      options exercised                                -       1,220,276           -              -              -       1,220,276
Net income                                             -              -            -       7,074,980             -       7,074,980
Other comprehensive income:
      Foreign currency translation adjustment          -              -            -              -        (863,561)      (863,561)
                                               -----------  -------------   ----------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1999                    6,275,227  $  54,838,979   $       -    $ 35,973,856   $ (2,922,687)  $ 87,890,148
                                               ===========  =============   ==========   ============   ============   ============


      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                              Six Months Ended December 31,
                                                                                           -------------------------------------
                                                                                                1999                 1998
                                                                                                ----                 ----
Cash flows from operating activities:

     Net income                                                                            $      7,074,980            5,526,426
                                                                                           ----------------     ----------------

     Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation                                                                          951,614              813,772
             Amortization of intangible assets                                                   2,221,756            1,702,238
             Bad debt expense                                                                      (17,413)             100,509
             Deferred income taxes                                                                 (71,634)            (261,818)
             Loss on disposition of assets                                                               -               29,469
             Foreign exchange (gains) losses                                                        29,982              (57,266)
             Stock-based compensation                                                               14,062                    -
             Acquired in-process research and development charge                                         -              527,514
             Minority interest                                                                           -              444,383
             Changes in assets and liabilities, net of effects of acquisitions:
                 Receivables                                                                    (1,726,900)          (2,131,023)
                 Inventories                                                                    (3,071,145)          (2,654,339)
                 Prepaids and other assets                                                          56,738              120,003
                 Accounts payable                                                                1,835,433           (1,025,731)
                 Accrued representative commissions                                                131,090              200,534
                 Accrued salaries                                                                 (702,595)          (2,213,024)
                 Accrued compensated absences                                                      (93,272)             129,206
                 Income taxes                                                                     (772,087)          (1,126,568)
                 Other current liabilities                                                         (66,045)              41,411
                                                                                           ----------------     ----------------
                     Net adjustments                                                            (1,280,416)          (5,360,730)
                                                                                           ----------------     ----------------

                     Net cash provided by operating activities                                   5,794,564              165,696
                                                                                           ----------------     ----------------

Cash flows from investing activities:
     Cash received from sale of assets                                                                   -                  201
     Business acquisitions (note 5)                                                                 64,162          (14,353,448)
     Acquisition of property and equipment                                                      (1,085,635)          (1,373,109)
                                                                                           ----------------     ----------------

                     Net cash used by investing activities                                      (1,021,473)         (15,726,356)
                                                                                           ----------------     ----------------


Cash flows from financing activities:
     Payments on long-term borrowings and capital leases                                                 -           (3,000,000)
     Payments on notes payable to related parties                                               (1,391,216)          (1,607,467)
     Payments on notes payable                                                                  (3,975,060)                   -
     Dividends paid to former shareholders of SciTech, Inc.                                       (438,040)                   -
     Proceeds from exercise of stock options and warrants                                        3,011,666            1,111,899
     Repurchase of common stock, net                                                                     -             (181,928)
     Income tax benefit of stock options exercised                                               1,220,276              396,000
                                                                                           ----------------     ----------------

                     Net cash used by financing activities                                      (1,572,374)          (3,281,496)
                                                                                           ----------------     ----------------

                                                            (Continued)
                                                               Page 5

                                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended December 31
                                                                                           ---------------------------------------
                                                                                                1999                 1998
                                                                                                ----                 ----

Effect of exchange rate changes on cash                                                            (19,979)              99,691
                                                                                           ----------------     ----------------

Net change in cash and cash equivalents                                                          3,180,738          (18,742,465)

Cash and cash equivalents at beginning of period                                                 3,500,556           22,874,754
                                                                                           ----------------     ----------------

Cash and cash equivalents at end of period                                                 $     6,681,294            4,132,289
                                                                                           ================     ================


Supplemental disclosure of cash flow information:
     Interest paid                                                                         $        86,260               12,327
     Income taxes paid                                                                           3,558,088            2,512,390

     Noncash financing and investing activities:

     Accrued acquisition costs                                                                           -              284,344
     Debt issued for exercise of option to purchase minority interest                                    -           10,722,955
     Stock issued for acquisition                                                                        -              713,878

     Summary of assets acquired and liabilities assumed through acquisition:

             Cash and cash equivalents                                                     $        64,162              531,475
             Receivables                                                                           382,065            5,314,703
             Inventories                                                                           480,191            3,378,652
             Deferred income taxes                                                                       -             (105,638)
             Prepaid expenses and other current assets                                                   -              102,512
             Goodwill                                                                                    -           13,120,525
             Covenant not to compete                                                                     -              200,000
             Property and equipment                                                                 80,500              556,258
             Accumulated depreciation                                                              (66,481)                   -
             Note payable - related party                                                                -           (2,865,603)
             Note payable                                                                          (75,060)                   -
             Accounts payable                                                                     (201,061)            (851,903)
             Accrued salaries                                                                      (21,524)          (1,753,948)
             Accrued compensated absences                                                                -              (82,225)
             Income taxes                                                                                -           (1,888,522)
             Other current liabilities                                                                   -             (771,363)
             Common stock                                                                             (100)                   -
             Retained earnings                                                                    (642,692)                   -
                                                                                           ================     ================


      See accompanying notes to condensed consolidated financial statements
                                     Page 6

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)

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

2)     RECEIVABLES, NET

       Receivables, net consist of the following:

                                                                      December 31, 1999        June 30, 1999
                                                                      -----------------        -------------
                  Accounts receivable                                    $ 24,140,081             22,205,155
                          Less: allowance for doubtful accounts              (708,584)              (763,047)
                                                                         ------------          -------------
                                                                         $ 23,431,497             21,442,108
                                                                         ============          =============

3)     INVENTORIES

       Inventories consist of the following:

                                                                        December 31, 1999      June 30, 1999
                                                                        -----------------      -------------
                  Raw materials                                          $ 11,203,179              7,598,642
                  Work in process                                           3,771,272              4,150,779
                  Finished goods                                            4,232,861              4,005,958
                                                                          -----------             ----------
                                                                         $ 19,207,312             15,755,379
                                                                         ============          =============

4)     EARNINGS PER SHARE

       Net income per common share is based on weighted average shares outstanding. Net income per common share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

       A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                                                                      Six Months Ended December 31
                                               ----------------------------------------------------------------------------
                                                                 1999                                   1998
                                               ----------------------------------------------------------------------------
                                                   Income         Shares     Per-Share   Income         Shares    Per-Share
                                                 (Numerator)   (Denominator)  Amount   (Numerator)   (Denominator) Amount
                                                 ---------- -- ------------ ---------- ---------- -- ----------- ----------
       NET INCOME PER COMMON SHARE
       Net Income                                $7,074,980       5,989,237    $1.18   $5,526,426      5,821,739    $0.95
                                                                               =====                                =====
       EFFECT OF DILUTIVE SECURITIES
       Dilutive options and warrants                  -             528,119                -             356,276
                                                 ----------    ------------            ----------    -----------
       NET INCOME PER COMMON SHARE
       - ASSUMING DILUTION
       Net Income                                $7,074,980       6,517,356    $1.09   $5,526,426      6,178,015    $0.90
                                                                               =====                                =====

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (Continued)
                                   (Unaudited)

                                                                     Three Months Ended December 31
                                               ----------------------------------------------------------------------------
                                                                  1999                                  1998
                                               ----------------------------------------------------------------------------
                                                   Income         Shares     Per-Share   Income         Shares    Per-Share
                                                 (Numerator)   (Denominator)  Amount   (Numerator)   (Denominator) Amount
                                                 ------------  ------------ ---------- ------------  ------------- --------
       NET INCOME PER COMMON SHARE
       Net Income                                $3,941,088       6,138,571    $0.64   $2,849,243      5,832,058    $0.49
                                                                               =====                                =====
       EFFECT OF DILUTIVE SECURITIES
       Dilutive options and warrants                 -              591,593                -             279,284
                                                 ----------    ------------            ----------    -----------
       NET INCOME PER COMMON SHARE
       - ASSUMING DILUTION
       Net Income                                $3,941,088       6,730,164    $0.59   $2,849,243      6,111,342    $0.47
                                                                               =====                                =====

       For the six and three months ended December 31, 1999 and 1998, options to purchase 527,918 and 891,181 shares and 269,581 and 1,046,703 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

5)     BUSINESS ACQUISITION

       On December 20, 1999, the Company acquired SciTech, Inc., a Madison, Wisconsin based designer and manufacturer of communications network I/O products based on PMC and PCI form factors. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax free reorganization for federal income tax purposes. Under the terms of the agreement, SciTech Inc.'s shareholders exchanged all outstanding shares of SciTech, Inc. stock for 174,863 shares of the Company's stock. SciTech, Inc. was subsequently merged into SBS Technologies, Inc., Communications Products (formerly SBS Technologies, Inc., Embedded PPC Products).

       SciTech, Inc.'s historical results do not have a material effect on combined financial position or results of operations, and as such, the financial position and results of operations of the Company and SciTech, Inc. are combined from October 1, 1999.

6)     COMPREHENSIVE INCOME

       Comprehensive income for the six and three months ended December 31, 1999 was $6.2 million and $3.0 million, respectively. Comprehensive income for the six and three months ended December 31, 1998 was $5.8 million and $2.7 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

7)     SEGMENT FINANCIAL DATA

       The Company operates internationally through three operating segments: the Computer Group, the Aerospace Group, and the European Group. These segments are based on the markets that are served, the products that are provided to those markets, the geographic area from which sales are generated, and are managed by three managers who report directly to the chief operating decision-maker. In addition, each segment utilizes a common sales group.

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

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (Continued)
                                   (Unaudited)

                                                                                        Corporate
                                            Computer         Aerospace       European     and un-
                                             Group            Group           Group     allocated (1)     Other (2)       Total
                                   ------------------------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31

Gross Sales                         1999   $ 39,833,183      15,022,919      7,309,456            --            --      62,165,558

Intersegment sales                             (225,687)       (169,147)    (1,318,003)           --            --      (1,712,837)
                                           ------------    ------------   ------------    ------------   -----------  ------------

    Sales to external customers              39,607,496      14,853,772      5,991,453            --            --      60,452,721

Gross Sales                         1998   $ 29,587,876      16,690,344      6,771,010            --            --      53,049,230
Intersegment sales                             (200,199)        (73,750)    (1,280,361)           --            --      (1,554,310)
                                           ------------    ------------   ------------    ------------   -----------  ------------

    Sales to external customers              29,387,677      16,616,594      5,490,649            --            --      51,494,920

Segment profit (Income
before                              1999      8,562,409       4,377,259      1,880,267      (3,994,662)         --      10,825,273
    taxes and minority interest)    1998      5,694,290       6,125,858      1,907,241      (3,569,200)     (527,514)    9,630,675


THREE MONTHS ENDED DECEMBER 31


Gross Sales                         1999     22,147,079       6,777,898      4,413,903            --            --      33,338,880
Intersegment sales                             (134,813)        (57,693)      (716,775)           --            --        (909,281)
                                           ------------    ------------   ------------    ------------   -----------  ------------
    Sales to external customers              22,012,266       6,720,205      3,697,128            --            --      32,429,599


Gross Sales                         1998     16,661,500       7,528,336      3,956,075            --            --      28,145,911
Intersegment sales                             (200,199)        (73,750)      (929,915)           --            --      (1,203,864)
                                           ------------    ------------   ------------    ------------   -----------  ------------
    Sales to external customers              16,461,301       7,454,586      3,026,160            --            --      26,942,047

Segment profit (Income
before                              1999      5,010,895       1,574,178      1,390,933      (2,127,645)         --       5,848,361
    taxes and minority
    interest)                       1998      3,343,109       2,361,743      1,045,715      (1,848,885)         --       4,901,682

DECEMBER 31

Total assets                        1999     31,871,880      10,707,633      8,083,726      47,850,227          --      98,513,466
                                    1998     22,363,770      12,133,197      8,333,620      50,850,058          --      93,680,645
                                   ------------------------------------------------------------------------------------------------


(1) Corporate and unallocated includes corporate overhead, substantially all interest expense, interest income, and amortization expense associated with goodwill and intangibles not considered in assessing segment profit. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets and intangible assets.

(2) Acquired in-process research and development associated with purchase business combinations that management does not consider in assessing segment profits.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1998

SALES. For the six-month period ended December 31, 1999, sales increased 17.4%, or $9.0 million, from $51.5 million for the six-month period ended December 31, 1998, to $60.5 million. Of this 17.4% increase, sales contributed by SciTech, Inc. comprised 1.7%, and 15.7% was attributable to the Company's other product lines. Unit shipments increased within the Computer Group segment, primarily due to an increase in sales of the Group's computer processor products and industrial computer systems and enclosures products, partially offset by pricing pressure, experienced primarily by the Group's computer processor and industrial computer systems and enclosures product lines. Unit shipments declined within the Aerospace Group compared to the six-month period ended December 31, 1998, primarily due to a decrease in sales of the Company's telemetry products, which have been impacted in recent months by a decline in large project bookings, and declines in the commercial satellite and military markets which Telemetry serves. European Group volume increased compared to the six-month period ended December 31, 1998, but sales were negatively affected by changes in exchange rates.

GROSS PROFIT. For the six-month period ended December 31, 1999, gross profit increased 7.9%, or $2.4 million from $30.3 million for the six-month period ended December 31, 1998, to $32.7 million. As expected, for the six-month period ended December 31, 1999, gross profit as a percentage of sales decreased to 54.1% from 58.9% for the six-month period ended December 31, 1998, primarily due to a higher percentage of sales of the Company's Computer Group products, which generally yield lower margins than the Company's other products, and lower margins experienced by the Aerospace Group and European Group. Gross margins as a percentage of sales are expected to continue to decrease slightly, as the Company's lower margin production and systems business continues to be a larger portion of total sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the six-month period ended December 31, 1999, selling, general and administrative (SG&A) expense increased 3.8%, or $449,000, from $11.8 million for the six-month period ended December 31, 1998, to $12.3 million. This increase was primarily due to the acquisition of SciTech, Inc., and to the formation of SBS Technologies Inc. Europe GmbH, which markets and distributes Computer Group products. For the six-month period ended December 31, 1999, SG&A expense as a percentage of sales decreased to 20.3% from 22.9% in the six-month period ended December 31, 1998, as the increase in sales volume more than offset the increase in expense.

RESEARCH AND DEVELOPMENT EXPENSE. For the six-month period ended December 31, 1999, research and development expense (R&D) increased 10.0%, or $683,000, from $6.9 million for the six-month period ended December 31, 1998, to $7.5 million. This increase resulted from the acquisition of SciTech, Inc., and increased investment in product development in the Company's other product areas. For the six-month period ended December 31, 1999, R&D expense as a percentage of sales decreased to 12.5% from 13.3% in the six-month period ended December 31, 1998, as the increase in sales volume more than offset the increase in expense.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. For the six-month period ended December 31, 1998, in connection with the acquisition of the majority interest in OR Industrial Computers GmbH ("OR") completed on July 1, 1998, the Company recorded a $0.5 million earnings charge based on an assessment by the Company, in conjunction with an independent valuation

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999
                                   (Continued)


firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of completed technology, and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission.

AMORTIZATION OF INTANGIBLE ASSETS. For the six-month period ended December 31, 1999, amortization of intangible assets increased 30.5%, or $520,000, from $1.7 million for the six-month period ended December 31, 1998, to $2.2 million. This increase was the result of the amortization of goodwill associated with the acquisition of SBS Technologies, Inc., Communications Products (formerly SBS Technologies, Inc., Embedded PPC Products) and the acquisition of the minority interest in OR and ORTEC Electronic Assembly GmbH ("ORTEC") in December of 1998.

INTEREST INCOME, NET OF INTEREST EXPENSE. For the six-month period ended December 31, 1999, interest income, net of interest expense increased 13.6%, or $21,000, from $154,000 for the six-month period ended December 31, 1998, to $175,000. This increase was primarily due to an increase in interest income associated with amendments of prior years' tax returns for research and experimental tax credits, offset by an increase in interest expense associated with borrowings under the Company's line of credit.

FOREIGN EXCHANGE GAINS (LOSSES). For the six-month period ended December 31, 1999, the $30,000 foreign exchange loss was primarily attributable to the change in exchange rates in the quarter ended December 31, 1999 relating to interest payable on debt between the Company and its foreign subsidiary. For the six-month period ended December 31, 1998, the $57,000 foreign exchange gain was primarily attributable to the change in exchange rates between December 9, 1998 and December 31, 1998, relating to the note payable entered into on December 9, 1998 for DM 17.2 million paid on February 28, 1999 for the remaining interest in OR and ORTEC.

INCOME TAXES. For the six-month period ended December 31, 1999 and the six-month period ended December 31, 1998, income taxes represented an effective income tax rate of 34.6% and 38.0%, respectively. The decrease in the effective income tax rate was due to U.S. tax planning strategies implemented by the Company, including minimization of the Company's tax liability related to debt between the Company and its foreign subsidiaries and increased use of the Company's foreign sales corporation, as well as an expected increase in the research and experimental tax credit for fiscal 2000.

EARNINGS PER SHARE. For the six-month period ended December 31, 1999, net income per common share was $1.18 compared to $0.95 for the six-month period ended December 31, 1998. For the six-month period ended December 31, 1999, net income per common share assuming dilution was $1.09 compared to $0.90 for the six-month period ended December 31, 1998.

REVIEW OF BUSINESS SEGMENTS

The Company is managed and operates through three operating segments: the Computer Group, the Aerospace Group and the European Group. The following is a discussion of sales to external customers and segment profit for each reportable segment. The Company does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with Company borrowing facilities, and acquired in-process research and development charges. This measure of segment profit described above is referred to herein as "Segment Profit."

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999
                                   (Continued)
COMPUTER GROUP

For the six-month period ended December 31, 1999, Computer Group sales to external customers increased 34.8%, or $10.2 million, from $29.4 million for the six-month period ended December 31, 1998 to $39.6 million. Of this 34.8% increase, sales contributed from the acquisition of SciTech, Inc. accounted for 3.0% of the increase. The balance of the increase, 31.8%, was attributable to organic growth primarily resulting from an increase in sales of the Group's computer processor products and industrial computer systems and enclosures products, partially offset by pricing pressure, experienced primarily by the Group's computer processor and industrial computer systems and enclosures product lines.

For the six-month period ended December 31, 1999, Computer Group segment profit increased 50.4%, or $2.9 million, from $5.7 million for the six-month period ended December 31, 1998, to $8.6 million, primarily due to the net margin contribution from the increase in sales from the Group's computer processor products and industrial computer systems and enclosures products. Segment profit as a percentage of sales increased from 19.4% for the six-month period ended December 31, 1998 to 21.6% for the same period in 1999. This increase was primarily due to a decline in SG&A and R&D costs as a percentage of sales, as the Group's overhead infrastructure was adequate to handle the increase in sales, partially offset by a shift in sales mix to lower margin products.

AEROSPACE GROUP

For the six-month period ended December 31, 1999, Aerospace Group sales to external customers decreased 10.6%, or $1.7 million, from $16.6 million for the six-month period ended December 31, 1998 to $14.9 million, primarily due to a decrease in sales of the Group's telemetry products, which have been impacted in recent months by a decline in large project bookings, and by declines in the commercial satellite and military markets which Telemetry serves.

For the six-month period ended December 31, 1999, Aerospace Group segment profit decreased 28.5%, or $1.7 million, from $6.1 million for the six-month period ended December 31, 1998 to $4.4 million. This decrease was primarily due to lower sales of the Group's telemetry products, and a shift in sales mix to lower margin products across the Group's product lines. For the same reasons, segment profit as a percentage of sales decreased from 36.9% for the six-month period ended December 31, 1998 to 29.5% for the same period in 1999.

EUROPEAN GROUP

For the six-month period ended December 31, 1999, European Group sales to external customers increased 9.1%, or $501,000, from $5.5 million for the six-month period ended December 31, 1998 to $6.0 million. This increase was primarily due to increases in European orders outside of Germany, partially offset by the negative impact of changes in exchange rates on sales.

For the six-month period ended December 31, 1999, European Group segment profit decreased 1.4%, or $27,000, compared to the six-month period ended December 31, 1998. The decrease was primarily due to a shift in sales mix to lower gross margin products in the quarter ended September 30, 1999 and increases in SG&A costs associated with the growth of the segment.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

SALES. For the three-month period ended December 31, 1999, sales increased 20.4%, or $5.5 million, from $26.9 million for the three-month period ended December 31, 1998, to $32.4 million. Of this 20.4% increase, sales contributed by SciTech, Inc. comprised 3.3%, and 17.1% was attributable to the Company's other product lines. Unit shipments increased within the Computer Group segment and European Group segment. This increase in volume was partially offset by pricing pressure, experienced primarily by the Computer Group's computer processor and industrial computer systems and enclosures product lines. Unit shipments declined within the Aerospace Group compared to the three-month period ended December 31, 1998, primarily due to a decrease in sales of the Company's telemetry products, which have been impacted in recent months by declines in the commercial satellite and military markets which Telemetry serves.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1999
                                  (Continued)

GROSS PROFIT. For the three-month period ended December 31, 1999, gross profit increased 11.2%, or $1.7 million from $15.4 million for the three-month period ended December 31, 1998, to $17.1 million. As expected, for the three-month period ended December 31, 1999, gross profit as a percentage of sales decreased to 52.8% from 57.2% for the three-month period ended December 31, 1998, primarily due to a higher percentage of sales of the Company's Computer Group products, which generally yield lower margins than the Company's other products, and lower margins experienced by the Aerospace Group. Gross margins as a percentage of sales are expected to continue to decrease slightly, as the Company's lower margin production and systems business continues to be a larger portion of total sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three-month period ended December 31, 1999, selling, general and administrative (SG&A) expense increased 5.4%, or $323,000, from $6.0 million for the three-month period ended December 31, 1998, to $6.4 million. This increase was primarily due to the acquisition of SciTech, Inc., and to the formation of SBS Technologies Inc. Europe GmbH, which markets and distributes Computer Group products. For the three-month period ended December 31, 1999, SG&A expense as a percentage of sales decreased to 19.6% from 22.4% in the three-month period ended December 31, 1998, as the increase in sales volume more than offset the increase in expense.

RESEARCH AND DEVELOPMENT EXPENSE. For the three-month period ended December 31, 1999, research and development expense (R&D) increased 4.6%, or $171,000, from $3.7 million for the three-month period ended December 31, 1998, to $3.9 million. This increase resulted from the added expenditures due to the acquisition of SciTech Inc., and increased investment in product development in the Company's other product areas. For the three-month period ended December 31, 1999, R&D expense as a percentage of sales decreased to 11.9% from 13.7% in the three-month period ended December 31, 1998, as the increase in sales volume more than offset the increase in expense.

AMORTIZATION OF INTANGIBLE ASSETS. For the three-month period ended December 31, 1999, amortization of intangible assets increased 25.7%, or $227,000, from $882,000 for the three-month period ended December 31, 1998, to $1.1 million. This increase was the result of the acquisition of the minority interest in OR and ORTEC in December of 1998.

INTEREST INCOME, NET OF INTEREST EXPENSE. For the three-month period ended December 31, 1999, interest income, net of interest expense increased 114.7%, or $47,000, from $41,000 for the three-month period ended December 31, 1998, to $88,000. This increase was primarily due to interest income associated with amendments to prior years' tax returns for research and experimental tax credits.

FOREIGN EXCHANGE GAINS (LOSSES). For the three-month period ended December 31, 1999, the $42,000 foreign exchange loss was primarily attributable to the change in exchange rates in the quarter ended December 31, 1999 relating to interest payable on debt between the Company and its foreign subsidiary. For the three-month period ended December 31, 1998, the $57,000 foreign exchange gain was primarily attributable to the change in exchange rates between December 9, 1998 and December 31, 1998, relating to the note payable entered into on December 9, 1998 for DM 17.2 paid on February 28, 1999 for the remaining interest in OR and ORTEC.

INCOME TAXES. For the three-month period ended December 31, 1999 and the three-month period ended December 31, 1998, income taxes represented an effective income tax rate of 32.6% and 37.6%, respectively. The decrease in the effective income tax rate was due to U.S. tax planning strategies implemented by the Company, including minimization of the Company's tax liability related to debt between the Company and its foreign subsidiaries and increased use of the Company's foreign sales corporation, as well as the reinstatement through legislation of the research and experimental tax credit in the quarter ended December 31, 1999, which resulted in a year-to-date tax rate adjustment in the quarter ended December 31, 1999.

EARNINGS PER SHARE. For the three-month period ended December 31, 1999, net income per common share was $0.64 compared to $0.49 for the three-month period ended December 31, 1998. For the three-month period ended December 31, 1999, net income per common share assuming dilution was $0.59 compared to $0.47 for the three-month period ended December 31, 1998. Included in net income per common share and net income per common share assuming dilution for the three-month period ended December 31, 1999 is $0.04 related to the year-to-date tax rate adjustment resulting from the reinstatement through legislation of the research and experimental tax credit.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999
                                   (Continued)
REVIEW OF BUSINESS SEGMENTS

The Company is managed and operates through three operating segments: the Computer Group, the Aerospace Group and the European Group. The following is a discussion of sales to external customers and segment profit for each reportable segment. The Company does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with Company borrowing facilities, and acquired in-process research and development charges. This measure of segment profit described above is referred to herein as "Segment Profit."

COMPUTER GROUP

For the three-month period ended December 31, 1999, Computer Group sales to external customers increased 33.7%, or $5.5 million, from $16.5 million for the three-month period ended December 31, 1998 to $22.0 million. Of this 33.7% increase, sales contributed by the acquisition of SciTech, Inc. accounted for 5.4% of the increase. The balance of the increase, 28.3%, was attributable to organic growth primarily resulting from an increase in sales of the Group's computer processor products and industrial computer systems and enclosure products, partially offset by pricing pressure, experienced primarily by the Group's computer processor products and industrial computer systems and enclosures products.

For the three-month period ended December 31, 1999, Computer Group segment profit increased 49.9%, or $1.7 million, from $3.3 million for the three-month period ended December 31, 1998, to $5.0 million, primarily due to the net margin contribution from the increase in sales from the Group's computer processor products and industrial computer systems and enclosure products and the acquisition of SciTech, Inc. Segment profit as a percentage of sales increased from 20.3% for the three-month period ended December 31, 1998 to 22.7% for the same period in 1999. This increase was primarily due to a decline in SG&A and R&D costs as a percentage of sales, as the Group's overhead infrastructure was adequate to handle the increase in sales, partially offset by a shift in sales mix to lower margin products.

AEROSPACE GROUP

For the three-month period ended December 31, 1999, Aerospace Group sales to external customers decreased 9.9%, or $734,000, from $7.5 million for the three-month period ended December 31, 1998 to $6.7 million, primarily the result of a decrease in sales of the Group's telemetry products, which have been impacted by declines in the commercial satellite and military markets which Telemetry serves.

For the three-month period ended December 31, 1999, Aerospace Group segment profit decreased 33.3%, or $788,000, from $2.4 million for the three-month period ended December 31, 1998 to $1.6 million. This decrease was primarily due to lower sales of the Group's telemetry products, and shift in sales mix to lower margin products across the Group's product lines. For the same reasons, segment profit as a percentage of sales decreased from 31.7% for the three-month period ended December 31, 1998 to 23.4% for the same period in 1999.

EUROPEAN GROUP

For the three-month period ended December 31, 1999, European Group sales to external customers increased 22.2%, or $671,000, from $3.0 million for the three-month period ended December 31, 1998 to $3.7 million. This increase was primarily due to increases in European orders outside of Germany, partially offset by the negative impact of changes in exchange rates on sales.

For the three-month period ended December 31, 1999, European Group segment profit increased 33.0%, or $345,000, from $1.0 million for the three-month period ended December 31, 1998 to $1.4 million. This increase is primarily due to additional gross margin associated with the increase in sales, offset by increases in SG&A costs associated with the growth of the segment. For the same reasons, European Group segment profit as a percentage of sales increased from 34.6% for the three-month period ended December 31, 1998 to 37.6% for the same period in 1999.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $6.7 million at December 31, 1999, an increase of $3.2 million from June 30, 1999. This increase was the result of $5.8 million of cash flow from operations and $3.0 million from the exercise of stock options and warrants, offset by $1.1 million of expenditures for capital equipment, $4.0 million of payments on the Company's line of credit, $1.4 million of payments to the former shareholder of OR, and $0.4 million of dividends paid to the former shareholders of SciTech, Inc. The Company's growth during the six-month period ended December 31, 1999 caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. The exercise of stock options reduced the Company's tax liability.

On December 1, 1998, the Company entered into a $15.0 million Credit Agreement ("Agreement") with Bank of America, N.A. ("Lender"), formerly NationsBank, N.A. The Agreement expired on November 30, 1999, but was modified to extend the expiration date to January 31, 2000. Effective January 31, 2000, the agreement was renewed and modified, allowing for $25.0 million of borrowings with an expiration date of November 30, 2001. As of December 31, 1999, there were no borrowings drawn on the Agreement and the Company was in compliance with all of the covenants of the agreement. Management believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months. At December 31, 1999, there were no material outstanding commitments for capital expenditures.

For the six-month period ended December 31, 1999, there was no significant impact from inflation or changing prices on the Company's sales or income from operations.

YEAR 2000 ISSUE

The Year 2000 ("Y2K") issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the year 2000 and beyond. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations, causing disruptions to operations, including manufacturing, a temporary inability to process transactions, send invoices, or engage in other normal business activities. This issue could have far-reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

The Company has experienced no significant difficulties as a result of the Y2K issue. Its internal business and engineering purchased software packages were unaffected by the change from 1999 to 2000. The Company's operations have not been materially adversely affected by any Y2K problems of its the major suppliers, who are component parts distributors and contract manufacturers. None of the Company's seven facilities has experienced any Y2K related disruptions in electricity, water, sewer, telephone, or other needed services.

Before the end of 1999, the Company had assessed the capability of all of its existing and legacy products to handle the year 2000 and had provided information to its customers about what steps needed to be taken to ensure Y2K readiness, or the need for replacement of a product. To the Company's knowledge, none of its customers has experienced any significant Y2K difficulty with any of the Company's products. The Company's operations have not been materially affected by the failure of any customer to purchase goods or services from the Company due to non-Y2K readiness.

To date, the cost of the Company's Y2K assessment, including both incremental spending and reallocated resources, has not been, and is not expected to be, material and has been absorbed, or is expected to be absorbed, within the normal capital equipment and operating expenditures of the Company. To date, costs incurred and included in the Company's reported financial results were approximately $385,000 and were limited to the cost of existing employees assigned to a Y2K task force established by the Company, or outside consultants hired on a temporary basis. Of this $385,000, $100,000 was included in the financial results for the six months ended December 31, 1999 and $285,000 was included in prior years' financial results.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999
                                   (Continued)

The Company has not received any claims resulting from the Y2K transition. However, because there is no uniform definition of "Y2K readiness" and because all customer situations cannot be anticipated, particularly those involving third party products, the Company may encounter Y2K transition claims. These claims, if successful, could have a material adverse impact on future results.

While the Company has not experienced any material adverse Y2K related effects, the Y2K issue may still create unforeseen risks to the Company from its internal computer systems, as well as from computer systems of third parties with which it deals. Failures of the Company's or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information on this risk that was provided in the Company's Form 10-K for the year ended June 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities

         On December 20, 1999, the Company issued a total of 174,863 shares of common stock to two individuals in Exchange for all of the outstanding shares of SciTech, Inc., in connection with a pooling of interests between SciTech, Inc. and the Company. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and bear a restrictive legend. Both individuals were given copies of the Company's Form 10-K, all subsequent filings, and any other information about the Company that they requested. Both executed a Subscription and Representation Letter acknowledging their ability to assume the risk of the investment in the shares, their understanding of the restricted nature of the shares, and that they were sophisticated investors.

Item 3.  Defaults by the Company upon its Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote and approved at the Annual Meeting of Stockholders held on November 11, 1999:

                                                    TABULATION OF VOTES
         ---------------------------------------------------------- ------------- ------------- ---------------------
                                                                                   Against or     Abstentions and
                                Item Voted                              For         Withheld      Broker Non-Votes
         ---------------------------------------------------------- ------------- ------------- ---------------------
         Election of Directors:
             Scott A. Alexander                                       5,297,256       1,100              3,075
             Warren W. Andrews                                        5,297,256       1,100              3,075
             Christopher J. Amenson                                   5,297,256       1,100              3,075
             William J. Becker                                        5,297,256       1,100              3,075
             Lawrence A. Bennigson                                    5,297,256       1,100              3,075
             James E. Dixon, Jr.                                      5,297,256       1,100              3,075
             Louis C. Golm                                            5,297,256       1,100              3,075
             Alan F. White                                            5,297,256       1,100              3,075

         ---------------------------------------------------------- ------------- ------------- ---------------------

         Ratification of KPMG LLP as the Company's independent
         auditor for fiscal year
         ending June 30, 2000.                                        5,292,880       5,751              2,800

         ---------------------------------------------------------- ------------- ------------- ---------------------

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

                  03.i    (1)       Articles of Incorporation, as amended.
                  03.ii   (1)       Bylaws, as amended.
                  10.ap   (1)       Pooling Agreement between SciTech, Inc.,
                                    Robert Scidmore and David Scidmore, and SBS
                                    Technologies, Inc., and its wholly-owned
                                    Subsidiary, SBS Technologies, Inc.,
                                    Communications Products, dated December 20,
                                    1999.

                  10.aq    (1)      Modification of Credit Agreement, Guaranty
                                    Agreements and Related Loan Documents,
                                    between SBS Technologies, Inc., and Bank of
                                    America, N.A., formerly NationsBank, N.A.,
                                    dated January 31, 2000.
                  10.ar    (1)      Amended and Restated Revolving Promissory
                                    Note, between SBS Technologies, Inc., and
                                    Bank of America, N.A., formerly NationsBank,
                                    N.A., dated January 31, 2000.
                  27.               Financial Data Schedule


         (b)      Reports on Form 8-K - None



         (1)      See Exhibit Index on Page 20

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SBS TECHNOLOGIES, INC.



Date:  February 11, 2000              /s/   Christopher J. Amenson
                                      ----------------------------
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      and President




Date:  February 11, 2000              /s/   James E. Dixon, Jr.
                                      -------------------------
                                      Vice President,
                                      Finance and Administration;
                                      Chief Financial Officer and
                                      Treasurer

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number       Description                                                            Method of Filing
---------------      -----------                                                    -------------------------------
03.i  (1)            Articles of Incorporation, as amended.                                      --

03.ii (2)            Bylaws, as amended.                                                         --

10.ap                Pooling Agreement between SciTech, Inc., Robert Scidmore
                     and David Scidmore, and SBS Technologies, Inc., and its
                     wholly-owned subsidiary, SBS Technologies, Inc.,
                     Communications Products, dated December 20, 1999.               Filed herewith electronically

10.aq                Modification of Credit Agreement, Guaranty Agreements and
                     Related Loan Documents, between SBS Technologies, Inc.,
                     and Bank of America, N.A., formerly NationsBank, N.A.,
                     dated January 31, 2000.                                         Filed herewith electronically

10.ar                Amended and Restated Revolving Promissory Note,
                     between SBS Technologies, Inc. and Bank of America, N.A.,
                     dated January 31, 2000.                                         Filed herewith electronically

27.                  Financial Data Schedule                                         Filed herewith electronically

(1) Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(2) Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.