Form 10-Q
period 2000-03-31
SBS TECHNOLOGIES INC
filed 2000-05-12
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934 for the quarterly period ended MARCH 31, 2000


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

            As of May 1, 2000, the Registrant had 6,559,461 shares of
                         its common stock outstanding.

               SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   March 31, 2000    June 30, 1999
                                                                   --------------    -------------
                               ASSETS
Current assets:
     Cash and cash equivalents                                     $   7,855,564         3,500,556
     Receivables, net (note 2)                                        24,852,299        21,442,108
     Inventories (note 3)                                             24,143,719        15,755,379
     Deferred income taxes                                             2,687,501         2,179,143
     Income tax receivable                                             1,515,643            31,728
     Prepaid expenses                                                    850,455           632,798
     Other current assets                                                369,500           322,511
                                                                   -------------     -------------
          Total current assets                                        62,274,681        43,864,223
                                                                   -------------     -------------

Property and equipment, net                                            7,267,897         7,321,717

Intangible assets, net                                                31,476,454        36,228,105

Deferred income taxes                                                  4,921,514         4,488,059

Other assets                                                             100,662           105,751
                                                                   -------------     -------------

          Total assets                                             $ 106,041,208        92,007,855
                                                                   =============     =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                 $        --           3,900,000
     Notes payable to related parties                                       --           1,391,216
     Accounts payable                                                  4,967,386         3,319,664
     Accrued representative commissions                                  561,629           529,765
     Accrued salaries                                                  1,589,629         2,632,993
     Accrued compensated absences                                      1,149,223         1,201,653
     Other current liabilities                                         1,898,880         1,804,591
                                                                   -------------     -------------
          Total current liabilities                                   10,166,747        14,779,882
                                                                   -------------     -------------

          Total liabilities                                           10,166,747        14,779,882
                                                                   -------------     -------------

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized,
        6,500,753 issued and outstanding at March 31, 2000
        5,837,483 issued and outstanding at June 30, 1999             60,724,478        50,554,450
     Common stock warrants                                                  --              38,425
     Accumulated other comprehensive loss                             (3,762,906)       (2,059,126)
     Retained earnings                                                38,912,889        28,694,224
                                                                   -------------     -------------
          Total stockholders' equity                                  95,874,461        77,227,973
                                                                   -------------     -------------

          Total liabilities and stockholders' equity               $ 106,041,208        92,007,855
                                                                   =============     =============

      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                      Nine Months Ended March 31      Three Months Ended March 31
                                                    -----------------------------    -----------------------------
                                                        2000             1999            2000             1999
                                                    ------------     ------------    ------------     ------------
Sales                                               $ 90,341,358       78,325,058      29,888,637       26,830,138

Cost of sales                                         42,064,813       32,629,023      14,314,636       11,452,451
                                                    ------------     ------------    ------------     ------------
         Gross Profit                                 48,276,545       45,696,035      15,574,001       15,377,687

Selling, general and administrative expense           18,713,659       17,785,933       6,451,485        5,972,504

Research and development expense                      11,241,327       10,642,029       3,703,181        3,786,455

Acquired in-process research and
     development charge                                     --            527,514            --               --

Amortization of intangible assets                      3,307,502        2,849,247       1,085,746        1,147,009
                                                    ------------     ------------    ------------     ------------
         Operating income                             15,014,057       13,891,312       4,333,589        4,471,719
                                                    ------------     ------------    ------------     ------------

Interest income(expense), net                            272,485           91,363          97,698          (62,453)

Foreign exchange gains (losses)                          (92,359)         611,560         (62,377)         554,294
                                                    ------------     ------------    ------------     ------------
                                                         180,126          702,923          35,321          491,841
                                                    ------------     ------------    ------------     ------------

Income before income taxes and minority interest      15,194,183       14,594,235       4,368,910        4,963,560

Income taxes                                           5,180,170        5,395,189       1,429,877        1,735,323
                                                    ------------     ------------    ------------     ------------

Income before minority interest                       10,014,013        9,199,046       2,939,033        3,228,237

Minority interest                                           --            444,383            --               --
                                                    ------------     ------------    ------------     ------------

Net income                                          $ 10,014,013        8,754,663       2,939,033        3,228,237
                                                    ============     ============    ============     ============


Net income per common share                         $       1.64             1.50            0.46             0.55
                                                    ------------     ------------    ------------     ------------

Net income per common share -
     assuming dilution                              $       1.49             1.42            0.41             0.52
                                                    ------------     ------------    ------------     ------------

      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                  Common                                        Accumulated       Total
                                                  stock               Common                       Other          stock-
                                        -------------------------     stock       Retained     Comprehensive    holders'
                                           Shares        Amount      warrants     earnings         Loss          equity
                                        ------------  ------------  ----------  ------------   ------------   ------------
BALANCE AT JUNE 30, 1999                   5,837,483  $ 50,554,450  $   38,425  $ 28,694,224   $ (2,059,126)  $ 77,227,973
Exercise of stock options and warrants       488,407     7,304,819     (38,425)         --             --        7,266,394
Stock-based compensation                        --          21,093        --            --             --           21,093
Acquisition of SciTech, Inc.                 174,863           100        --         642,692           --          642,792
Dividends paid to former shareholders
      of SciTech, Inc.                          --            --          --        (438,040)          --         (438,040)
Income tax benefit from stock
      options exercised                         --       2,844,016        --            --             --        2,844,016
Net income                                      --            --          --      10,014,013           --       10,014,013
Other comprehensive income:
      Foreign currency translation
         adjustment                             --            --          --            --       (1,703,780)    (1,703,780)
                                        ------------  ------------  ----------  ------------   ------------   ------------
BALANCE AT MARCH 31, 2000                  6,500,753  $ 60,724,478  $     --    $ 38,912,889   $ (3,762,906)  $ 95,874,461
                                        ============  ============  ==========  ============   ============   ============

      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                 Nine Months Ended March 31,
                                                                                 ---------------------------
                                                                                     2000           1999
                                                                                 ------------   ------------
Cash flows from operating activities:

     Net income                                                                  $ 10,014,013      8,754,663
                                                                                 ------------   ------------

     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation                                                           1,440,347      1,209,672
             Amortization of intangible assets                                      3,307,502      2,849,247
             Bad debt expense                                                          36,557        186,173
             Deferred income taxes                                                 (1,007,063)      (486,427)
             Loss on disposition of assets                                             75,375         32,142
             Foreign exchange (gains) losses                                           92,359       (611,560)
             Stock-based compensation                                                  21,093           --
             Acquired in-process research and development charge                         --          527,514
             Minority interest                                                           --          444,383
             Changes in assets and liabilities, net of effects of acquisitions:
                 Receivables                                                       (3,497,734)    (1,800,679)
                 Inventories                                                       (8,138,458)    (2,356,594)
                 Prepaids and other assets                                           (284,044)      (281,017)
                 Accounts payable                                                   1,658,157       (369,546)
                 Accrued representative commissions                                    31,864        195,024
                 Accrued salaries                                                  (1,034,375)    (1,333,345)
                 Accrued compensated absences                                         (40,641)       135,782
                 Income taxes                                                      (1,469,649)    (2,177,879)
                 Other current liabilities                                            254,371         90,911
                                                                                 ------------   ------------
                     Net adjustments                                               (8,554,339)    (3,746,199)
                                                                                 ------------   ------------

                     Net cash provided by operating activities                      1,459,674      5,008,464
                                                                                 ------------   ------------

Cash flows from investing activities:
     Cash received from sale of assets                                                   --              201
     Business acquisitions (note 5)                                                    64,162    (25,142,486)
     Acquisition of property and equipment                                         (1,478,279)    (3,218,535)
                                                                                 ------------   ------------

                     Net cash used by investing activities                         (1,414,117)   (28,360,820)
                                                                                 ------------   ------------

Cash flows from financing activities:
     Payments on long-term borrowings and capital leases                                 --       (3,000,000)
     Payments on notes payable to related parties                                  (1,391,216)    (1,607,467)
     Proceeds on notes payable to bank                                                   --        6,500,000
     Payments on notes payable                                                     (3,975,060)          --
     Dividends paid to former shareholders of SciTech, Inc.                          (438,040)          --
     Proceeds from exercise of stock options and warrants                           7,266,394      1,111,899
     Repurchase of common stock, net                                                     --         (181,928)
     Income tax benefit of stock options exercised                                  2,844,016        542,500
                                                                                 ------------   ------------

                     Net cash provided by financing activities                      4,306,094      3,365,004
                                                                                 ------------   ------------

      See accompanying notes to condensed consolidated financial statements

                                   (Continued)

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

--------------------------------------------------------------------------------

                                                                             Nine Months Ended March 31,
                                                                             ---------------------------
                                                                                 2000          1999
                                                                              -----------   -----------
Effect of exchange rate changes on cash                                             3,357        65,002
                                                                              -----------   -----------

Net change in cash and cash equivalents                                         4,355,008   (19,922,350)

Cash and cash equivalents at beginning of period                                3,500,556    22,874,754
                                                                              -----------   -----------

Cash and cash equivalents at end of period                                    $ 7,855,564     2,952,404
                                                                              ===========   ===========


Supplemental disclosure of cash flow information:
     Interest paid                                                            $    88,029        78,978
     Income taxes paid                                                          4,886,828     7,428,969

     Noncash financing and investing activities:

     Stock issued for acquisition                                                    --         713,878

     Summary of assets acquired and liabilities assumed through acquisition:

             Cash and cash equivalents                                        $    64,162       531,475
             Receivables                                                          382,065     5,314,703
             Inventories                                                          480,191     3,378,652
             Deferred income taxes                                                   --        (105,638)
             Prepaid expenses and other current assets                               --         102,512
             Goodwill                                                                --      23,909,563
             Covenant not to compete                                                 --         200,000
             Property and equipment                                                80,500       556,258
             Accumulated depreciation                                             (66,481)         --
             Note payable - related party                                            --      (2,865,603)
             Note payable                                                         (75,060)         --
             Accounts payable                                                    (201,061)     (851,903)
             Accrued salaries                                                     (21,524)   (1,753,948)
             Accrued compensated absences                                            --         (82,225)
             Income taxes                                                            --      (1,888,522)
             Other current liabilities                                               --        (771,363)
             Common stock                                                            (100)         --
             Retained earnings                                                   (642,692)         --
                                                                              ===========   ===========

      See accompanying notes to condensed consolidated financial statements

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


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


2)   RECEIVABLES, NET

     Receivables, net consist of the following:

                                                                       March 31, 2000          June 30, 1999
                                                                       --------------          -------------
                  Accounts receivable                                    $ 25,552,350             22,205,155
                          Less: allowance for doubtful accounts              (700,051)              (763,047)
                                                                         ------------           ------------
                                                                         $ 24,852,299             21,442,108
                                                                         ============           ============


3)   INVENTORIES

     Inventories consist of the following:

                                                                       March 31, 2000            June 30, 1999
                                                                       --------------            -------------
                  Raw materials                                        $   15,631,018              7,598,642
                  Work in process                                           4,131,832              4,150,779
                  Finished goods                                            4,380,869              4,005,958
                                                                        -------------          -------------

                                                                       $   24,143,719             15,755,379
                                                                         ============           ============

4)   EARNINGS PER SHARE

     Net income per common share is based on weighted average shares outstanding. Net income per common share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

          A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                                                                       Nine Months Ended March 31
                                               ----------------------------------------------------------------------------
                                                                  2000                                  1999
                                               ----------------------------------------------------------------------------
                                                   Income         Shares     Per-Share   Income         Shares    Per-Share
                                                 (Numerator)   (Denominator)  Amount   (Numerator)   (Denominator) Amount
                                                 --------------------------------------------------------------------------
       NET INCOME PER COMMON SHARE
       Net Income                                $10,014,013      6,120,828    $1.64   $8,754,663      5,824,087    $1.50
                                                                               =====                                =====
       EFFECT OF DILUTIVE SECURITIES
       Dilutive options and warrants                   --           584,345                  --          344,663
                                                 -----------     ----------            ----------    -----------
       NET INCOME PER COMMON SHARE
       - ASSUMING DILUTION
       Net Income                                $10,014,013      6,705,173    $1.49   $8,754,663      6,168,750    $1.42
                                                                               =====                                =====

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (Continued)
                                   (Unaudited)


                                                                       Three Months Ended March 31
                                               ----------------------------------------------------------------------------
                                                                  2000                                  1999
                                               ----------------------------------------------------------------------------
                                                   Income         Shares     Per-Share   Income         Shares    Per-Share
                                                 (Numerator)   (Denominator)  Amount   (Numerator)   (Denominator) Amount
                                                 --------------------------------------------------------------------------
       NET INCOME PER COMMON SHARE
       Net Income                                $2,939,033       6,386,905    $0.46   $3,228,237      5,828,783    $0.55
                                                                               =====                                =====
       EFFECT OF DILUTIVE SECURITIES
       Dilutive options and warrants                  --            696,795                 --           334,882
                                                 ----------    ------------            ----------    -----------
       NET INCOME PER COMMON SHARE
       - ASSUMING DILUTION
       Net Income                                $2,939,033       7,083,700    $0.41   $3,228,237      6,163,665    $0.52
                                                                               =====                                =====

     For the nine and three months ended March 31, 2000 and 1999, options to purchase 175,432 and 922,771 shares and 4,396 and 429,400 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

5)   BUSINESS ACQUISITION

     On December 20, 1999, the Company acquired SciTech, Inc., a Madison, Wisconsin based designer and manufacturer of communications network I/O products based on PMC and PCI form factors. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax free reorganization for federal income tax purposes. Under the terms of the agreement, SciTech Inc.'s shareholders exchanged all outstanding shares of SciTech, Inc. stock for 174,863 shares of the Company's stock. SciTech, Inc. was subsequently merged into SBS Technologies, Inc., Communications Products ("Communications Products") (formerly SBS Technologies, Inc., Embedded PPC Products).

     SciTech, Inc.'s historical results do not have a material effect on combined financial position or results of operations, and as such, the financial position and results of operations of the Company and SciTech, Inc. are combined from October 1, 1999.

6)   COMPREHENSIVE INCOME

     Comprehensive income for the nine and three months ended March 31, 2000 was $8.3 million and $2.1 million, respectively. Comprehensive income for the nine and three months ended March 31, 1999 was $7.8 million and $1.9 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

7)   SEGMENT FINANCIAL DATA

     The Company operates internationally through three operating segments: the Communications Group, the Computer Group, and the Aerospace Group. The Communications Group was established this quarter and includes Communications Products and SBS Technologies, Inc. Industrial Computers which were included in the Computer Group prior to this time. OR Industrial Computers GmbH ("OR") and ORTEC Electronic Assembly GmbH ("ORTEC"), which were reported as the European Group previously, have been merged into the Computer Group, as their business is closely related to the processor and I/O product businesses and is now under the same management. These segments are based on the markets that are served, the products that are provided to those markets, and have managers who report directly to the chief operating decision-maker. Reportable segments for all periods have been reclassified to conform to the new segment reporting structure.

     The Company measures its segments' results of operations based on income before income taxes and minority interest and prior to allocation of corporate overhead expenses, substantially all amortization of goodwill and intangibles, corporate interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (Continued)
                                   (Unaudited)

                                                                                             Corporate
                                               Communications     Computer      Aerospace     and un-
                                                   Group           Group         Group       Allocated(1)   Other(2)      Total
                                       --------------------------------------------------------------------------------------------
    NINE MONTHS ENDED MARCH 31

Gross Sales                             2000   $ 28,428,142     42,098,183     20,497,096           --         --       91,023,421
Intersegment sales                                 (219,405)      (185,397)      (277,261)          --         --         (682,063)
                                                 ----------     ----------     ----------     ----------   ----------  -----------
    Sales to external customers                  28,208,737     41,912,786     20,219,835           --         --       90,341,358

Gross Sales                             1999     13,099,090     41,123,412     24,558,618           --         --       78,781,120
Intersegment sales                                 (212,692)      (131,318)      (112,052)          --         --         (456,062)
                                                 ----------     ----------     ----------     ----------   ----------  -----------
    Sales to external customers                  12,886,398     40,992,094     24,446,566           --         --       78,325,058

Segment profit (Income
before                                  2000      7,298,997      8,536,722      5,507,428     (6,148,964)      --       15,194,183
    taxes and minority
    interest)                           1999      2,482,261      9,416,595      8,494,676     (5,271,783)  (527,514)    14,594,235

  THREE MONTHS ENDED MARCH 31


Gross Sales                             2000     11,454,247     13,259,369      5,474,177           --         --       30,187,793
Intersegment sales                                  (98,113)       (92,929)      (108,114)          --         --         (299,156)
                                                 ----------     ----------     ----------     ----------   ----------  -----------
    Sales to external customers                  11,356,134     13,166,440      5,366,063           --         --       29,888,637

Gross Sales                             1999      5,154,202     13,969,208      7,868,273           --         --       26,991,683
Intersegment sales                                  (78,910)       (44,333)       (38,302)          --         --         (161,545)
                                                 ----------     ----------     ----------     ----------   ----------  -----------
    Sales to external customers                   5,075,292     13,924,875      7,829,971           --         --       26,830,138

Segment profit (Income
before                                  2000      3,352,537      2,046,548      1,124,126     (2,154,301)      --        4,368,910
    taxes and minority
    interest)                           1999      1,104,194      3,193,135      2,368,816     (1,702,585)      --        4,963,560

      MARCH 31

Total assets                            2000     22,496,484     22,518,859     10,759,750     50,266,115       --      106,041,208

                                        1999      8,060,238     22,884,101     11,339,970     49,037,545       --       91,321,854
                                                 ----------     ----------     ----------     ----------   ----------  -----------


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



8)   SUBSEQUENT EVENT

     On April 12, 2000, the Company completed the acquisition of SDL Communications, Inc. ("SDL") for $25.0 million in cash, subject to adjustment upon finalizing the closing balance sheet. The acquisition was funded with existing cash and a $20.0 million borrowing under the Company's Credit Agreement with Bank of America, N.A. Acquisition costs are estimated to be $2.0 million. SDL is a privately held company located in Easton, Massachusetts that specializes in the design, manufacture and sale of WAN I/O for the telecommunications and data communications markets. SDL designs, manufactures, and markets T1/EI, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI, and PMC form factors, and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. In addition, SDL's products support the operating systems most commonly used in communications, including Windows NT, Solaris, and VxWorks. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. In connection with the acquisition, the Company expects to record an approximate $4.0 million acquired in-process research and development charge. The remaining goodwill will be amortized over an approximate eight year period. For the year ended December 31, 1999, SDL had sales of $12.3 million and a loss before income taxes of $3.0 million (unaudited). The loss before income taxes includes a stock-based compensation charge as required by APB 25 of $4.5 million.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

SALES. For the nine-month period ended March 31, 2000, sales increased 15.3%, or $12.0 million, from $78.3 million for the nine-month period ended March 31, 1999, to $90.3 million. Of this 15.3% increase, sales contributed by the acquisition of SciTech, Inc. comprised 2.1%, and 13.2% was attributable to the Company's other product lines. Unit shipments increased within the Computer Group segment, primarily due to an increase in sales of the Group's computer processor products and general purpose I/O products, partially offset by pricing pressure, the negative impact of changes in exchange rates on sales, and a decrease in sales of the Group's computer connectivity and expansion unit products. Unit shipments increased among all product lines within the Communications Group, but the increase in unit shipments was also partially offset by pricing pressure. Unit shipments declined within the Aerospace Group compared to the nine-month period ended March 31, 1999, primarily due to a decline in large project bookings, declines in the commercial satellite and military markets which Telemetry serves, and a decline in major new aircraft development programs.

GROSS PROFIT. For the nine-month period ended March 31, 2000, gross profit increased 5.6%, or $2.6 million from $45.7 million for the nine-month period ended March 31, 1999, to $48.3 million. As expected, for the nine-month period ended March 31, 2000, gross profit as a percentage of sales decreased to 53.4% from 58.3% for the nine-month period ended March 31, 1999, primarily due to a higher percentage of sales of the Company's Communications Group products, which generally yield lower margins than the Company's other products, and lower margins experienced by the Computer Group and the Aerospace Group. Gross margins as a percentage of sales are expected to continue to decrease slightly, as the Company's lower margin production and systems business continues to be a larger portion of total sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the nine-month period ended March 31, 2000, selling, general and administrative (SG&A) expense increased 5.2%, or $928,000, from $17.8 million for the nine-month period ended March 31, 1999, to $18.7 million. This increase was primarily due to an increase in costs commensurate with the growth of the Communications Group and to the formation of SBS Technologies Europe GmbH, which markets Computer Group products outside of the United States. For the nine-month period ended March 31, 2000, SG&A expense as a percentage of sales decreased to 20.7% from 22.7% in the nine-month period ended March 31, 1999, as the increase in sales volume more than offset the increase in expense.

RESEARCH AND DEVELOPMENT EXPENSE. For the nine-month period ended March 31, 2000, research and development expense (R&D) increased 5.6%, or $599,000, from $10.6 million for the nine-month period ended March 31, 1999, to $11.2 million. This increase resulted primarily from increased investment in product development within the Communications Group, commensurate with the growth of the segment, partially offset by a reduction in costs within the Aerospace Group. For the nine-month period ended March 31, 2000, R&D expense as a percentage of sales decreased to 12.4% from 13.6% in the nine-month period ended March 31, 1999, as the increase in sales volume more than offset the increase in expense.

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

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Continued)

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

AMORTIZATION OF INTANGIBLE ASSETS. For the nine-month period ended March 31, 2000, amortization of intangible assets increased 16.1%, or $458,000, from $2.8 million for the nine-month period ended March 31, 1999, to $3.3 million. This increase was the result of the amortization of goodwill associated with the acquisition of SBS Technologies, Inc., Communications Products (formerly SBS Technologies, Inc., Embedded PPC Products) and the acquisition of the minority interest in OR and ORTEC in December of 1998, partially offset by the favorable impact of changes in exchange rates.

INTEREST INCOME, NET OF INTEREST EXPENSE. For the nine-month period ended March 31, 2000, interest income, net of interest expense increased 198.2%, or $181,000, from $91,000 for the nine-month period ended March 31, 1999, to $272,000. This increase was primarily due to an increase in interest income associated with amendments of prior years' tax returns for research and experimental tax credits, as well as the elimination of interest expense associated with the $10.4 million payment made in February 1999 for the remaining interest in OR and ORTEC.

FOREIGN EXCHANGE GAINS (LOSSES). For the nine-month period ended March 31, 2000, the $92,000 foreign exchange loss was primarily attributable to the change in exchange rates relating to interest payable on debt from the Company's foreign subsidiary. For the nine-month period ended March 31, 1999, the $612,000 foreign exchange gain was primarily attributable to the change in exchange rates between December 9, 1998 and February 28, 1999, relating to the note payable entered into on December 9, 1998 for DM 17.2 million paid on February 28, 1999 for the remaining interest in OR and ORTEC.

INCOME TAXES. For the nine-month period ended March 31, 2000 and the nine-month period ended March 31, 1999, income taxes represented an effective income tax rate of 34.1% and 37.0%, respectively. The decrease in the effective income tax rate was primarily due to U.S. tax planning strategies implemented by the Company, including minimization of the Company's tax liability related to debt between the Company and its foreign subsidiaries and increased use of the Company's foreign sales corporation.

EARNINGS PER SHARE. For the nine-month period ended March 31, 2000, net income per common share was $1.64 compared to $1.50 for the nine-month period ended March 31, 1999. For the nine-month period ended March 31, 2000, net income per common share assuming dilution was $1.49 compared to $1.42 for the nine-month period ended March 31, 1999.

REVIEW OF BUSINESS SEGMENTS

The Company is managed and operates through three operating segments: the Communications Group, the Computer Group and the Aerospace Group. The following is a discussion of sales to external customers and segment profit for each reportable segment. The Company does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with Company borrowing facilities, and acquired in-process research and development charges. This measure of segment profit described above is referred to herein as "Segment Profit."

COMMUNICATIONS GROUP

For the nine-month period ended March 31, 2000, Communications Group sales to external customers increased 118.9%, or $15.3 million, from $12.9 million for the nine-month period ended March 31, 1999 to $28.2 million. Of this 118.9% increase, sales contributed from the acquisition of SciTech, Inc. accounted for 12.7% of the increase. The balance of the increase, 106.2%, was primarily attributable to an increase in sales of the Group's industrial systems and enclosures products and PowerPC based processor products, partially offset by pricing pressure.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Continued)

For the nine-month period ended March 31, 2000, Communications Group segment profit increased 194.0%, or $4.8 million, from $2.5 million for the nine-month period ended March 31, 1999, to $7.3 million, primarily due to the increase in sales among the Group's product lines, partially offset by an increase in SG&A and R&D expenses commensurate with the growth of the segment. For the same reasons, segment profit as a percentage of sales increased from 19.3% for the nine-month period ended March 31, 1999 to 25.9% for the same period in 2000.

COMPUTER GROUP

For the nine-month period ended March 31, 2000, Computer Group sales to external customers increased 2.2%, or $921,000, from $41.0 million for the nine-month period ended March 31, 1999 to $41.9 million, primarily the result of an increase in sales of the Group's general purpose I/O products and computer processor products. This increase was partially offset by pricing pressure, the negative impact of changes in exchange rates on sales, and a decrease in sales of the Group's computer connectivity and expansion unit products, primarily the result of a decrease in inventory requirements from a large adapter customer and a decrease in export sales of adapters.

For the nine-month period ended March 31, 2000, Computer Group segment profit decreased 9.3%, or $880,000, from $9.4 million for the nine-month period ended March 31, 1999 to $8.5 million. This decrease was primarily due to a shift in sales to lower margin products and an increase in SG&A expense primarily associated with the formation of SBS Technologies Europe GmbH, which markets Computer Group products outside of the United States. For the same reasons, segment profit as a percentage of sales decreased from 23.0% for the nine-month period ended March 31, 1999 to 20.4% for the same period in 2000.

AEROSPACE GROUP

For the nine-month period ended March 31, 2000, Aerospace Group sales to external customers decreased 17.3%, or $4.2 million, from $24.4 million for the nine-month period ended March 31, 1999 to $20.2 million. This decrease was primarily the result of a decrease in sales of the Group's telemetry and avionics interface products, which have been impacted by declines in large project bookings and declines in the commercial satellite and military markets which Telemetry serves, as well as a decline in major new aircraft development programs.

For the nine-month period ended March 31, 2000, Aerospace Group segment profit decreased 35.2%, or $3.0 million, from $8.5 million for the nine-month period ended March 31, 1999 to $5.5 million. This decrease was primarily due to lower sales of the Group's telemetry and avionics interface product lines and a shift in sales mix to lower margin products, partially offset by reductions in R&D and SG&A expense. For the same reasons, segment profit as a percentage of sales decreased from 34.7% for the nine-month period ended March 31, 1999 to 27.2% for the same period in 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

SALES. For the three-month period ended March 31, 2000, sales increased 11.4%, or $3.1 million, from $26.8 million for the three-month period ended March 31, 1999, to $29.9 million. Of this 11.4% increase, sales contributed by the acquisition of SciTech, Inc. comprised 2.8%, and 8.6% was attributable to the Company's other product lines. Unit shipments increased among all product lines within the Communications Group segment, but this increase in volume was partially offset by pricing pressure. Unit shipments declined within the Computer Group, primarily the result of a decrease in sales of the Group's computer connectivity and expansion unit products and computer processor products, partially offset by an increase in sales of the Group's general purpose I/O products. The Computer Group also experienced pricing pressure during the quarter. Unit shipments declined within the Aerospace Group compared to the three-month period ended March 31, 1999, primarily due to a decline in large project bookings, declines in the commercial satellite and military markets which Telemetry serves, and a decline in major new aircraft development programs.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Continued)

GROSS PROFIT. For the three-month period ended March 31, 2000, gross profit increased 1.3%, or $196,000 from $15.4 million for the three-month period ended March 31, 1999, to $15.6 million. As expected, for the three-month period ended March 31, 2000, gross profit as a percentage of sales decreased to 52.1% from 57.3% for the three-month period ended March 31, 1999, primarily due to a higher percentage of sales of the Communications Group products, which generally yield lower margins than the Company's other products, and lower margins experienced by the Computer Group and the Aerospace Group. Gross margins as a percentage of sales are expected to continue to decrease slightly, as the Company's lower margin production and systems business continues to be a larger portion of total sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. For the three-month period ended March 31, 2000, selling, general and administrative (SG&A) expense increased 8.0%, or $479,000, from $6.0 million for the three-month period ended March 31, 1999, to $6.5 million. This increase was primarily due to an increase in costs commensurate with the growth of the Communications Group and to the formation of SBS Technologies Europe GmbH in July 1999, which markets Computer Group products outside of the United States. For the three-month period ended March 31, 2000, SG&A expense as a percentage of sales decreased to 21.6% from 22.3% in the three-month period ended March 31, 1999, as the increase in sales volume more than offset the increase in expense.

RESEARCH AND DEVELOPMENT EXPENSE. For the three-month period ended March 31, 2000, research and development expense (R&D) decreased 2.2%, or $83,000, from $3.8 million for the three-month period ended March 31, 1999, to $3.7 million. This decrease is primarily due to a reduction in costs within the Aerospace Group, partially offset by increased investment in product development within the Communications Group, commensurate with the growth of the segment. For the same reasons for the three-month period ended March 31, 2000, R&D expense as a percentage of sales decreased to 12.4% from 14.1% in the three-month period ended March 31, 1999.

AMORTIZATION OF INTANGIBLE ASSETS. For the three-month period ended March 31, 2000, amortization of intangible assets decreased $61,000, due to the favorable impact of changes in exchange rates.

INTEREST INCOME, NET OF INTEREST EXPENSE. For the three-month period ended March 31, 2000, interest income, net of interest expense increased $160,000, from $(62,000) for the three-month period ended March 31, 1999, to $98,000. This increase was primarily due to the elimination of interest expense associated with the $10.4 million payment made in February 1999 for the remaining interest in OR and ORTEC, and the elimination of interest expense associated with borrowings drawn under the Company's line of credit during the quarter ended March 31, 1999.

FOREIGN EXCHANGE GAINS (LOSSES). For the three-month period ended March 31, 2000, the $62,000 foreign exchange loss was primarily attributable to the change in exchange rates in the quarter ended March 31, 2000 relating to interest payable on debt from the Company's foreign subsidiary. For the three-month period ended March 31, 1999, the $554,000 foreign exchange gain was primarily attributable to the change in exchange rates between January 1, 1999 and February 29, 1999, relating to the note payable entered into on December 9, 1998 for DM 17.2 million paid on February 28, 1999 for the remaining interest in OR and ORTEC.

INCOME TAXES. For the three-month period ended March 31, 2000 and the three-month period ended March 31, 1999, income taxes represented an effective income tax rate of 32.7% and 35.0%, respectively. The decrease in the effective income tax rate was primarily due to U.S. tax planning strategies implemented by the Company, including minimization of the Company's tax liability related to debt between the Company and its foreign subsidiaries and increased use of the Company's foreign sales corporation.

EARNINGS PER SHARE. For the three-month period ended March 31, 2000, net income per common share was $0.46 compared to $0.55 for the three-month period ended March 31, 1999. For the three-month period ended March 31, 2000, net income per common share assuming dilution was $0.41 compared to $0.52 for the three-month period ended March 31, 1999.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Continued)

REVIEW OF BUSINESS SEGMENTS

The Company is managed and operates through three operating segments: the Communications Group, the Computer Group and the Aerospace Group. The following is a discussion of sales to external customers and segment profit for each reportable segment. The Company does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with Company borrowing facilities, and acquired in-process research and development charges. This measure of segment profit described above is referred to herein as "Segment Profit."

COMMUNICATIONS GROUP

For the three-month period ended March 31, 2000, Communications Group sales to external customers increased 123.8%, or $6.3 million, from $5.1 million for the three-month period ended March 31, 1999 to $11.4 million. Of this 123.8% increase, sales contributed by the acquisition of SciTech, Inc. accounted for 14.7% of the increase. The balance of the increase, 109.1%, was attributable to organic growth primarily resulting from an increase in sales of the Group's industrial systems and enclosures products and PowerPC based processor products, partially offset by pricing pressure.

For the three-month period ended March 31, 2000, Communications Group segment profit increased 203.6%, or $2.3 million, from $1.1 million for the three-month period ended March 31, 1999, to $3.4 million, primarily due to the increase in sales among the Group's product lines, partially offset by an increase in R&D and SG&A expenses commensurate with the growth of the segment. For the same reasons, segment profit as a percentage of sales increased from 21.8% for the three-month period ended March 31, 1999 to 29.5% for the same period in 2000.

COMPUTER GROUP

For the three-month period ended March 31, 2000, Computer Group sales to external customers decreased 5.4%, or $758,000, from $13.9 million for the three-month period ended March 31, 1999 to $13.2 million, primarily the result of a decrease in sales of the Group's computer connectivity and expansion unit products, which were affected by a decrease in inventory requirements from a large adapter customer and reduction in export sales of adapters, a decrease in sales of the Group's computer processor products, negative impacts of changes in exchange rates on sales, and pricing pressure, partially offset by an increase in sales of the Group's general purpose I/O products.

For the three-month period ended March 31, 2000, Computer Group segment profit decreased 35.9%, or $1.1 million, from $3.2 million for the three-month period ended March 31, 1999 to $2.0 million. This decrease was primarily due to the decrease in sales and a shift in sales mix to lower margin products, combined with an increase in SG&A expense associated with SBS Technologies Europe GmbH, which markets Computer Group products outside of the United States. For the same reasons, segment profit as a percentage of sales decreased from 22.9% for the three-month period ended March 31, 1999 to 15.5% for the same period in 2000.

AEROSPACE GROUP

For the three-month period ended March 31, 2000, Aerospace Group sales to external customers decreased 31.5%, or $2.5 million, from $7.8 million for the three-month period ended March 31, 1999 to $5.4 million. This decrease was primarily the result of a decrease in sales of the Group's telemetry and avionics interface products, which have been impacted by declines in the commercial satellite and military markets which Telemetry serves, as well as a decline in major new aircraft development programs.

For the three-month period ended March 31, 2000, Aerospace Group segment profit decreased 52.5%, or $1.2 million, from $2.4 million for the three-month period ended March 31, 1999 to $1.1 million. This decrease is primarily due to lower sales of the Group's telemetry and avionics interface product lines and a shift in sales mix to lower margin products, partially offset by a reductions in R&D and SG&A expense. For the same reasons, segment profit as a percentage of sales decreased from 30.3% for the three-month period ended March 31, 1999 to 20.9% for the same period in 2000.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $7.9 million at March 31, 2000, an increase of $4.4 million from June 30, 1999. This increase was the result of $1.5 million of cash flow from operations and $7.3 million from the exercise of stock options and warrants, partially offset by $1.5 million of expenditures for capital equipment, $4.0 million of payments on the Company's notes payable, $1.4 million of payments to the former shareholder of OR, and $0.4 million of dividends paid to the former shareholders of SciTech, Inc., in conjunction with the pooling of interests agreement dated December 20, 1999. The Company's growth during the nine-month period ended March 31, 2000 caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. The exercise of stock options reduced the Company's tax liability.

On December 1, 1998, the Company entered into a $15.0 million Credit Agreement ("Agreement") with Bank of America, N.A. ("Lender"), formerly NationsBank, N.A. The Agreement expired on November 30, 1999, but was modified to extend the expiration date to January 31, 2000. Effective January 31, 2000, the Agreement was renewed and modified, allowing for $25.0 million of borrowings with an expiration date of November 30, 2001. Effective March 31, 2000, the Agreement was modified, allowing for $30.0 million of borrowings with an expiration date of March 31, 2001. The Agreement also amends the Tangible Net Worth covenant whereby stockholders' equity less the net book value of intangible assets and unamortized debt discount and expenses cannot be less than $30.0 million plus 75% of the cumulative consolidated net income for each calendar quarter commencing on October 1, 1998, through the quarter of measurement, plus 75% of the amount of any proceeds received from the issuance of any additional shares of stock or other equity instruments, reduced by $8,000,000. Additionally, in consideration of the increase in the available commitment and other modifications, the Agreement was modified to include a pledge of the Company's accounts receivable and inventory as collateral. As of March 31, 2000, there were no borrowings drawn on the Agreement, and the Company was in compliance with all of the covenants of the agreement. On April 12, 2000, the Company borrowed $20.0 million to finance the acquisition of SDL Communications, Inc. (See "Subsequent Event" below). Management believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance the Company's current operations and capital expenditures, excluding acquisitions, for the next twelve months. At March 31, 2000, there were no material outstanding commitments for capital expenditures.

For the nine-month period ended March 31, 2000, there was no significant impact from inflation. However, changing prices impacted the Company's sales and income from operations (see "Results of Operations" above).

SUBSEQUENT EVENT

On April 12, 2000, the Company completed the acquisition of SDL Communications, Inc. ("SDL") for $25.0 million in cash, subject to adjustment upon finalizing the closing balance sheet. The acquisition was funded with existing cash and a $20.0 million borrowing under the Company's Credit Agreement with Bank of America, N.A. Acquisition costs are estimated to be $2.0 million. SDL is a privately held company located in Easton, Massachusetts that specializes in the design, manufacture and sale of WAN I/O for the telecommunications and data communications markets. SDL designs, manufactures, and markets T1/EI, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI, and PMC form factors, and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. In addition, SDL's products support the operating systems most commonly used in communications, including Windows NT, Solaris, and VxWorks. The acquisition will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values. In connection with the acquisition, the Company expects to record an approximate $4.0 million acquired in-process research and development charge. The remaining goodwill will be amortized over an approximate eight year period. For the year ended December 31, 1999, SDL had sales of $12.3 million and a loss before income taxes of $3.0 million (unaudited). The loss before income taxes includes a stock-based compensation charge as required by APB 25 of $4.5 million. Excluding the stock-based compensation charge, income before income taxes for the period ended December 31, 1999 would have been $1.5 million.

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000
                                   (Continued)

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

NEW ACCOUNTING STANDARDS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS 133, as amended, are effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not determined the financial impact of adopting SFAS 133 to date.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults by the Company upon its Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

                  03.i    (1)       Articles of Incorporation, as amended.
                  03.ii   (1)       Bylaws, as amended.
                  10.at   (1)       Second Modification of Credit Agreement,
                                    Guaranty Agreements and Related Loan
                                    Documents, between SBS Technologies, Inc.,
                                    and Bank of America, N.A., formerly
                                    NationsBank, N.A., and the Subsidiaries of
                                    SBS Technologies, Inc. dated March 31, 2000.
                  10.au   (1)       Second Amended and Restated Revolving
                                    Promissory Note, between SBS Technologies,
                                    Inc., and Bank of America, N.A., formerly
                                    NationsBank, N.A., dated March 31, 2000.
                  10.av   (1)       Supplement I to Loan Documents, made and
                                    executed as of April 14, 2000 by SBS
                                    Technologies, Inc., and SDL Communications,
                                    Inc.
                  10.aw   (1)       Security Agreement, entered into as of
                                    March 31, 2000, by SBS Technologies, Inc.
                                    and all Subsidiaries of SBS Technologies, Inc., in favor of Bank of America, N.A., formerly NationsBank, N.A.
                  27.               Financial Data Schedule


          (b) Reports on Form 8-K - On March 22, 2000, the Company filed Form 8-K relating to the issuance of a news release with respect to its expected financial results. On April 26, 2000, the Company filed Form 8-K relating to the acquisition of all of the outstanding shares of SDL Communications, Inc. on April 12, 2000.



          (1)  See Exhibit Index on Page 19

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SBS TECHNOLOGIES, INC.



Date:  May 12, 2000                   /s/ Christopher J. Amenson
                                      ----------------------------
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      and President




Date:  May 12, 2000                   /s/ James E. Dixon, Jr.
                                      -------------------------
                                      Vice President,
                                      Finance and Administration;
                                      Chief Financial Officer and
                                      Treasurer

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number       Description                                                               Method of Filing
--------------       -------------------------------------------------------------      -----------------------------
03.i  (1)            Articles of Incorporation, as amended.                                       --

03.ii (2)            Bylaws, as amended.                                                          --

10.at                Second Modification of Credit Agreement, Guaranty Agreements
                     and Related Loan Documents, between SBS Technologies, Inc., and Bank of America, N.A., formerly NationsBank, N.A.,
                     and the Subsidiaries of SBS Technologies, Inc. dated
                     March 31, 2000.                                                    Filed herewith electronically

10.au                Second Amended and Restated Revolving Promissory Note,
                     between SBS Technologies, Inc. and Bank of America, N.A.,
                     dated March 31, 2000.                                              Filed herewith electronically

10.av                Supplement I to Loan Documents, made and executed as of
                     April 14, 2000, by SBS Technologies, Inc., and SDL
                     Communications, Inc.                                               Filed herewith electronically

10.aw                Security Agreement, entered into as of March 31, 2000, by
                     SBS Technologies, Inc., and all Subsidiaries of SBS SBS
                     Technologies, Inc., in favor of Bank of America, N.A.
                     Formerly NationsBank, N.A.                                         Filed herewith electronically

27.                  Financial Data Schedule                                            Filed herewith electronically


(1) Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(2) Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.