Form 10-K
period 2000-06-30
SBS TECHNOLOGIES INC
filed 2000-09-22
CIK 880208

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
          JUNE 30, 2000 OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10981
                            ------------------------

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

                              TITLE OF EACH CLASS
                           COMMON STOCK, NO PAR VALUE
                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/    No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 1, 2000 as reported on The Nasdaq Stock Market-Registered Trademark-was approximately $264,280,629. Shares of Common Stock held by each officer and director as of August 16, 2000 and by each person who owns 5% or more of the outstanding Common Stock according to filings with the Securities and Exchange Commission dated June 30, 2000 have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of September 1, 2000, Registrant had 13,554,998 shares of Common Stock outstanding (adjusted for the two-for-one stock-split declared August 18, 2000 and payable September 20, 2000)

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following documents are incorporated by reference into
Part III of this Form 10-K Report: (1) Definitive Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders to be held November 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     SBS TECHNOLOGIES INC. AND SUBSIDIARIES

                   FORM 10-K FOR THE YEAR ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I

          Item 1.       Business....................................................      1

          Item 2.       Facilities..................................................     14

          Item 3.       Legal Proceedings...........................................     15

          Item 4.       Submission of Matters to a Vote of Security Holders.........     15

PART II

          Item 5.       Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     16

          Item 6.       Selected Financial Data.....................................     17

          Item 7.       Management's Discussion and Analysis of Consolidated
                        Financial Condition and Results of Operations...............     18

          Item 7a.      Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     32

          Item 8.       Financial Statements and Supplementary Data.................     32

                        Independent Auditors' Report................................     33

                        Consolidated Balance Sheets.................................     34

                        Consolidated Statements of Operations.......................     35

                        Consolidated Statements of Changes in Stockholders'
                        Equity......................................................     36

                        Consolidated Statements of Cash Flows.......................     37

                        Notes To Consolidated Financial Statements..................     39

          Item 9.       Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     55

PART III

          Items 10-13.  (Incorporated by reference to the Company's definitive proxy
                        statement)..................................................     55

PART IV

          Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     57

                        Signatures..................................................     58

                        Independent Auditors' Report................................     59

                        Schedule II--Valuation and Qualifying Accounts..............     60

                        Index to Exhibits...........................................     61

                                     PART I

ITEM 1.  BUSINESS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND SBS' FINANCIAL STATEMENTS AND NOTES THERETO. STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT SBS OR MANAGEMENT INTENDS, EXPECTS, PROJECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ASSESSMENTS MADE BY MANAGEMENT OF SBS IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES TO BE APPROPRIATE. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE ALSO SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, SUPPLY AND DEMAND, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING SBS' OPERATIONS, MARKETS, PRODUCTS, SERVICES, PRICES, AND OTHER RISK FACTORS LISTED IN THIS 10-K. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ACTUAL RESULTS; DEVELOPMENTS AND BUSINESS DECISIONS MAY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

INTRODUCTION

    SBS Technologies, Inc. ("SBS") is a leading designer and manufacturer of open-architecture, standard bus embedded computer components that system designers can easily utilize to create a custom solution specific to the user's unique application. SBS embedded computer components are used in OEM applications such as telecommunications base stations and routers, medical imaging machines, automation and control equipment, and aerospace devices. SBS has three operating segments: the Communications Group, the Computer Group, and the Aerospace Group. SBS' product lines include CPU
(Pentium-Registered Trademark- and PowerPC-TM-) boards, input/output ("I/O") modules, avionics modules and analyzers, computer connectivity products, expansion units, real-time networks, telemetry boards, DIN-rail embedded PCs, and industrial-grade computers. It is SBS' objective to continue to capitalize on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. SBS has grown, and intends to continue to do so, through a combination of internal growth and acquisitions. SBS achieves internal growth by expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

    On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, payable on September 20, 2000. All references to net income per common share, net income per common share--assuming dilution, common stock, and stockholders' equity have been restated as if the stock split occurred as of the earliest period presented.

    SBS entered the embedded computer market in 1988 with the development of its avionics interface board, which is used in ground-based avionics systems development and test applications. Today SBS is a leading provider of MIL-STD-1553 and ARINC 429/575 interface modules and bus analysis systems for military, space and commercial avionics applications. SBS' products are the industry standard for quality and innovation and have been selected for major military programs, including the F-22, F-16, and B-2 aircraft, as well as in aerospace projects such as the International Space Station.

    In 1992, SBS added a second embedded computer product line with the acquisition of SBS Technologies, Inc., Telemetry and Communications Products (formerly Berg Systems International) ("Telemetry"), a developer of telemetry interface circuit boards. Telemetry provides open architecture telemetry boards for aircraft, spacecraft, and launch-vehicle telemetry programs. Telemetry pioneered the concept of single-board telemetry solutions nearly a decade ago. The product line currently consists of telemetry receivers, downconverters, BPSK/QPSK modems, bit synchronizers, PCM decommutators, and PCM simulators. Telemetry was merged into SBS effective June 23, 2000.

    In 1995, SBS added a third embedded computer product line with the acquisition of SBS Technologies, Inc., Modular I/O (formerly GreenSpring Computer Corporation) ("Modular I/O"). Modular I/O designs, manufactures and markets modular I/O solutions using mezzanine standards such as IndustryPack-Registered Trademark-, PC-MIP-TM-, and PMC for use with PCI, CompactPCI, VME, ISA, STD32, PC/104 and stand-alone embedded platforms. Currently, Modular I/O offers over 125 I/O modules for communications applications, network interface, video controller, digital I/O, analog I/O, motion control, field bus, temperature measurement and memory applications. In addition, Modular I/O has a line of conduction cooled mezzanine I/O boards for use in non-air cooled, rugged environments.

    In August 1996, SBS acquired SBS Technologies, Inc., Embedded Computers (formerly Logical Design Group, Inc.) ("Embedded Computers"), a manufacturer of Intel processor-based CPU boards. This acquisition positioned SBS to take advantage of the growth in the use of both Intel processors and Microsoft software in the embedded computer market that utilizes the VME computer bus architecture.

    In November 1996, SBS acquired SBS Technologies, Inc., Connectivity Products (formerly Bit 3 Computer Corporation) ("Connectivity Products"), a provider of high-performance, low latency bus connectivity products that include bus-to-bus adapters, bus expansion units, and real-time coherent memory networks designed to operate in the most demanding applications.

    SBS Technologies, Inc., Industrial Computers (formerly Micro
Alliance, Inc.) ("Industrial Computers") was added in November 1997 and specializes in the design and manufacture of rugged, special-purpose PC, and CompactPCI industrial and telecommunications platforms, enclosures and turnkey systems. It offers a variety of Intel and PowerPC CPU boards and system enclosures, including rackmount, benchtop, workstation and portable systems.

    On July 1, 1998, SBS acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR Industrial Computers GmbH ("OR"), a leading European designer of CPU boards utilized in a wide range of embedded computer applications. Based in Augsburg, Germany, OR designs, manufactures and markets CPU boards based on Intel computer architecture available in the VME, CompactPCI, and PCCompact form factors, as well as VME CPU boards based on the Motorola 680X0 series processors and a series of computer I/O boards. As part of this acquisition, SBS acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC Electronic Assembly GmbH, ("ORTEC") based in Mindelheim, Germany, a related company which manufactures OR's commercial products and electronic products for other customers. SBS also acquired, through its wholly-owned subsidiary Embedded Computers, based in Raleigh, NC, 100% of the shares of OR Computers, Inc., which was the U.S. marketing support organization for the OR product line and was subsequently merged into Embedded Computers. SBS purchased the remaining shares in OR and ORTEC in December 1998.

    On August 12, 1998, SBS purchased 100% of the outstanding shares of SBS Technologies, Inc., Communications Products (formerly V-I Computer) ("Communications Products"). Based in Carlsbad, California, Communications Products designs, manufactures and markets CPU boards based on the PowerPC processor for embedded computer applications based on the VME, CompactPCI, PMC and standalone bus architecture standards.

    On December 20, 1999, SBS acquired SciTech, Inc. ("SciTech"), a Madison, Wisconsin based designer and manufacturer of communications network I/O products based on PMC and PCI form factors. SciTech was subsequently merged into Communications Products.

    On April 12, 2000, SBS purchased 100% of the outstanding shares of SDL Communications, Inc. ("SDL"). Based in Mansfield, Massachusetts, SDL specializes in WAN I/O for the telecommunications and data communications market. SDL designs, manufactures and markets T1/E1, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI and PMC form factors and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. SDL's products support the operating systems most commonly used in communications applications.

    SBS was incorporated in New Mexico in November 1986 and began operations in September 1987. SBS' executive offices are located at 2400 Louisiana Boulevard, NE, AFC Building 5, Suite 600, Albuquerque, New Mexico, 87110, and its telephone number is (505) 875-0600. References to "SBS" are to SBS Technologies, Inc. and its consolidated subsidiaries. As of June 30, 2000, SBS had seven subsidiaries:
Modular I/O, Embedded Computers, Connectivity Products, Industrial Computers, Communications Products, SDL and SBS Technologies, Inc. Foreign Holding Company. SBS Technologies Holding GmbH is a subsidiary of SBS Technologies, Inc. Foreign Holding Company. ORTEC is a subsidiary of SBS Technologies Holding GmbH. In
June 1999, SBS formed, through SBS Technologies Holding GmbH, SBS Technologies Europe GmbH, to function as a sales and marketing agent in Europe. In August, 1999, SBS formed a partnership between SBS Technologies Holding GmbH, OR, and the newly formed general partner, SBS OR Computers Verwaltungs GmbH.

    IndustryPack-Registered Trademark- is a registered trademark of SBS. PC-MIP-TM- is a trademark of MEN Micro, Inc. of Carrollton, Texas, and SBS Technologies, Inc. SBS has filed trademark applications for K2, Denali, Cascade, Palomar, Omnispan, Reliaspan, and dataBLIZZARD. All other trademarks or tradenames referred to in this document are the property of their respective owners.

SBS' OPERATING SEGMENTS AND PRODUCTS

    The Company operates internationally through three operating segments, the Communications Group, the Computer Group, and the Aerospace Group. These segments are based on the markets that are served, the products that are provided to those markets, and have managers who report directly to the chief operating decision-maker. The Company designs and manufacturers a wide range of products divided into general-purpose products, marketed and sold primarily by the Communications Group and the Computer Group, and special purpose products, marketed and sold primarily by the Aerospace Group.

COMMUNICATIONS GROUP PRODUCTS

    The Communications Group designs, manufactures and markets high performance OEM telecommunications platforms and sub-systems that provide complete WAN interface and enabling communications software protocol support for CompactPCI, PMC and PCI form factors. The Communications Group's telecommunication platforms target fault-tolerant capability and feature WAN interfaces supporting T1/E1, T3/E3, HSSI, and OC3. The Communications Group's OEM platforms based on the Intel and PowerPC CPU architecture enable the convergence of voice, video and data using protocols such as PPP, Frame Relay, ATM and SS7. The Communications Group provides OEM sub-system telecommunications products for CompactPCI, PMC and PCI including stand-alone single board computers, WAN adapters, enclosures, and systems. In fiscal years 2000, 1999 and 1998, sales of these products comprised approximately 34.3%, 18.2%, and 6.5%, respectively, of SBS' total sales. As of September 1, 2000, 1999 and 1998, backlog orders were $40.0 million, $6.8 million and $2.8 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

COMPUTER GROUP PRODUCTS

    The Computer Group designs, manufactures and markets open-architecture computer components and systems for CompactPCI, PCI, PMC, VME, and PC/104 standard bus architectures. The Computer Group's product lines include Intel and PowerPC architecture CPU boards, serial and networking modules, analog and digital I/O modules, computer interconnection and expansion units, and complete computer systems. These products support OEM applications in communications, industrial automation, medical imaging, military and aerospace, and the general embedded computer market. In fiscal years 2000, 1999 and 1998, sales of these products comprised approximately 45.3%, 51.7% and 54.3%, respectively, of SBS' total sales. As of September 1, 2000, 1999 and 1998, backlog of orders were

$18.8 million, $10.4 million and $4.7 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

AEROSPACE GROUP PRODUCTS

    The Aerospace Group's avionics products interface an embedded computer system with the MIL-STD-1553 avionics bus or analyze the performance of the bus used in a wide variety of military and space applications including aircraft, missiles, ground vehicles, the International Space Station, the Space Shuttle and naval vessels. Over the past several years, the Company has expanded its product line to include ruggedized interface products that are used in operational systems, and monitor and test systems that can be used as diagnostic tools for operational systems. The Aerospace Group's telemetry interface products allow computers to receive, interpret and process telemetry data. Telemetry is often used to transmit data from an object under test, such as an aircraft, to a receiving station while the test is underway. This allows engineers to monitor test performance in real time, often decreasing total test costs and enhancing test safety. Use of this technology has expanded to include continuous monitoring of remote sites and transmission of digital data from satellites to the earth. The Aerospace Group pioneered the concept of using boards specially designed for telemetry interface, which would be added to standard ground station computers. The Aerospace Group has expanded its product offerings to include specialized equipment designed to receive and process satellite data. In fiscal years 2000, 1999 and 1998, sales of these products comprised approximately 20.4%, 30.1% and 39.2%, respectively, of the Company's total sales. As of September 1, 2000, 1999, and 1998, backlog orders were $5.7 million, $3.5 million and $3.4 million, respectively. All backlog orders are expected to be filled within the current fiscal year.

SEGMENT FINANCIAL DATA

    See Notes 13 and 14 to SBS' Consolidated Financial Statements for information about SBS' industry segments, geographic areas, and major customers.

CUSTOMERS AND APPLICATIONS

    SBS' broad range of products support a wide range of applications. In fiscal 2000, 1999 and 1998, no one customer exceeded 10% of SBS' sales. The following table highlights, by operating segment, some of SBS' representative customers and their applications utilizing SBS' products.

COMMUNICATIONS GROUP

APPLICATION                          CUSTOMER                             PRODUCT
-----------                          --------                             -------
Base Station Controllers             Ericsson                             CPU
Optical Switch                       Cienna                               CPU
Terabit Router                       Avici                                CPU
Router                               Lucent                               I/O
Networking                           Motorola                             I/O
Network Security Appliance           Nokia                                WAN I/O
Network Switching Platform           Netrix                               Systems
Network Monitoring                   Netscout                             WAN I/O
Network Test Equipment               GN Nettest                           CPU
DSL Equipment                        Tollbridge                           CPU, I/O
Voice over IP                        Nortel                               WAN I/O
Network Monitoring                   Network Associates                   WAN I/O
Router                               Virtual Access                       WAN I/O
Intrusive Network Monitoring         Visual Networks                      WAN I/O

COMPUTER GROUP

APPLICATION                          CUSTOMER                             PRODUCT
-----------                          --------                             -------
Aircraft Simulation                  FlightSafety International           I/O, Connectivity
Color Proof Copier                   Eastman Kodak                        I/O
Currency Inspection System           Currency Systems                     CPU
DVD Authoring                        Sonic Solutions                      Expansion Units
Library Material Flow                3M                                   Systems
  Management
License Plate Readers                Perceptics                           Connectivity
Nuclear Measurement System           Aquila                               CPU
Semiconductor Mfg Equipment          Delta Design                         I/O
Semiconductor Mfg Equipment          Applied Materials                    I/O, CPU
Semiconductor Mfg Equipment          Silicon Valley Group                 CPU
Semiconductor Mfg Equipment          GSI Lumonics                         Connectivity
Semiconductor Mfg Equipment          Lamm Research                        I/O
MRI Imaging                          Accuimage                            Connectivity
Turbine Control System               GE Motors                            CPU
Automotive Brake Tester              Burke Porter Machinery               CPU
Automotive Painting Systems          Behr Systems                         Connectivity
Nuclear Power Plant Controls         Bechtel Bettis                       Connectivity
Factory Automation                   General Electric                     CPU
Programmable Logic Controller        Reliance Electric                    Connectivity
CT/MRI                               Toshiba Medical                      Connectivity &
                                                                            Expansion Units
DNA Analyzer                         Applied Biosystems                   CPU
Electronic Scanning Microscopes      EDAX                                 Expansion Units
MRI                                  GE Medical                           Connectivity &
                                                                            Expansion Units
MRI                                  Hitachi Medical                      Connectivity
ABL                                  Raytheon                             I/O
Medical Imaging                      Advent Cable Technologies            Connectivity
Rocket Launch Controller             Orbital Sciences                     CPU
Extruder                             Krauss Maffei                        CPU
Test & Measurement                   Celerity Systems                     CPU
Sonar System                         STN Atlas                            CPU
Simulation & Radar                   Compaq Tandem                        Connectivity
Flight Equipment                     BAE Systems Aerospace                CPU
Communications Test                  Celerity Systems                     CPU
  Equipment
Air Traffic Control                  Litton                               CPU
Medical Imaging                      Elscint                              Expansion Units
Wafer Assembly                       ETEC Systems                         Connectivity
Communications Testing               NSA                                  CPU
Electron Microscopy                  JOEL                                 Connectivity
Medical Imaging                      Siemens                              Expansion Units
Semiconductor Manufacturing          KLA Tencor                           CPU
Military Ground Vehicles             Litton                               I/O
Mini-DAMA                            Titan Linkabit                       I/O
Machine Control                      Electro Scientific                   Systems
Automotive Test Systems              DaimlerChrysler                      CPU

APPLICATION                          CUSTOMER                             PRODUCT
-----------                          --------                             -------
Automated Plasma Processing Systems  Unaxis                               Systems
Space Station On-Board               Matra Marconi Space                  CPU
  Computers

AEROSPACE GROUP

APPLICATION                          CUSTOMER                             PRODUCT
-----------                          --------                             -------
Avionics Test Stands                 Aerospatiale                         Avionics
Communications Satellite             TRW                                  Telemetry
  Testing
Joint Strike Fighter                 Boeing                               Avionics
Military Ground Vehicles             General Dynamics                     Avionics
Test Equipment                       Litton                               Avionics
Ariane V Test Support                Lockheed Martin                      Telemetry
B-2 Flight Testing                   Northrop Grumman                     Telemetry
C-17 Aircraft Testing & Flight       Boeing                               Avionics
  Equipment
F-14                                 Northrop Grumman                     Avionics
F-14, F-15, F-16                     U.S. Government                      Avionics
F-16, F22, C-130                     Lockheed Martin                      Avionics
Flight Test/Satellite Integration &  Boeing                               Telemetry
  Test
Flight Test/Shuttle Command Launch   NASA                                 Telemetry
  Control System
Test Equipment                       BAE Systems Aerospace                Avionics
Military Satellite Telemetry         Lockheed Martin                      Telemetry
  Tracking & Control/Missile Test
J Stars                              Northrop Grumman                     Avionics
Missile Systems, F-15, F-18          Raytheon                             Avionics
Missile Test                         Raytheon                             Telemetry
Missile and Aircraft Test            NAWC                                 Telemetry
Missile and Aircraft Test            Lockheed Martin                      Telemetry
Missile and Aircraft Test            Boeing                               Telemetry
Flight Simulation                    Applied Dynamics                     Telemetry
Satellite Telemetry Tracking &       Real Time Logic                      Telemetry
  Control/ Satellite Integration
  Test
Helicopter Test & Simulation         Sikorsky                             Avionics
SBIRS Ground Stations                Lockheed Martin                      Telemetry
V-22 Test Support                    Bell Helicopter                      Avionics
Military Ground Vehicles             United Defense                       Avionics
Commercial Avionics System Test      Honeywell                            Avionics

SALES AND MARKETING

    SBS markets its products both domestically and internationally utilizing a combination of direct employee sales personnel, independent manufacturers' representatives and distributors. As of September 1, 2000, SBS had 114 employees, who typically hold engineering degrees, in sales, marketing and customer relations, 22 U.S. based independent manufacturers' representatives and 50 distributors located outside the U.S. The Computer Group and Aerospace Group have a common sales force, separate from the Communications Group sales force, each supporting its respective product lines, although employee sales personnel are educated about each of SBS' product lines and refer opportunities to appropriate product line managers. Primary sales methods vary among SBS' operating segments. The Aerospace Group products generally have the most complex applications and leads are generally identified and sales closed by field sales personnel or independent manufacturers' representatives. In the case of the Computer Group and Communications Group, sales in the United States are either closed by the respective Group's sales force or independent manufacturers' representatives, or are the result of catalog sales. Internationally, sales are either closed by the respective Group's direct sales employees or received directly from a distributor, although all quoting, pricing and final order acceptance of international sales of United States built products is controlled domestically. In each of the SBS' operating segments, sales employees generally pursue "design in" applications where the SBS' products are included as part of a system.

    SBS maintains its primary sales offices in Albuquerque, New Mexico for its avionics interface and telemetry products, in Raleigh, North Carolina, Augsburg, Germany, Newark, California, and St. Paul, Minnesota for its CPU products, modular I/O products, and computer connectivity and expansion unit products, and in Carlsbad, California and Mansfield, Massachusetts for its CPU processor boards, WAN I/O, network I/O, and computer systems and enclosures. SBS' domestic field sales employees are located throughout the United States. SBS also maintains international sales offices in the United Kingdom, Germany and Sweden. Sales and sales leads are generated through a range of activities, including direct sales calls, identification of participants in key defense and government related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications, and SBS' web site on the Internet.

RESEARCH AND DEVELOPMENT

    SBS invests in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of September 1, 2000, SBS had approximately 153 employees engaged in research and development activities. Of these employees, 71 have technical degrees and 32 have advanced degrees. SBS seeks to combine special-purpose hardware, firmware and software in its products to provide its customers with the desired functionality. SBS' research and development expense was $15.9 million, $14.4 million and $8.0 million in fiscal 2000, 1999 and 1998, respectively, corresponding to 12.5%, 13.5% and 10.8% of sales, respectively.

    During fiscal 2000, research and development efforts continued in each of SBS' operating segments.

    The Communications Group's research and development efforts concentrated on developing next generation products for the telecommunications market. This included standard and custom communications controllers based on the PowerPC 750 and 8260 microprocessors, an intelligent 24 port Ethernet switch, multiple port T1/E1 interface modules, OC-3 transition modules and high availability systems and associated controllers and alarm modules. The Communications Group also invested in the development of a next generation WAN engine which allows for modularity and scalability over the high bandwidth broadband spectrum at speeds up to OC-3, serving applications such as ATM switches, integrated access devices and optical switching platforms. In addition, the Communications Group developed a next generation high-density WAN interface I/O module for computer telephony and voice-over-IP applications and a cost reduced T/3 WAN interface module to serve applications such as remote access devices, high-end routers, and VPN gateways to public and private networks.

    The Computer Group's research and development efforts concentrated on evolutionary improvement of existing technology targeted at the commercial/industrial and military sectors of the embedded computer market. Research and development efforts of the Computer Group's processor products focused on evolutionary improvement of its Intel-based CPU product line. The Computer Group made significant enhancements to its bus adapter and PCI expansion product offerings. The bus adapter product line was significantly enhanced with new features specifically targeting applications for connecting systems based upon PCI bus architecture. The result of these developments was the introduction of the dataBlizzard family of high bandwidth connectivity products. The PCI expansion products added 64-bit capability with the release of the Omnispan line of expansion systems and included improvements in the cable interface allowing for greater cable distances between the host computer and the expansion chassis. Also, the Computer Group introduced the Reliaspan family of Compact PCI expansion systems that include features required for high availability server applications. The Computer Group also introduced new serial I/O and Ethernet products. The new serial I/O products offer increased data throughput and are being deployed by customers building wireless base station equipment, central office switches, and high-speed communications for factory floor applications. During the year, the Computer Group broadened its offering of PC-MIP products with the introduction of eleven new modules.

    The Aerospace Group's research and development efforts concentrated on evolutionary product enhancements. A new high-end avionics interface module was developed to take advantage of the latest technology providing more performance and flexibility to the end user. In addition, the Aerospace Group continued to redesign many of its existing products, traditionally used in laboratory and test environments, for use in rugged and conduction-cooled environments.

    SBS cannot assure that it will be successful in developing and bringing to market any products as a result of its research and development efforts.

SUPPLIERS

    SBS uses contract manufacturing to produce substantially all of its U. S. built board-level products. SBS obtains parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provides these parts and boards as kits to contract manufacturing companies that fabricate SBS' products. Following manufacturing, SBS performs test, packaging and support functions for its products. SBS reduces dependence on a particular contract manufacturer by using multiple contract manufacturers for each of SBS' product lines. However, SBS may choose in the future to consolidate its contract manufacturing to gain economies of scale and to shift its inventory control to the contract manufacturer. If SBS did this it would become increasingly dependent on a smaller number of manufacturers for the continued timely and efficient production of all of its inventory. SBS' industrial computer systems and enclosure business purchases all components from third party vendors. SBS performs all assembly, test, packaging and support functions for these products.

    SBS' German operation manufactures approximately 90% of its board-level products at its Mindelheim facility, using contract manufacturing for the balance, in order to meet certain rugged and military applications.

    Many of SBS' products consist in part of state-of-the-art digital electronic components. SBS is dependent upon third parties for the continuing supply of many of these components. Some of the components are obtained from a sole supplier or a limited number of suppliers, for which alternate sources may be difficult to locate. SBS has experienced and expects to continue to experience component part shortages. In order to help prevent shortages of critical components, SBS has begun to build inventory of these components. To date, the shortages have had minimal impact on SBS' results of operations. Moreover, suppliers may discontinue or upgrade some of the products incorporated into SBS' products, which could require SBS to redesign a product to incorporate newer or alternative technology. Although SBS believes that it has arranged for an adequate supply of components to meet short-term requirements, SBS does not have contracts for all components which assure availability and price. However, SBS has negotiated cash discount terms for prompt payment. If sufficient components are not available when SBS needs them, SBS' product shipments could be delayed, which could affect SBS' sales during certain periods as well as lead to customer dissatisfaction. If enough components are not available, SBS might have to pay premiums for parts in order to make shipment deadlines. Paying premiums for parts would lower or eliminate SBS' profit margin, or cause SBS to increase its inventory of scarce parts and thus affect SBS' cash flow. There is no assurance that SBS will continue to be able to obtain all of the components it requires or that the price of certain components in short supply will not materially and adversely affect its business, financial condition or results of operations.

COMPETITION

    The standard bus embedded computer industry is highly-competitive and fragmented, and SBS' competitors differ depending on product type, company size, geographic market and application type. SBS faces competition in each of its operating segments. SBS believes that because of the diverse nature of SBS' products and the fragmented nature of the embedded computer market, there is little overlap of competitors for each operating segment. Competition in all of SBS' operating segments is based on performance, time to market, customer support, product longevity, supplier stability, breadth of product offerings and reliability. Many of SBS' existing and potential competitors are bigger companies that have financial, technological and marketing resources significantly greater than that of SBS, which may give them a competitive advantage. They and other competitors may have established relationships with customers or potential customers which can make it harder for SBS to sell its products to those customers. SBS cannot assure that it will be able to compete effectively in its current or future markets. Also, competitive pressures might significantly adversely affect SBS' marketing and sales, and financial condition.

    The Communications Group's CPU product line competes against other suppliers of CPU boards based on PowerPC and Intel microprocessor technology, including Motorola, Inc., Force Computers, Inc (a wholly-owned subsidiary of Solectron Corporation), RadiSys Corporation, Artesyn Technologies, Inc., Ziatech Corporation and others. The WAN I/O products compete with other suppliers of similar products supplying the telecommunications and data communications segment of the embedded computer market. They include companies such as Performance Technologies, Incorporated, Digi International, Inc.,
Brooktrout Inc., RadiSys Corporation, and Dialogic (a subsidiary of Intel Corporation). The Communications Group systems and enclosure products compete with other suppliers of special purpose PC and CompactPCI platforms, enclosures and turnkey systems, such as I-Bus, a subsidiary of Maxwell Technologies, RadiSys Corporation and Industrial Computer Source.

    The Computer Group's IP, PMC and PC-MIP I/O modules have two classes of competition. The first class includes companies that compete directly by selling these products. The second class includes companies that compete with these products using a different implementation to provide functionally equivalent products. Competitors in each of these classes include Acromag, Inc., Systran, Inc. and VMIC, Inc. The Computer Group's computer connectivity and expansion unit product line competes with personal computer manufacturers that offer computer motherboards with multiple PCI slots and with companies that have similar product lines. There is no significant direct competitor in this market. The Computer Group's CPU products primarily compete with other suppliers of CPU boards based on Intel microprocessor technology serving the industrial segment of the embedded computer market such as Force Computer, Inc. (a wholly-owned subsidiary of Solectron), RadiSys Corporation, VMIC, Inc. and XYCOM, Inc.

    The Aerospace Group's avionics interface products compete with a number of other companies that produce similar products. These competitors include Ballard Technologies, Inc., Data Devices Corporation, Excalibur Technologies Corporation, Condor Engineering and Gesellschaft Fur Angewandte Informatik und Mikroelekemik GmbH. The Aerospace Group's telemetry products compete with suppliers such as AVTECH Systems, Inc., L3 Communications, Inc. and Veridian Systems.

EMPLOYEES

    As of September 1, 2000, SBS had approximately 522 employees at its nine locations: Albuquerque, New Mexico; Carlsbad, California; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; Madison, Wisconsin; Mansfield, Massachusetts; and Augsburg and Mindelheim, Germany. Of these employees, 54 were in executive and administrative positions; 114 were in sales, marketing and customer relations; 153 were in research and development; 42 were clerical, and 159 were employed in support of ongoing production.

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

    A MAJOR PART OF SBS' GROWTH STRATEGY IS TO ACQUIRE BUSINESSES, WHICH IT MAY NOT BE ABLE TO IDENTIFY, OR IF ACQUIRED, TO INTEGRATE EFFECTIVELY. A major element of SBS' business strategy is to continue to pursue acquisitions that either expand or complement its business. In the future, SBS might not be able to identify or acquire acceptable acquisition candidates on terms favorable to SBS, and in a timely manner. SBS anticipates that one or more potential acquisition opportunities, including some that could be material, may become available in the near future. If and when appropriate acquisition opportunities become available, SBS intends to pursue them actively. SBS has increased the scope of its operations through the acquisition of nine businesses and product lines since 1992 (see "Introduction" above). SBS' management and financial controls, personnel, and other corporate support systems might not be adequate to manage the increase in the size and the diversity of scope of SBS' operations as a result of the recent acquisitions or any future acquisitions. In addition, SBS' acquisitions might not increase earnings and the companies acquired might not continue to perform at their historical levels.

    SBS COULD USE A SUBSTANTIAL PORTION OF ITS CAPITAL RESOURCES FOR ACQUISITIONS. Consequently, SBS may require additional debt or equity financing for future acquisitions. This financing may not be available on terms favorable to SBS, if at all.

    SBS' EARNINGS COULD BE ADVERSELY AFFECTED BECAUSE OF CHARGES RESULTING FROM ACQUISITIONS. As part of its strategy for growth, SBS acquires compatible businesses. Not infrequently, in accounting for a newly acquired business, SBS is required to amortize, over a period of years, intangible assets, including goodwill. Although usually the acquired business' current operating profit offsets the amortization expense, SBS cannot assure that an acquired business' operations will remain at their current levels. A decrease in the acquired business' operating profit could reduce SBS' overall net income and earnings per share. In addition, SBS cannot assure that changes in future markets or technologies will not require faster amortization of goodwill and other intangible assets in such a way that the overall financial condition or results of operations of SBS would be adversely affected. SBS may also be required, under generally accepted accounting principles, to charge against earnings upon consummation of an acquisition the value of an acquired business' technology which does not meet the accounting definition of "completed technology."

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

    SBS' BUSINESS MIGHT BE MATERIALLY ADVERSELY AFFECTED IF DEFENSE SPENDING DECREASES. In each of fiscal 2000, 1999 and 1998, although no one customer or group of entities known to be under common control exceeded 10% of SBS' sales, SBS derived a significant portion of its sales directly or indirectly from the U.S. Department of Defense. SBS expects that the Department of Defense will continue to be a significant source of sales. Changes in the geopolitical environment or in national policy might result in significantly reduced defense spending. Reduced spending could significantly reduce SBS' marketing opportunities and sales, and, therefore, materially adversely affect its financial condition, results of operations, or liquidity. Also, SBS believes that many of its potential customers will rely on U.S. government funding for the purchase of SBS' products. Sales to these customers may be reduced if those funds are unavailable or delayed because of budget constraints or bureaucratic processes.

    CHANGES IN INDUSTRY STANDARDS, CUSTOMERS PREFERENCES, OR COMPETITORS' PRODUCTS TECHNOLOGY COULD REQUIRE SBS TO EXPEND SUBSTANTIAL FUNDS TO REDESIGN ITS TECHNOLOGY. Most of SBS' products are developed to meet certain industry standards, which define the basis of compatibility in operation and communication of a system supported by different vendors. These standards are continuing to develop and can change. If these standards are eliminated or changed, the design, manufacture or sale of SBS' products could be inappropriate or obsolete and could require costly redesign to meet new or emerging standards. SBS also believes that its success will depend in part on its ability to develop products that evolve with changing industry standards and customer preferences. SBS may or may not be successful in developing those products in a timely manner, or in selling the products it develops. SBS' delay or failure to adapt to changing industry standards or customer preferences could significantly and adversely affect its marketing and sales, and financial condition.

    Many of SBS' product designs rely on state of the art digital technology. Future advances in technology might render SBS' existing product lines obsolete, which would require SBS to undertake costly redesign of its products to maintain its competitive position. SBS might not be able to incorporate the new technology into its existing products or to redesign its existing products in order to compete effectively.

    SBS' competitors are continually introducing new and enhanced products and solutions for business needs. These products and solutions will most likely affect the competitive environment in the markets in which they are introduced. The development of new products and technologies, or the adaptation of existing products and technologies in response to them, requires commitments of financial resources, personnel and time well in advance of sales. Decisions with respect to those commitments must accurately anticipate both future demand and the technology that will be available to meet that demand. SBS might not be able to adapt to future technological changes. If it does not, SBS' business might significantly decline.

    SBS' PRODUCT MARKETS MIGHT NOT DEVELOP. Many of SBS' potential customers design and manufacture standard bus embedded computers internally. Increased market acceptance of SBS' products and services depends in part on these customers relying on SBS instead of themselves to provide embedded computer components. SBS believes that increased market acceptance of its products will also depend on a number of factors. These factors include the quality of SBS' design and production expertise, the increasing use and complexity of embedded computer systems in new and traditional products, the expansion of markets that are served by standard bus embedded computers, time-to-market requirements of SBS' actual and potential products, the assessment of direct and indirect cost savings, and customers' willingness to rely on SBS for mission-critical applications. SBS believes that in many customer applications, the cost of its products may exceed or be perceived to exceed the cost of internal development. SBS will not be able to achieve its business growth objectives if market acceptance of its products does not increase.

    SBS HAS SIGNIFICANT COMPETITION IN MOST OF ITS MARKETS. The standard bus embedded computer industry is highly competitive and fragmented, and SBS' competitors differ depending on product type, company size, geographic market and application type (see "Competition" above). SBS faces competition in each of its operating segments. SBS believes that because of the diverse nature of SBS' products and the fragmented nature of the embedded computer market, there is little overlap of competitors for each operating segment. Competition in all of SBS' operating segments is based on: performance, time-to market, customer support, product longevity, supplier stability, breadth of product offerings and reliability. For the 2000 fiscal year, SBS had sales of $128.2 million and net income of $8.9 million. Many of SBS' existing and potential competitors are bigger companies that have financial, technological and marketing resources significantly greater than that of SBS, which may give them a competitive advantage. They and other competitors may have established relationships with customers or potential customers, which can make it harder for SBS to sell its products to those customers. SBS cannot assure that it will be able to compete effectively in its current or future markets. Also, competitive pressures might significantly adversely affect SBS' marketing and sales, and financial condition.

    SBS PURCHASES MANY OF THE COMPONENTS IT USES FROM THIRD PARTIES, AND ITS BUSINESS COULD BE ADVERSELY AFFECTED IF SOME OF THOSE COMPONENTS ARE NOT AVAILABLE ON TIME OR MUST BE PURCHASED AT A PREMIUM. Many of SBS' products contain state of the art digital electronic components. SBS is dependent upon third parties for the continuing supply of many of these components. Some of the components are obtained from a sole supplier or a limited number of suppliers, for which alternate sources may be difficult to locate. SBS has experienced and expects to continue to experience component part shortages. In order to help prevent shortages of critical components, SBS has begun to build inventory of these components. Moreover, suppliers may discontinue or upgrade some of the products incorporated into SBS' products, which could require SBS to redesign a product to incorporate newer or alternative technology. Although SBS believes that it has arranged for an adequate supply of components to meet its short-term requirements, SBS does not have contracts for all components which would assure availability and price. If sufficient components are not available when SBS needs them, SBS' product shipments could be delayed, which could affect SBS' sales during certain periods as well as lead to customer dissatisfaction. If enough components are not available, SBS might have to pay premiums for parts in order to make shipment deadlines. Paying premiums for parts would lower or eliminate SBS' profit margin and hurt its business and financial condition, or cause SBS to increase its inventory of scarce parts, which would adversely affect SBS' cash flow.

    SBS IS DEPENDENT ON QUALIFIED EMPLOYEES. SBS' ability to maintain its competitive position and to develop and market new products depends, in part, upon its ability to retain key employees and to recruit and retain additional qualified personnel, particularly engineers. If SBS is unable to retain and recruit key employees, its product development and marketing and sales could be materially impaired, revenues could decline materially, and business condition could suffer materially.

    SBS HAS LIMITED PATENT PROTECTION ON ITS TECHNOLOGY. SBS MAY NOT BE ABLE TO ENFORCE OR DEFEND ITS PROPRIETARY RIGHTS, AND DISPUTES COULD BE
EXPENSIVE. Although SBS believes that some of its processes and equipment may be proprietary, SBS has sought limited patent protection for its technology. SBS has relied upon trade secret laws, industrial know-how and employee confidentiality agreements. SBS' processes and equipment might not provide it with a sufficient competitive advantage to overcome its lack of patent protection. Others could independently develop equivalent or superior products or technology. Also, SBS might not be able to establish trade secret protection, and secrecy obligations might not be honored. If consultants, employees and other parties apply technological information developed independently, by them or others, to SBS projects, disputes may arise as to the proprietary rights to that information. Those disputes may not be resolved in favor of SBS.

    SBS could have to litigate to enforce its proprietary rights, protect its trade secrets, determine the validity and scope of the intellectual property rights of others or defend against claims of infringement. That litigation could be very expensive and could divert resources that SBS could otherwise use in its business, which could hurt SBS and its business.

    Patent applications in the United States are not publicly disclosed until the patent is issued, so patent applications that relate to SBS' products and technology may have been filed by someone else. SBS does not believe that it infringes any patents of which it is aware, but someone could make a patent infringement claim against SBS. Such a claim might significantly hurt SBS and its business. If someone asserts infringement or invalidity claims against SBS, SBS might have to litigate to defend itself against those claims. In certain circumstances, SBS might try to obtain a license under the claimant's intellectual property rights. The claimant might not be willing to give SBS a license at all or on terms acceptable to SBS.

    SBS COULD HAVE SIGNIFICANT PRODUCT LIABILITY. SBS' products and services could be subject to product liability or government or commercial warranty claims. SBS maintains primary product liability insurance for its non-aviation products with a general aggregate limit of $1.0/$2.0 million per occurrence, a $10.0 million lead umbrella policy, and a $40.0 million excess umbrella policy. SBS maintains, for its aviation products, a $100.0 million liability insurance policy, per occurrence. SBS' products are widely used in a variety of applications. If a claim is made against SBS, SBS' insurance coverage might not be adequate to pay for its defense or to pay for any award, in which case SBS would have to pay for it. Also, SBS might not be able to continue that insurance in effect for premiums acceptable to SBS. If a litigant were successful against SBS, a lack or insufficiency of insurance coverage could significantly impair SBS' financial condition.

    SBS' INTERNATIONAL SALES SUBJECT IT TO ADDITIONAL RISKS. SBS sells its products in countries throughout the world from its United States and European based operations. These sales subject SBS to various governmental regulations, export controls, and the normal risks involved in international sales. Sales of products internationally are subject to political, economic and other uncertainties, including, among others, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, standards and tariffs, and taxation policies. They are also subject to international monetary fluctuations that may make payment more expensive for foreign customers who may, as a result, limit or reduce purchases.

    EXCHANGE RATE FLUCTUATIONS COULD REDUCE SBS' EARNINGS WHEN STATED IN U.S. DOLLARS. Substantially all of SBS' U.S. export sales to date have been denominated in United States dollars and substantially all sales generated by OR have been denominated in Deutsche marks. However, some sales in the future may be denominated in other currencies. Any decline in the value of other currencies in which SBS makes sales against the United States dollar or Deutsche mark will have the effect of decreasing SBS' consolidated earnings when stated in United States dollars. SBS does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations, and SBS does not intend to do so in the immediate future.

    THE EURO CONVERSION MIGHT CAUSE A SIGNIFICANT DECLINE IN SBS' FINANCIAL POSITION, RESULTS OF OPERATIONS, OR LIQUIDITY. On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members will remain legal tender in the participating countries for the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning
July 1, 2002, making conversion to the euro complete. SBS is assessing its need to adapt information technology and other systems to accommodate euro-denominated transactions, any potential impact on terms and enforceability of legacy denominated contracts, and potential tax consequences of currency conversion. This assessment is being conducted to determine whether the euro conversion will have a material adverse effect on SBS' financial position, results of operations, or liquidity.

    THE POLITICAL AND ECONOMIC POLICIES AND CONCERNS OF COUNTRIES IN WHICH SBS MAKES OR COULD MAKE SALES COULD RESULT IN THE ADOPTION OF NEW TRADE POLICIES IN THOSE COUNTRIES OR THE UNITED STATES, OR LEAD TO TRADE DISPUTES BETWEEN THOSE COUNTRIES AND THE UNITED STATES. These could limit, reduce, eliminate or disrupt SBS' sales outside the United States, which might adversely affect SBS' total sales and business prospects outside the United States.

    OUTSTANDING OPTIONS AND REGISTRATION RIGHTS COULD HAVE A POTENTIAL DILUTIVE EFFECT. In April 1996, SBS registered under the Securities Act options for 266,666 shares held by SBS' Chairman of the Board and Chief Executive Officer, Mr. Amenson. Mr. Amenson expects to exercise and sell, in accordance with trading periods prescribed by SBS policy and in open market transactions, the majority, if not all, of those shares before the options expire on December 31, 2000. As of September 1, 2000, Mr. Amenson had exercised and sold 66,666 shares.

    As of June 30, 2000, SBS had 1,019,170 options outstanding that could be exercised and 2,788,316 options that were not yet eligible for exercise.

    SBS' COMMON STOCK HAS LIMITED PUBLIC FLOAT AND TRADING AND ITS STOCK PRICE CAN BE VOLATILE. SBS' Common Stock is traded on The Nasdaq Stock Market. While a public market currently exists for SBS' Common Stock and the number of shares in the public float as of June 30, 2000 was 10,292,009, trading volume in the four weeks ended June 30, 2000 averaged 105,542 shares traded per day. Thus, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, The Nasdaq Stock Market has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of the Common Stock without regard to the operating performance of SBS. SBS believes factors such as quarterly fluctuations in financial results, announcements of new technologies impacting SBS' products, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the Common Stock.

    SBS HAS NOT PAID AND DOES NOT EXPECT TO PAY DIVIDENDS. Since its inception, SBS has not paid cash dividends on its Common Stock. SBS intends to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 2.  FACILITIES

    As of September 1, 2000, SBS leases office and manufacturing space in Albuquerque, New Mexico, Carlsbad, California, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, Madison, Wisconsin, Mansfield, Massachusetts and Augsburg, and Mindelheim, Germany. SBS' standard practice is to obtain all of its facilities through operating leases. SBS maintains an insurance plan covering all its facilities and contents.

    The Albuquerque, New Mexico leased facility consists of 31,482 square feet located in a multi-floor office building. This facility includes adequate assembly and test space for SBS' avionics interface product line and the telemetry product line, which was moved to the Albuquerque facility in July, 2000. The Albuquerque facility also serves as SBS' corporate headquarters. The lease term for the Albuquerque, New Mexico facility runs through June 30, 2005, with an option to extend the term for an additional five years. Management believes that this facility will be sufficient to serves the needs of the avionics interface and telemetry product lines through the term of the lease.

    SBS' general purpose I/O business is located in Newark, California. The approximately 27,000 square foot facility, which is leased for a five year term expiring November 30, 2004, is a one story multi-tenant building in a business park consisting of approximately 18,000 square feet of office space and approximately 9,000 square feet of assembly and test areas. The lease has an option to extend the term for an additional three years. Management believes that this facility will be sufficient to serve the needs of the general purpose I/O business through the term of the lease.

    SBS' Intel-based CPU products business, located in Raleigh, North Carolina, leases a one story multi-tenant facility consisting of approximately 4,000 square feet of office space and approximately 7,000 square feet of assembly and test areas. The lease expires on November 30, 2002. Management believes that the facility is adequate at the current level of business and expansion space is available if required.

    SBS' computer connectivity and expansion unit business leases a 39,597 square foot facility, located in a business park, in St. Paul, Minnesota. This facility, consisting of 14,813 square feet of office space and 24,784 square feet of production and warehouse space, has been leased for a term of five years expiring on November 30, 2002, with an option to extend the term of the lease for one consecutive period of twenty-four to thirty-six months. Management believes that this facility will be sufficient to serve the needs of the computer connectivity and expansion unit business through the term of the lease.

    SBS' industrial computer and enclosure and PowerPC processor operations lease, in Carlsbad, California, a 75,160 square foot facility, located in a business park, consisting of 32,000 square feet of office space and 43,160 square feet of manufacturing space. The lease term is for seven years expiring in April, 2006, plus one option to extend the lease for three additional years. Management believes that this facility will be sufficient to serve the needs of these operations through the term of the lease. The PowerPC processor operations also lease, in Madison, Wisconsin, 1,865 square feet of office space used primarily for research and development. The lease expires in April, 2001 and is sufficient to serve the needs of the Madison operations through the term of the lease.

    SBS leases, in Augsburg, Germany, four floors of a six floor building, consisting of approximately 20,000 square feet of office and assembly and test areas for its OR operations. The lease has a term of ten years expiring
December 31, 2005, with an option to expand to the additional two floors, consisting of 5,000 square feet each, five years from the commencement of the lease. Management believes that the facility is sufficient to serve the needs of the OR operations through the term of the lease. In addition, SBS leases, on a month to month basis, approximately 5,000 square feet of manufacturing space in a multi-use facility in Mindelheim, Germany for its ORTEC operations. Management believes that the facility is sufficient to serve the needs of ORTEC for the foreseeable future.

    The Company's Mansfield, Massachusetts facility consists of 31,237 square feet located in a one-story multi-tenant building in a business park. The lease term is for five years, expiring on June 14, 2005, plus one option to extend the lease for five additional years. Management believes that this facility will be sufficient to serve the needs of the Mansfield operations through the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

    SBS is subject to various claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS. SBS is not a party to, and none of its property is subject to, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the price range (adjusted for two-for-one stock split declared August 18, 2000) of trading in SBS' Common Stock as reported on The Nasdaq Stock Market for each full fiscal quarter within the last two fiscal years:

                                                            HIGH       LOW
                                                          --------   --------
First Quarter Fiscal 1999...............................  $ 15.625   $10.6875
Second Quarter Fiscal 1999..............................     11.75     4.6875
Third Quarter Fiscal 1999...............................   12.1875       8.25
Fourth Quarter Fiscal 1999..............................   10.5315      8.875
First Quarter Fiscal 2000...............................   13.6875       9.75
Second Quarter Fiscal 2000..............................     20.00     10.875
Third Quarter Fiscal 2000...............................    27.875      9.625
Fourth Quarter Fiscal 2000..............................     20.50     12.094

    SBS' Common Stock is traded over the counter on The Nasdaq Stock Market using the symbol SBSE.

    Based on data provided by SBS' transfer agent and The Depository Trust Company, management believes that as of September 1, 2000, the number of share owner accounts of record, as defined by Rule 12g5-1 of the Exchange Act, was approximately 250, at which date the closing market value of the SBS' Common Stock was $25.0625 per share.

    SBS has not paid any cash dividends on its Common Stock. Management's current policy is to retain earnings, if any, for use in the SBS' operations and for expansion of the business. No dividend payments are anticipated in the foreseeable future (see "Management's Discussion and Analysis: Liquidity").

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data for the years ended June 30, 1996 through June 30, 2000 have been derived from the audited consolidated financial statements of SBS. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere herein.

                                                         YEAR ENDED JUNE 30
                                  -----------------------------------------------------------------
                                      2000          1999          1998         1997         1996
                                  ------------   -----------   ----------   ----------   ----------
Sales...........................  $128,188,773   105,999,233   74,213,901   52,814,568   31,331,793
Net income......................  $  8,902,607    12,278,388   10,090,188      461,685    3,580,907
Net income per common share.....  $       0.71          1.05         0.90         0.05         0.59
Net income per common share--
  assuming dilution.............  $       0.66          1.00         0.82         0.05         0.49
Total assets....................  $133,160,257    92,007,855   74,315,187   61,165,014   20,443,672
Long-term debt, excluding
  current installments..........  $         --            --           --    2,816,251    5,188,320
Total liabilities...............  $ 34,146,494    14,779,882   10,051,200   10,838,326   10,392,752
Total stockholders' equity......  $ 99,013,763    77,227,973   64,263,987   50,326,688   10,050,920

------------------------

Note: SBS has not declared any dividends during the periods presented. No dividend payments are expected in the foreseeable future.

       On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, payable on September 20, 2000. All references to net income per common share, net income per common share--assuming dilution, common stock, and stockholders' equity have been restated as if the stock split had occurred as of the earliest period presented.

       On April 12, 2000, SBS completed the purchase of SDL. In connection with the acquisition, SBS recorded a $4.0 million acquired in-process research and development charge in the fourth quarter of fiscal 2000.

       For fiscal 2000, net income excluding the $4.0 million acquired in-process research and development charge would have been $12,902,607, net income per common share would have been $1.04 and net income per common share--assuming dilution would have been $0.95.

       On December 20, 1999, SBS completed a pooling of interests transaction with SciTech. SciTech was subsequently merged into Communications Products. SciTech's historical results did not have a material effect on combined financial position or results of operations, therefore the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

       On August 12, 1998, SBS completed the purchase of Communications
       Products.

       On July 1, 1998, SBS acquired, through its newly formed subsidiary SBS Technologies Holding GmbH, a 50.1% interest in OR and a 50.2% interest in ORTEC. SBS also acquired, through its wholly-owned subsidiary, Embedded Computers, a 100% interest in OR Computers, Inc. On December 9, 1998, SBS completed the purchases of the minority interest in OR and ORTEC. On April 12, 1999, OR Computers, Inc. was merged into Embedded Computers.

       For fiscal 1999, net income per common share--assuming dilution, includes a net benefit of approximately $0.05 related to non-recurring foreign exchange gains, tax credit adjustments, and an acquired in-process research and development charge.

       On November 24, 1997, SBS completed the purchase of Industrial Computers.

       On November 18, 1996, SBS completed the purchase of Connectivity Products. In connection with the acquisition of Connectivity Products, SBS recorded an $11.0 million acquired in-process research and development charge in the second quarter of fiscal 1997.

       On November 18, 1996, SBS consummated a fully underwritten public offering of 3,000,000 shares of SBS' Common Stock at a price of $12.8125 per share. The net proceeds to SBS from the public stock offering were used to fund the acquisition of Connectivity Products and to repay long-term debt, and the balance was used for general working capital requirements and acquisitions.

       For fiscal 1997, net income excluding the $11.0 million acquired in-process research and development charge would have been $7,061,685 (net of income taxes). Net income per common share excluding the $11.0 million acquired in-process research and development charge would have been $0.78 and net income per common share--assuming dilution would have been $0.67.

       On August 19, 1996, SBS completed a pooling of interests transaction with Embedded Computers, the results of which are included in fiscal 1997 on a prospective basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

    ALL STATEMENTS IN THIS FORM 10-K, OTHER THAN STATEMENTS OF HISTORICAL FACT, THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT SBS OR MANAGEMENT INTENDS, EXPECTS, PROJECTS, BELIEVES OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS AND OTHER FORWARD-LOOKING STATEMENTS ARE BASED UPON CERTAIN ASSUMPTIONS AND ASSESSMENTS MADE BY MANAGEMENT OF SBS IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES TO BE APPROPRIATE. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE ALSO SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, SUPPLY AND DEMAND, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING SBS' OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ACTUAL RESULTS, DEVELOPMENTS, AND BUSINESS DECISIONS MAY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    SBS is a leading designer and manufacturer of open-architecture, standard bus embedded computer components that system designers can easily utilize to create a custom solution specific to the user's unique application. SBS embedded computer components are used in OEM applications such as telecommunications base stations and routers, medical imaging machines, automation and control equipment, and aerospace devices. SBS has three operating segments: the Communications Group, the Computer Group, and the Aerospace Group. SBS' product lines include CPU (Pentium-Registered Trademark- and PowerPC-TM-) boards, I/O modules, avionics modules and analyzers, computer connectivity products, expansion units, real-time networks, telemetry boards, DIN-rail embedded PCs, and industrial-grade computers. It is SBS' objective to continue to capitalize on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. SBS has grown, and intends to continue to do so, through a combination of internal growth and acquisitions. SBS achieves internal growth by expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

    SBS entered the embedded computer market in 1988 with the development of its avionics interface board, which is used in ground-based avionics systems development and test applications. Today, SBS is a leading provider of MIL-STD-1553 and ARINC 429/575 interface modules and bus analysis systems for military, space and commercial avionics applications. SBS' products are the industry standard for quality and innovation and have been selected for major military programs, including the F-22, F-16, and B-2 aircraft, as well as in aerospace projects such as the International Space Station.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In 1992, SBS added a second embedded computer product line with the acquisition of SBS Technologies, Inc., Telemetry and Communications Products (formerly Berg Systems International) ("Telemetry"), a developer of telemetry interface circuit boards. Telemetry provides open architecture telemetry boards for aircraft, spacecraft, and launch-vehicle telemetry programs. Telemetry pioneered the concept of single-board telemetry solutions nearly a decade ago. The product line currently consists of telemetry receivers, downconverters, BPSK/QPSK modems, bit synchronizers, PCM decommutators and PCM simulators. Telemetry was merged into SBS effective June 23, 2000.

    In 1995, SBS added a third embedded computer product line with the acquisition of SBS Technologies, Inc., Modular I/O (formerly GreenSpring Computer Corporation) ("Modular I/O"). Modular I/O designs, manufactures and markets modular I/O solutions using mezzanine standards such as IndustryPack-Registered Trademark-, PC-MIP-TM-, and PMC for use with PCI, CompactPCI, VME, ISA, STD32, PC/104 and stand-alone embedded platforms. Currently, Modular I/O offers over 125 I/O modules for communications applications, network interface, video controller, digital I/O, analog I/O, motion control, field bus, temperature measurement and memory applications. In addition, Modular I/O has a line of conduction-cooled mezzanine I/O boards for use in non-air cooled, rugged environments.

    In August 1996, SBS acquired Embedded Computers, a manufacturer of Intel processor-based CPU boards. This acquisition positioned SBS to take advantage of the growth in the use of both Intel processors and Microsoft software in the embedded computer market that utilizes the VME computer bus architecture.

    In November 1996, SBS acquired Connectivity Products, a provider of high-performance, low latency bus connectivity products that include bus-to-bus adapters, bus expansion units, and real-time coherent memory networks designed to operate in the most demanding applications.

    Industrial Computers was added in November 1997 and specializes in the design and manufacture of rugged, special-purpose PC, and CompactPCI industrial and telecommunications platforms, enclosures and turnkey systems. It offers a variety of Intel and PowerPC CPU boards and system enclosures, including rackmount, benchtop, workstation and portable systems.

    On July 1, 1998, SBS acquired, through its newly formed subsidiary SBS Technologies Holding GmbH, a 50.1% interest in OR, a leading European designer of CPU boards utilized in a wide range of embedded computer applications. Based in Augsburg, Germany, OR designs, manufactures and markets CPU boards based on Intel computer architecture available in the VME, CompactPCI, and PCCompact form factors, as well as VME CPU boards based on the Motorola 680X0 series processors and a series of computer I/O boards. As part of this acquisition, SBS acquired, through its newly formed subsidiary SBS Technologies Holding GmbH, a 50.2% interest in ORTEC, based in Mindelheim, Germany, a related company which manufactures OR's commercial products and electronic products for other customers. SBS also acquired, through its wholly-owned subsidiary Embedded Computers, based in Raleigh, NC, 100% of the shares of OR Computers, Inc., which was the U.S. marketing support organization for the OR product line and was subsequently merged into Embedded Computers. SBS purchased the remaining shares in OR and ORTEC in December 1998.

    On August 12, 1998, SBS purchased 100% of the outstanding shares of Communications Products. Based in Carlsbad, California, Communications Products designs, manufactures and markets CPU boards based on the PowerPC processor for embedded computer applications based on the VME, CompactPCI, PMC and standalone bus architecture standards.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    On December 20, 1999, SBS acquired SciTech, a Madison, Wisconsin based designer and manufacturer of communications network I/O products based on PMC and PCI form factors. SciTech was subsequently merged into Communications Products.

    On April 12, 2000, SBS purchased 100% of the outstanding shares of SDL. Based in Mansfield, Massachusetts, SDL specializes in WAN I/O for the telecommunications and data communications market. SDL designs, manufactures and markets T1/E1, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI and PMC form factors and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. SDL's products support the operating systems most commonly used in communications applications.

    See "Recent Acquisitions" below for additional information.

RECENT ACQUISITIONS

    On April 12, 2000, SBS completed the acquisition of SDL. Before the acquisition, SDL was a privately held company. Located in Mansfield, Massachusetts, SDL specializes in the design, manufacture and sale of WAN I/O for the telecommunications and data communications markets. SDL designs, manufactures, and markets T1/EI, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI, and PMC form factors, and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. In addition, SDL's products support the operating systems most commonly used in communications, including Windows NT, Solaris, and VxWorks. SBS acquired all of the outstanding stock of SDL for $25.6 million in cash. Of the $25.6 million, $24.8 million was paid to the sellers at closing, and $0.8 million was paid to the sellers on June 27, 2000, upon finalizing the closing balance sheet. Acquisition costs associated with the purchase were $0.6 million. The purchase price also includes $1.2 million for the fair value of SBS options issued in exchange for unvested SDL options. The acquisition was funded with existing cash and a $20.0 million borrowing under SBS' Credit Agreement with Bank of America, N.A. The acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. Identifiable intangibles are being amortized over four to eight years and goodwill is being amortized over ten years. In connection with the acquisition, SBS recorded a $4.0 million earnings charge, based on an assessment by SBS, in conjunction with an independent valuation firm, of purchased technology of SDL. The assessment determined that $4.0 million of SDL's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. The assessment analyzed certain products that were in various stages of completion ranging from 35% of completion to 85% of completion, with estimated completion dates ranging from the third quarter of calendar 2000 to the second quarter of calendar 2001. The value assigned to acquired in-process research and development was determined based on estimates of the resulting net cash flows from the evaluated technology of SDL and the discounting of those cash flows to present value. In projecting net cash flows resulting from those products, management estimated revenues, cost of sales, selling expenses, research and development expenses, and income taxes for those products. These estimates were based on the following assumptions:

    - Estimated revenues projected a compound annual growth rate over seven years of 18%. Projections of revenue growth were based on management's estimates of market size and growth supported by analyst's estimates and by the nature and expected timing of the development of the products by SBS and its competitors.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    - The estimated cost of sales as a percentage of revenue, initially at 64% declining to 50%, was consistent with the historical rates for SDL's business as well as historical results of companies operating within the industry.

    - Estimated selling expenses were expected to remain consistent as a percentage of sales, with an average of 14% to 15%.

    - The estimated research and development costs were expected to remain consistent as a percentage of sales at 3.5% as most research and development efforts are in the maintenance phase.

    - An effective tax rate of 40% was estimated.

    The projected net cash flows for the in-process projects were discounted using a 30% weighted-average cost of capital ("WACC"). The calculation produces the average required rate of return of an investment in an operating enterprise. The WACC selected was based upon the risk/return characteristics of the subject asset class. A WACC of 25% or 26% was used to determine the value of the return of the core developed technology, the customer list and all other intangibles acquired as part of the purchase of SDL. The fair value of the purchased technology was determined in accordance with the views expressed by the staff of the Securities and Exchange Commission. The financial results of SDL have been included in SBS' Consolidated Financial Statements from April 12, 2000.

    On December 20, 1999, SBS acquired SciTech, a Madison, Wisconsin based designer and manufacturer of communications network I/O products based on PMC and PCI form factors. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax-free reorganization for federal income tax purposes. Under the terms of the agreement, SciTech's shareholders exchanged all outstanding shares of SciTech stock for 349,726 shares of SBS' stock. SciTech was subsequently merged into Communications Products. SciTech's historical results do not have a material effect on combined financial position or results of operations, and as such, the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

    On August 12, 1998, SBS completed the purchase of Communications Products. Based in Carlsbad, California, Communications Products designs, manufactures, and markets CPU boards based on the PowerPC processor for computer applications that utilize VME and CompactPCI bus standards. SBS acquired all of the outstanding capital stock of Communications Products for a total purchase price of $5.3 million. The acquisition was accounted for using the purchase method of accounting, and goodwill is being amortized over ten years. The financial results of Communications Products have been included in SBS' Consolidated Financial Statements from August 12, 1998.

    On July 1, 1998, SBS acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, SBS acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany based related company which manufactures OR's commercial products and electronic products for other customers. SBS also acquired, through its wholly-owned subsidiary, Embedded Computers, based in Raleigh, North Carolina, a 100% interest in OR
Computers, Inc., based in Fairfax, Virginia, which was the U.S. marketing support organization for the OR product line. Effective April 12, 1999, OR Computers, Inc. was merged into Embedded Computers. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

100% of OR Computers, Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and 48,000 shares of common stock valued at $0.7 million at closing. In addition, SBS and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby SBS could acquire the remaining shares of both companies on February 28, 1999. In December 1998, SBS modified the option agreements, accelerating the purchase of the remaining interest in OR and ORTEC from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interest in the two companies based in Germany was DM 18.2 million. SBS disbursed the cash, approximately
$10.4 million, including interest at 4.0%, during the quarter ended March 31, 1999. Acquisition costs associated with the purchases were approximately
$1.1 million. The acquisitions were accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. In connection with the initial acquisition, SBS recorded a $0.5 million earnings charge, based on an assessment by SBS, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed so that no additional in-process research and development was acquired. The financial results of OR, ORTEC, and OR
Computers, Inc. have been included in SBS' Consolidated Financial Statements from July 1, 1998.

    In June 1999, SBS formed through SBS Technologies Holding GmbH, SBS Technologies Europe GmbH ("SBS Europe") to act as a sales and marketing agent in Europe. SBS also formed, SBS Technologies, Inc. Foreign Holding Company, a Nevada Corporation, to act as the holding company for all current and future off-shore owned entities.

    In August 1999, SBS formed a partnership between SBS Technologies Holding GmbH, OR, and the newly formed general partner, SBS ORComputers Verwaltungs GmbH.

    On November 24, 1997, SBS completed the purchase of Industrial Computers, a privately held San Diego County, California based manufacturer specializing in the design and manufacture of rugged, special-purpose PC, and CompactPCI industrial and telecommunications platforms, enclosures and turnkey systems and offering a variety of Intel and PowerPC CPU boards and system enclosures, including rackmount, benchtop, workstation and portable systems. SBS acquired all of the outstanding capital stock of Industrial Computers for a total purchase price of $5.8 million. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. The financial results of Industrial Computers have been included in SBS' Consolidated Financial Statements from November 24, 1997.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The following pro forma consolidated results of operations have been prepared as if the acquisitions of SDL, Communications Products, and the minority interest in OR and ORTEC had occurred at the beginning of each year presented to the extent not included in historical results.

                                                              JUNE 30    JUNE 30
                                                                2000       1999
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                       --------   --------
Sales.......................................................  $139,536   117,497
Net income..................................................    10,745     7,910
Net income per common share.................................      0.86      0.68
                                                              ========   =======
Net income per common share--assuming dilution..............      0.79      0.64
                                                              ========   =======

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of those dates, nor is it intended to be a projection of future results. For the years ended
June 30, 2000 and 1999, non-recurring acquired in-process research and development charges directly attributable to the acquisition of SDL on April 12, 2000 of $4.0 million, and $0.5 million related to the acquisition of the majority interest in OR on July 1, 1998, were not included in the pro forma consolidated results of operations.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                                     YEAR ENDED JUNE 30
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
Sales.......................................................     100.0%    100.0%      100.0%
Cost of sales...............................................      47.7      42.0        42.8
                                                                ------     -----      ------
    Gross profit............................................      52.3      58.0        57.2
Selling, general and administrative expense.................      20.5      22.6        22.8
Research and development expense............................      12.5      13.5        10.8
Acquired in-process research and development charge.........       3.1       0.5          --
Amortization of intangible assets...........................       3.9       3.8         2.6
                                                                ------     -----      ------
    Operating income........................................      12.3      17.6        21.0
Interest income (expense), net..............................        --        --         1.3
Foreign exchange gains (losses).............................      (0.1)      0.6          --
                                                                ------     -----      ------
    Income before income taxes and minority interest........      12.2      18.2        22.3
Income taxes................................................       5.2       6.3         8.7
                                                                ------     -----      ------
Income before minority interest.............................       7.0      11.9        13.6
Minority interest...........................................        --       0.4          --
                                                                ------     -----      ------
Net income..................................................       7.0%     11.5%       13.6%
                                                                ======     =====      ======

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

    SALES. In fiscal 2000, sales increased 20.9%, or $22.2 million, from $106.0 million in fiscal 1999, to $128.2 million. Of this 20.9% increase, sales contributed by SDL, which was acquired on April 12, 2000,

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

comprised 4.3%, and 16.6% was attributable to SBS' other product lines. Unit shipments increased within the Computer Group segment, primarily due to an increase in sales of the Group's computer processor products and general purpose I/O products, partially offset by pricing pressure, the negative impact of changes in exchange rates on sales, and a decrease in sales of the Group's bus-to-bus adapter products. Unit shipments increased among all product lines within the Communications Group (excluding the effect of the SDL acquisition), but the increase in unit shipments was also partially offset by pricing pressure. Unit shipments declined within the Aerospace Group, primarily due to a decline in large project bookings, declines in the commercial satellite and military markets which the Aerospace Group serves, and a decline in major new aircraft development programs. Currently, management does not expect a further decline in Aerospace Group sales or sales of bus-to-bus adapter products to continue in fiscal 2001.

    GROSS PROFIT. In fiscal 2000, gross profit increased 8.9%, or $5.5 million, from $61.5 million in fiscal 1999, to $67.0 million. Of this 8.9% increase, 3.8% was due to the acquisition of SDL. As expected, gross profit as a percentage of sales decreased to 52.3% in fiscal 2000 from 58.0% in fiscal 1999, primarily due to a higher percentage of sales of SBS' Communications Group products, which generally yield lower margins than SBS' other products, and lower margins experienced by the Computer Group and the Aerospace Group. Management expects gross margins as a percentage of sales to continue to decrease, as SBS' lower margin production and systems business is expected to continue to represent a larger portion of the total sales mix.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In fiscal 2000, selling, general and administrative expense increased 9.8%, or $2.3 million from $24.0 million in fiscal 1999, to $26.3 million. Of this 9.8% increase, 2.0% resulted from the acquisition of SDL, and 7.8% was primarily due to an increase in costs commensurate with the growth of the Communications Group and to the formation of SBS Europe to act as a sales and marketing agent in Europe, partially offset by a decrease in costs within the Aerospace group. In fiscal 2000, selling, general and administrative expense as a percentage of sales decreased to 20.5% from 22.6% in fiscal 1999, as the increase in sales volume more than offset the increase in expense.

    RESEARCH AND DEVELOPMENT EXPENSE. In fiscal 2000, research and development expense increased by 11.1%, or $1.6 million, from $14.4 million in fiscal 1999, to $15.9 million. Of this 11.1% increase, 3.7% resulted from the acquisition of SDL, and 7.4% was primarily due to increased investment in product development within the Communications Group commensurate with the growth of the segment, partially offset by a reduction in costs within the Aerospace Group. In fiscal 2000, research and development expense as a percentage of sales decreased to 12.5% from 13.5% in fiscal 1999, as the increase in sales volume more than offset the increase in expense.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. In fiscal 2000 and fiscal 1999, in connection with the acquisition of SDL, completed on April 12, 2000, and in connection with the acquisition of the majority interest in OR completed on July 1, 1998, SBS recorded earnings charges of $4.0 million, and $0.5 million, respectively, based on assessments by SBS, in conjunction with independent valuation firms, of purchased technology. These assessments determined that $4.0 million of SDL's purchase price and $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology", and thus should be charged to earnings under generally accepted accounting principles (see "Recent Acquisitions" above). In conjunction with the acquisition of the remaining interest in OR in December 1998, all projects in process had been substantially completed so that no additional in-process research and development was acquired.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    AMORTIZATION OF INTANGIBLE ASSETS. In fiscal 2000, amortization of intangible assets increased 25.9%, or $1.0 million from $4.0 million in fiscal 1999, to $5.0 million. This increase was primarily the result of the amortization of goodwill and identifiable intangibles associated with the acquisition of SDL and the acquisition of the minority interest in OR and ORTEC in December of 1998, partially offset by the favorable impact of changes in exchange rates.

    INTEREST INCOME. In fiscal 2000, interest income increased 50.5%, or $151,000, from $298,000 in fiscal 1999, to $449,000. This increase was primarily due to interest income associated with amendments of prior years' tax returns for research and experimental tax credits, as well as an increase in interest income associated with SBS' surplus cash.

    INTEREST EXPENSE. In fiscal 2000, interest expense increased 56.8%, or $163,000, from $288,000 in fiscal 1999, to $451,000. This increase was primarily due to interest associated with the $20.0 million of borrowings used to fund the acquisition of SDL, partially offset by the elimination of interest expense associated with the $10.4 million payment made in February 1999 for the remaining interest in OR and ORTEC.

    FOREIGN EXCHANGE GAINS (LOSSES). In fiscal 2000, the $144,000 of foreign exchange losses were primarily attributable to the change in exchange rates relating to interest payable on debt from SBS' foreign subsidiary. In fiscal 1999, the $667,000 of foreign exchange gains was primarily attributable to the change in exchange rates between December 9, 1998 and February 28, 1999, relating to the DM 16.7 million of payments made during the quarter ended March 31, 1999 for the remaining interests in OR and ORTEC (see "Recent Acquisitions" above).

    INCOME TAXES. For fiscal 2000 and fiscal 1999, income taxes represented effective income tax rates of 42.9% and 34.3%, respectively. The increase in the effective rate was primarily due to a non-deductible acquired in-process research and development charge and non-deductible goodwill amortization expense associated with the acquisition of SDL, partially offset by tax planning strategies implemented by SBS, including minimization of SBS' tax liability related to debt between SBS and its foreign subsidiaries, and increased use of SBS' foreign sales corporation. Additionally, the fiscal 1999 effective tax rate included a $0.5 million benefit from research and experimental tax credits related to prior years.

    EARNINGS PER SHARE. For fiscal 2000, net income per common share was $0.71 compared to $1.05 for fiscal 1999. Net income per common share--assuming dilution was $0.66 for fiscal 2000 compared to $1.00 for fiscal 1999. For fiscal 2000, net income per common share--assuming dilution, excluding the acquired in-process research and development charge, would have been $0.95. For fiscal 1999, net income per common share--assuming dilution, excluding the net benefits related to non-recurring foreign exchange gains, tax credit adjustments, and an acquired in-process research and development charge, would have been $0.95. Net income per common share and net income per common share--assuming dilution have been restated to reflect the two-for-one stock split declared August 18, 2000.

REVIEW OF BUSINESS SEGMENTS

    SBS is managed and operates through three operating segments: the Communications Group, the Computer Group and the Aerospace Group. The Communications Group was established this fiscal year and includes Communications Products and Industrial Computers (which were included in the Computer Group prior to this time), and SDL. The European Group which consisted of OR and ORTEC has been merged into the Computer Group, as their business is closely related to the processor and I/O

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

product businesses and is now under the same management. Reportable segments for all periods have been reclassified to conform to the new segment reporting structure.

    The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities and acquired in-process research and development charges. This measure of segment profit described above is referred to in this review as "Segment Profit."

COMMUNICATIONS GROUP

                                          SALES TO EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                          ---------------------------   --------------
FY00....................................         $43.9 million          $10.2 million
FY99....................................         $19.3 million          $ 3.9 million

    Communications Group sales to external customers in fiscal 2000 increased 127.1%, or $24.6 million, from $19.3 million in fiscal 1999, to $43.9 million. Of this 127.1% increase, sales contributed from the acquisition of SDL on April 12, 2000 accounted for 23.3% of the increase. Sales of the Group's system and enclosure products and sales of the Group's PowerPC based processor products increased 18.3% and 179.5%, respectively, as compared to fiscal 1999. These increases in sales represent volume increases, partially offset by competitive pricing pressure.

    Communications Group segment profit in fiscal 2000 increased 161.9%, or $6.3 million, from $3.9 million in fiscal 1999, to $10.2 million. This increase was primarily due to earnings contributed by the acquisition of SDL on April 12, 2000 and an increase in sales among the Group's other product lines, partially offset by an increase in selling, general and administrative and research and development expenses commensurate with the growth of the segment. For the same reasons, segment profit as a percentage of sales increased from 20.2% in fiscal 1999 to 23.2% in fiscal 2000.

COMPUTER GROUP

                                          SALES TO EXTERNAL CUSTOMERS    SEGMENT PROFIT
                                          ---------------------------   ----------------
FY00....................................        $  58.1 million         $  11.9 million
FY99....................................        $  54.8 million         $  12.8 million

    Computer Group sales to external customers in fiscal 2000 increased 6.0%, or $3.3 million from $54.8 million in fiscal 1999, to $58.1 million. Sales of the Group's general purpose I/O products and sales of the Group's computer processor products increased 11.4% and 12.2%, respectively, as compared to fiscal 1999. This increase was partially offset by a decrease in sales of the Group's bus-to-bus adapter products, primarily the result of a decrease in inventory requirements from a large customer, a decrease in export sales, and continued migration from older more expensive bus technologies to PCI-based applications. Currently, management does not expect the decrease in sales of bus-to-bus adapter products to continue in fiscal 2001. Overall, the Group experienced competitive pricing pressure as well as the negative impact of changes in exchange rates on sales, as the U.S. dollar strengthened against the Deutsche mark.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Computer Group segment profit decreased 7.1%, or $900,000, from $12.8 million in fiscal 1999 to $11.9 million. This decrease was primarily due to lower margins experienced across the Group's product lines, the decrease in sales of the Group's bus-to-bus adapter products, and an increase in selling, general and administrative expense primarily associated with the formation of SBS Europe to act as a selling and marketing agent in Europe. For the same reasons, segment profit as a percentage of sales decreased from 23.4% in fiscal 1999 to 20.5% in fiscal 2000.

AEROSPACE GROUP

                                          SALES TO EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                          ---------------------------   --------------
FY00....................................         $26.2 million          $ 6.9 million
FY99....................................         $31.9 million          $10.8 million

    Aerospace Group sales to external customers in fiscal 2000 decreased 17.9%, or $5.7 million, from $31.9 million for fiscal 1999, to $26.2 million. Sales of the Group's avionics interface products and sales of the Group's telemetry products decreased 12.6% and 31.6%, respectively, compared to fiscal 1999. These decreases were primarily the result of declines in large project bookings and declines in the commercial satellite and military markets which the Aerospace Group serves, as well as a decline in major new aircraft development programs. Management expects no growth in Aerospace Group sales to external customers in fiscal 2001.

    Aerospace Group segment profit decreased 35.9%, or $3.9 million, from $10.8 million for fiscal 1999, to $6.9 million. This decrease was primarily due to lower sales of the Group's telemetry and avionics interface product lines and a shift in sales mix to lower margin products, partially offset by reductions in research and development and selling, general and administrative expense. For the same reasons, segment profit as a percentage of sales decreased from 33.7% in fiscal 1999 to 26.3% in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

    SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

    Cash totaled $3.6 million at June 30, 2000, an increase of $95,000 from June 30, 1999. This increase was the result of $4.9 million of cash provided by operating activities, $9.3 million from the exercise of stock options and warrants, and $20.0 million drawn against SBS' $30.0 million Credit Agreement with Bank of America, N.A., formerly NationsBank, N.A., used to finance the acquisition of SDL, offset by the acquisition of SDL for $24.7 million, net of cash acquired, $1.9 million for the acquisition of property and equipment, $2.0 million to enter into a licensing agreement for fibre channel technology, $4.0 million of payments on SBS' notes payable, $1.4 million of payments to the former shareholder of OR, and $0.4 million of dividends paid to the former shareholders of SciTech, in conjunction with the acquisition accounted for as a pooling of interests. SBS' growth during the fiscal year caused SBS to increase accounts receivable and inventory. Liabilities were in line with the current level of business.

    In fiscal years ended June 30, 1999 and June 30, 1998, SBS generated $10.3 million and $8.7 million, respectively, of positive cash flow from operating activities. In fiscal 1999, the positive cash

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

flow from operating activities and surplus cash, combined with borrowings under SBS' Credit Agreement, provided sufficient funds to acquire Communications Products, OR, ORTEC, and OR Computers Inc. In fiscal 1998, the positive cash flow from operating activities provided SBS sufficient funds to acquire Industrial Computers in November 1997.

    On December 1, 1998, SBS entered into a $15.0 million Credit Agreement ("Agreement") with Bank of America, N.A. The Agreement expired on November 30, 1999, but was modified to extend the expiration date to January 31, 2000. Effective January 31, 2000, the Agreement was renewed and modified, allowing for $25.0 million of borrowings with an expiration date of November 30, 2001. Effective March 31, 2000, the Agreement was modified, allowing for $30.0 million of borrowings with an expiration date of March 31, 2001. The Agreement also amends the Tangible Net Worth covenant whereby stockholders' equity less the net book value of intangible assets and unamortized debt discount and expenses cannot be less than $30.0 million plus 75% of the cumulative consolidated net income for each calendar quarter commencing on October 1, 1998, through the quarter of measurement, plus 75% of the amount of any proceeds received from the issuance of any additional shares of stock or other equity instruments, excluding proceeds from the exercise of stock options, reduced by $8,000,000. Additionally, in consideration of the increase in the available commitment and other modifications, the Agreement was modified to include a pledge of SBS' accounts receivable and inventory as collateral. As of June 30, 2000, borrowings drawn on the Agreement totaled $20.0 million, and SBS was in compliance with all of the covenants of the Agreement. Management believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance SBS' current operations and capital expenditures, excluding acquisitions, for the next twelve months. At June 30, 2000, there were no material outstanding commitments for capital expenditures.

    For the period ended June 30, 2000, there was no significant impact from inflation. However, competitive pricing pressure adversely impacted SBS' sales, gross profit and income from operations (see "Results of Operations" above). Additionally, SBS has experienced and expects to continue to experience component part shortages. In order to help prevent shortages of critical components, SBS has begun to build inventory of these components. To date, the shortages have had minimal impact on results of operations. However, the impact of these shortages on future periods cannot be predicted with certainty.

EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members will remain legal tender in the participating countries for the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. SBS is assessing its need to adapt information technology and other systems to accommodate euro-denominated transactions, any potential impact on terms and enforceability of legacy denominated contracts, and potential tax consequences of currency conversion. This assessment is being conducted to determine whether the euro conversion will have a material adverse effect on SBS' financial position, results of operations, or liquidity.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING STANDARDS

    In June 2000, Statement of Financial Accounting Standards ("SFAS") 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133" was issued. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are effective at the later of the first fiscal quarter beginning after June 15, 2000 or upon adoption of SFAS 133. SBS will adopt the provisions of this SFAS on July 1, 2000. SBS does not expect that adoption of this standard will have a material effect on its financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25." This interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and is effective July 1, 2000. SBS does not expect the adoption of this interpretation to have a material effect on its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Securities and Exchange Commission issued SAB
No. 101B that delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999, although early adoption is allowed. SBS does not expect the adoption of the provisions of this statement to have a material effect on its financial position or results of operations.

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

    SALES. In fiscal 1999, sales increased 42.8%, or $31.8 million, from $74.2 million in fiscal 1998, to $106.0 million. Of this 42.8% increase, sales contributed by Communications Products, which was acquired on August 12, 1998, comprised 13.8%, sales contributed by OR, ORTEC, and OR Computers, Inc., which were acquired on July 1, 1998, comprised 18.9%, sales contributed by Industrial Computers, which was acquired on November 24, 1997, comprised 4.9%, and 5.2% was attributable to SBS' other product lines. Throughout fiscal 1999, prices for SBS' products remained firm, and unit shipments increased across all product lines, with the exception of SBS' U.S. built CPU products manufactured by Embedded Computers and Modular I/O product lines, which declined compared to fiscal 1998. The sales of SBS' CPU and Modular I/O products decreased 9.0% compared to fiscal 1998, primarily due to the effects of a slowdown in the semiconductor industry and the Asian currency and economic crisis.

    GROSS PROFIT. In fiscal 1999, gross profit increased 45.0%, or $19.1 million, from $42.4 million in fiscal 1998, to $61.5 million. Of this 45.0% increase, 34.2% was due to the acquisitions of Communications Products, OR, ORTEC, OR Computers, Inc., and Industrial Computers, and 10.8% was due to increased sales volume over fixed costs and material cost improvements in SBS' other product areas, as well as a higher percentage of sales of SBS' Aerospace and Connectivity products, which generally yield higher margins than SBS' other products. For the same reasons, in fiscal 1999, gross margin increased to 58.0% of sales from 57.2% in fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. In fiscal 1999, selling, general and administrative expense increased 42.0%, or $7.1 million from $16.9 million in fiscal 1998, to $24.0 million. Of this 42.0% increase, 24.0% resulted from the acquisitions of Communications Products, OR, ORTEC, OR

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Computers, Inc., and Industrial Computers, and 18.0% was due to additional salaried sales personnel as SBS transitioned from an independent sales force to a direct sales force, as well as additional administrative staffing and promotional costs commensurate with the growth of SBS. In fiscal 1999, selling, general and administrative expense as a percentage of sales was consistent at 22.6%, compared to 22.8% in fiscal 1998, in line with the increase in sales volume.

    RESEARCH AND DEVELOPMENT EXPENSE. In fiscal 1999, research and development expense increased by 79.8%, or $6.4 million, from $8.0 million in fiscal 1998, to $14.4 million. Of this 79.8% increase, 41.3% resulted from the acquisitions of Communications Products, OR, ORTEC, OR Computers, Inc., and Industrial Computers, and 38.5% was due to increased investment in product development in SBS' other product areas. For the same reasons, in fiscal 1999, research and development expense increased to 13.5% of sales from 10.8% in fiscal 1998.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE. In fiscal 1999, in connection with the acquisition of the majority interest in OR completed on July 1, 1998, SBS recorded a $0.5 million earnings charge based on an assessment by SBS, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology", and thus should be charged to earnings under generally accepted accounting principles (see "Recent Acquisitions" above). In conjunction with the acquisition of the remaining interest in OR, all projects in process had been substantially completed so that no additional in-process research and development was acquired.

    AMORTIZATION OF INTANGIBLE ASSETS. In fiscal 1999, amortization of intangible assets increased 105.4%, or $2.1 million from $1.9 million in fiscal 1998, to $4.0 million. This increase was the result of the amortization of goodwill associated with the acquisitions of Communications Products, OR, ORTEC, and Industrial Computers.

    INTEREST INCOME. In fiscal 1999, interest income decreased 73.4%, or $822,000, from $1.1 million in fiscal 1998, to $298,000. This decrease was primarily due to the reduction in interest earned on cash, as SBS' cash decreased due to the $3.0 million final payment to the former owners of Connectivity Products on July 1, 1998, the $20.2 million of payments (net of cash acquired) for the acquisitions of OR, ORTEC, and OR Computers, Inc., the $5.1 million payment (net of cash acquired) for the acquisition of Communications Products, $2.4 million for the acquisition of property and equipment, and $1.6 million in capital expenditures for leasehold improvements at SBS' new facility located in Carlsbad, California.

    INTEREST EXPENSE. In fiscal 1999, interest expense increased 53.2%, or $100,000, from $188,000 in fiscal 1998, to $288,000. This increase was due to interest associated with the $7.9 million of borrowings drawn under SBS' line of credit, as well as interest paid on the $10.4 million payment for the remaining interest in OR and ORTEC, partially offset by the elimination of the imputed interest expense associated with the notes payable to the former owners of Connectivity Products.

    FOREIGN EXCHANGE GAINS. In fiscal 1999, the $667,000 of foreign exchange gains were primarily attributable to the change in exchange rates between December 9, 1998 and February 28, 1999, relating to the DM 16.7 million of payments made during the quarter ended March 31, 1999 for the remaining interests in OR and ORTEC (see "Recent Acquisitions" above).

    INCOME TAXES. For fiscal 1999 and fiscal 1998, income taxes represented effective income tax rates of 34.3% and 39.0%, respectively. The decrease in the effective rate was due to tax planning strategies

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

implemented by SBS, including research and experimental tax credits (including $0.5 million of credits related to prior years), and increased use of SBS' foreign sales corporation, partially offset by a higher effective tax rate in Germany.

    EARNINGS PER SHARE. For fiscal 1999, net income per common share was $1.05 compared to $0.90 for fiscal 1998. Net income per common share--assuming dilution was $1.00 for fiscal 1999 compared to $0.82 for fiscal 1998. Included in net income per common share and net income per common share--assuming dilution for fiscal 1999 is a net benefit of approximately $0.05 related to non-recurring foreign exchange gains, tax credit adjustments, and an acquired in-process research and development charge. Net income per common share and net income per common share--assuming dilution have been restated to reflect the two-for-one stock split declared August 18, 2000.

REVIEW OF BUSINESS SEGMENTS

    The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities, and acquired in-process research and development charges. This measure of segment profit described above is referred to in this review as "Segment Profit."

COMMUNICATIONS GROUP

                                          SALES TO EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                          ---------------------------   --------------
FY99....................................         $19.3 million           $3.9 million
FY98....................................         $ 4.8 million           $0.8 million

    Communications Group sales to external customers in fiscal 1999 increased 301.9%, or $14.5 million, from $4.8 million in fiscal 1998, to $19.3 million. Of this 301.9%, sales contributed from the acquisitions of Communications Products and Industrial Computers accounted for 289.4% of the increase. The balance of the increase, 12.5%, was attributable to organic growth in sales of the Group's system and enclosure products.

    Communications Group segment profit in fiscal 1999 increased 390.6%, or $3.1 million, from $0.8 million in fiscal 1998, to $3.9 million. This increase was primarily due to earnings contributed by the acquisitions of Communications Products and Industrial Computers and the net margin attributable to the organic growth in sales of the Group's system and enclosure products. For the same reasons, segment profit as a percentage of sales increased from 16.5% in fiscal 1998 to 20.2% in fiscal 1999.

COMPUTER GROUP

                                          SALES TO EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                          ---------------------------   --------------
FY99....................................         $54.8 million          $12.8 million
FY98....................................         $40.3 million          $10.5 million

    Computer Group sales to external customers in fiscal 1999 increased 36.0%, or $14.5 million from $40.3 million in fiscal 1998, to $54.8 million. Of this 36.0%, sales contributed by the acquisitions of OR,

ORTEC, and OR Inc. accounted for 34.8% of the increase. Sales of the Group's computer connectivity and expansion unit products increased 14.0% compared to fiscal 1998, partially offset by a 9.0% decline in sales of the Group's I/O products and the Group's U.S. built computer processor products. These declines were primarily due to the effects of a slowdown in the semiconductor industry and the Asian currency and economic crisis.

    Computer Group segment profit increased 22.4%, or $2.3 million, from $10.5 million in fiscal 1998, to $12.8 million. This increase was primarily due to earnings contributed by the acquisitions of OR, ORTEC, and OR Inc., and the increase in net margin contribution attributable to the increase in sales of the Group's computer connectivity and expansion products, partially offset by the effect on net margin from the decrease in sales of the Group's I/O products and the Group's U.S. built computer processor products, as well as an overall shift to lower margin products. Segment profit as a percentage of sales decreased from 26.0% in fiscal 1998 to 23.4% in fiscal 1999, primarily due to an increase in sales expense as the Group strengthened its sales force and increased investment in product development.

AEROSPACE GROUP

                                          SALES TO EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                          ---------------------------   --------------
FY99....................................         $31.9 million          $10.8 million
FY98....................................         $29.1 million          $11.0 million

    Aerospace Group sales to external customers in fiscal 1999 increased 9.4%, or $2.8 million, from $29.1 million in fiscal 1998, to $31.9 million. In fiscal 1999, sales of the Group's avionics interface products increased 4.8% over fiscal 1998, a reduced rate of growth compared to that experienced by the Group in the past several years. Management believes that this reduced growth was the result of the Group's high market share of its avionics interface products and a decline in defense electronics research and development expenditures. Sales of the Group's telemetry products increased 23.5% in fiscal 1999 over fiscal 1998 as the Group increased its participation in the military and commercial satellite market.

    Aerospace Group segment profit in fiscal 1999 decreased 2.0%, or $200,000, from $11.0 million in fiscal 1998, to $10.8 million. The additional gross margin realized from the Group's increased sales was offset by higher selling, general and administrative expenses and product development costs primarily in the telemetry products area as the Group positioned Telemetry for additional growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    SBS' liquid investment is cash invested either in money market accounts or in overnight repurchase agreements. Due to the nature of these investments, SBS believes that the market risk related to these investments is minimal. SBS' revolving credit facility provides for interest on borrowings based on the prime rate or LIBOR in accordance with the LIBOR margin defined in the Agreement. As a result, increases or decreases in these rates will have the effect of reducing or increasing net income during the period these notes remain outstanding. Although SBS' notes payable at June 30, 2000 under the credit facility are due upon expiration of the facility on March 31, 2001, management currently believes that a portion of or all of these borrowings may be refinanced at prevailing market rates, and as such, the refinanced notes will continue to carry a degree of interest rate risk.

    SBS, as a result of its German operating and financing activities, is exposed to market risk from changes in foreign currency exchange rates. To date, SBS has not entered into any foreign exchange forward contracts to reduce its exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SBS Technologies, Inc.:

    We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Albuquerque, New Mexico
August 11, 2000, except as to note 16,
which is as of August 18, 2000

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,595,078      3,500,556
  Receivables, net (note 3).................................    29,164,257     21,442,108
  Inventories (note 4)......................................    30,492,779     15,755,379
  Deferred income taxes (note 8)............................     5,185,853      2,179,143
  Income tax receivable.....................................     1,022,215         31,728
  Prepaid expenses..........................................       856,399        632,798
  Other current assets......................................       431,776        322,511
                                                              ------------     ----------
      Total current assets..................................    70,748,357     43,864,223
                                                              ------------     ----------
Property and equipment, net (note 5)........................     7,320,222      7,321,717
Intangible assets, net (note 6).............................    54,961,154     36,228,105
Deferred income taxes (note 8)..............................            --      4,488,059
Other assets................................................       130,524        105,751
                                                              ------------     ----------
      Total assets..........................................  $133,160,257     92,007,855
                                                              ============     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (note 7)....................................  $ 20,000,000      3,900,000
  Notes payable to related parties (note 7).................            --      1,391,216
  Accounts payable..........................................     5,556,479      3,319,664
  Accrued representative commissions........................       652,397        529,765
  Accrued salaries..........................................     3,171,690      2,632,993
  Accrued compensated absences..............................     1,229,307      1,201,653
  Other current liabilities.................................     2,603,812      1,804,591
                                                              ------------     ----------
      Total current liabilities.............................    33,213,685     14,779,882
                                                              ------------     ----------
Deferred income taxes (note 8)..............................       932,809             --
                                                              ------------     ----------
      Total liabilities.....................................    34,146,494     14,779,882
                                                              ------------     ----------
Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized,
    13,302,144 and 11,674,966 issued and outstanding at June
    30, 2000 and 1999, respectively (note 16)...............    65,384,516     50,554,450
  Common stock warrants (note 11)...........................            --         38,425
  Accumulated other comprehensive loss......................    (3,967,584)    (2,059,126)
  Retained earnings.........................................    37,596,831     28,694,224
                                                              ------------     ----------
      Total stockholders' equity............................    99,013,763     77,227,973
                                                              ------------     ----------
      Total liabilities and stockholders' equity............  $133,160,257     92,007,855
                                                              ============     ==========

          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30
                                                        ---------------------------------------
                                                            2000          1999          1998
                                                        ------------   -----------   ----------
Sales.................................................  $128,188,773   105,999,233   74,213,901
Cost of sales.........................................    61,173,851    44,480,959   31,793,078
                                                        ------------   -----------   ----------
  Gross Profit........................................    67,014,922    61,518,274   42,420,823
Selling, general and administrative expense...........    26,322,134    23,983,186   16,891,907
Research and development expense......................    15,946,882    14,350,995    7,983,570
Acquired in-process research and development charge...     4,000,000       527,514           --
Amortization of intangible assets.....................     5,009,818     3,980,036    1,937,353
                                                        ------------   -----------   ----------
  Operating income....................................    15,736,088    18,676,543   15,607,993
                                                        ------------   -----------   ----------
Interest income.......................................       449,150       298,372    1,120,871
Interest expense......................................      (450,962)     (287,576)    (187,676)
Foreign exchange gains (losses).......................      (143,597)      666,754           --
                                                        ------------   -----------   ----------
                                                            (145,409)      677,550      933,195
                                                        ------------   -----------   ----------
Income before income taxes and minority interest......    15,590,679    19,354,093   16,541,188
Income taxes (note 8).................................     6,688,072     6,631,322    6,451,000
                                                        ------------   -----------   ----------
Income before minority interest.......................     8,902,607    12,722,771   10,090,188
Minority interest.....................................            --       444,383           --
                                                        ------------   -----------   ----------
Net income............................................  $  8,902,607    12,278,388   10,090,188
                                                        ============   ===========   ==========
Net income per common share...........................  $       0.71          1.05         0.90
                                                        ============   ===========   ==========
Net income per common share--assuming dilution........  $       0.66          1.00         0.82
                                                        ============   ===========   ==========

          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON                                                      ACCUMULATED
                                         STOCK              COMMON                                      OTHER           TOTAL
                                ------------------------    STOCK      RETAINED     COMPREHENSIVE   COMPREHENSIVE   STOCKHOLDERS'
                                  SHARES       AMOUNT      WARRANTS    EARNINGS        INCOME           LOSS           EQUITY
                                ----------   -----------   --------   -----------   -------------   -------------   -------------
BALANCE AT JUNE 30, 1997 (AS
  PREVIOUSLY REPORTED)........   5,405,378   $43,889,754   $111,286   $ 6,325,648                    $        --     $50,326,688
2-for-1 stock split declared
  August 18, 2000
  (note 16)...................   5,405,378            --         --            --                             --              --
Exercise of stock options and
  warrants....................     545,644     2,032,675    (41,168)           --    $        --              --       1,991,507
Income tax benefit from stock
  options exercised...........          --     1,855,604         --            --             --              --       1,855,604
Comprehensive income:
  Net income..................          --            --         --    10,090,188     10,090,188              --      10,090,188
                                ----------   -----------   --------   -----------    -----------     -----------     -----------
Total comprehensive income....                                                        10,090,188
                                                                                     ===========
BALANCE AT JUNE 30, 1998......  11,356,400    47,778,033     70,118    16,415,836                             --      64,263,987
Exercise of stock options and
  warrants....................     283,166     1,182,967    (31,693)           --             --              --       1,151,274
Stock issued to directors
  under restricted stock
  awards......................       7,400        74,000         --            --             --              --          74,000
Stock issued for business
  acquisition.................      48,000       713,878         --            --             --              --         713,878
Stock repurchased and
  retired.....................     (20,000)     (181,928)        --            --             --              --        (181,928)
Income tax benefit from stock
  options exercised...........          --       987,500         --            --             --              --         987,500
Comprehensive income:
  Net income..................          --            --         --    12,278,388     12,278,388              --      12,278,388
  Other comprehensive loss:
    Foreign currency
      translation
      adjustment..............          --            --         --            --     (2,059,126)     (2,059,126)     (2,059,126)
                                ----------   -----------   --------   -----------    -----------     -----------     -----------
Total comprehensive income....                                                        10,219,262
                                                                                     ===========
BALANCE AT JUNE 30, 1999......  11,674,966    50,554,450     38,425    28,694,224                     (2,059,126)     77,227,973
Exercise of stock options and
  warrants....................   1,264,010     9,348,679    (38,425)           --             --              --       9,310,254
Stock-based compensation......          --        28,124         --            --             --              --          28,124
Stock issued to directors
  under restricted stock
  awards......................      13,442        83,000         --            --             --              --          83,000
Acquisition of SciTech........     349,726       241,879         --       400,913             --              --         642,792
Dividends paid to former
  shareholders of SciTech.....          --            --         --      (400,913)            --              --        (400,913)
Fair value of SBS options
  issued in exchange for
  unvested SDL options........          --     1,231,739         --            --             --              --       1,231,739
Income tax benefit from stock
  options exercised...........          --     3,896,645         --            --             --              --       3,896,645
Comprehensive income:
  Net income..................          --            --         --     8,902,607      8,902,607              --       8,902,607
  Other comprehensive loss:
    Foreign currency
      translation
      adjustment..............          --            --         --            --     (1,908,458)     (1,908,458)     (1,908,458)
                                ----------   -----------   --------   -----------    -----------     -----------     -----------
Total comprehensive income....                                                       $ 6,994,149
                                                                                     ===========
BALANCE AT JUNE 30, 2000......  13,302,144   $65,384,516   $     --   $37,596,831                    $(3,967,584)    $99,013,763
                                ==========   ===========   ========   ===========                    ===========     ===========

          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED JUNE 30
                                                         ---------------------------------------
                                                             2000          1999          1998
                                                         ------------   -----------   ----------
Cash flows from operating activities:
  Net income...........................................  $  8,902,607    12,278,388   10,090,188
                                                         ------------   -----------   ----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation.......................................     1,980,845     1,658,272      960,943
    Amortization of intangible assets..................     5,009,818     3,980,036    1,937,353
    Bad debt expense...................................       318,721       210,522      136,078
    Deferred income taxes..............................    (2,505,227)     (973,612)    (250,000)
    Income tax benefit of stock options exercised......     3,896,645       987,500    1,855,604
    Loss on disposition of assets......................       103,438        32,459        7,802
    Foreign exchange losses (gains)....................       143,597      (666,754)          --
    Stock-based compensation...........................        28,124            --           --
    Stock issued to directors under restricted stock
      awards...........................................        83,000        74,000           --
    Imputed interest...................................            --            --      183,749
    Acquired in-process research and development
      charge...........................................     4,000,000       527,514           --
    Minority interest..................................            --       444,383           --
    Changes in assets and liabilities:
      Receivables......................................    (6,830,705)   (3,079,001)  (3,066,609)
      Inventories......................................   (12,571,896)   (1,831,945)  (2,480,430)
      Prepaids and other assets........................      (308,828)     (350,462)    (262,465)
      Accounts payable.................................     1,025,611       308,474      343,790
      Accrued representative commissions...............       122,632       293,537     (253,711)
      Accrued salaries.................................        80,209    (1,131,302)      53,870
      Accrued compensated absences.....................       (20,986)      386,524      173,912
      Income taxes.....................................       366,449    (2,858,114)    (247,290)
      Other current liabilities........................     1,032,633         6,230     (460,937)
                                                         ------------   -----------   ----------
        Net adjustments................................    (4,045,920)   (1,981,739)  (1,368,341)
                                                         ------------   -----------   ----------
        Net cash provided by operating activities......     4,856,687    10,296,649    8,721,847
                                                         ------------   -----------   ----------
Cash flows from investing activities:
  Cash received from sale of assets....................            --         4,905       54,200
  Cash received from sale of marketable securities.....       248,299            --           --
  Business acquisitions, net of cash acquired (note
    2).................................................   (24,681,862)  (25,276,144)  (5,565,603)
  Purchase of license agreement........................    (2,000,000)           --           --
  Acquisition of property and equipment................    (1,909,973)   (4,019,741)  (2,975,552)
                                                         ------------   -----------   ----------
        Net cash used in investing activities..........   (28,343,536)  (29,290,980)  (8,486,955)
                                                         ------------   -----------   ----------

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                   YEAR ENDED JUNE 30
                                                         ---------------------------------------
                                                             2000          1999          1998
                                                         ------------   -----------   ----------
Cash flows from financing activities:
  Payments on notes payable to related parties.........    (1,391,216)   (1,607,467)          --
  Proceeds from notes payable to bank..................    20,000,000     7,900,000           --
  Payments on notes payable to bank....................    (3,975,060)   (4,000,000)          --
  Dividends paid to former shareholders of SciTech.....      (400,913)           --           --
  Payments on long-term borrowings and capital
    leases.............................................            --    (3,000,000)  (1,013,316)
  Repurchase of common stock...........................            --      (181,928)          --
  Proceeds from exercise of stock options and
    warrants...........................................     9,310,254     1,151,274    1,991,507
                                                         ------------   -----------   ----------
        Net cash provided by financing activities......    23,543,065       261,879      978,191
                                                         ------------   -----------   ----------
Effect of exchange rate changes on cash................        38,306      (641,746)          --
                                                         ------------   -----------   ----------
Net increase (decrease) in cash and cash equivalents...        94,522   (19,374,198)   1,213,083
Cash and cash equivalents at beginning of period.......     3,500,556    22,874,754   21,661,671
                                                         ------------   -----------   ----------
Cash and cash equivalents at end of period.............  $  3,595,078     3,500,556   22,874,754
                                                         ============   ===========   ==========
Supplemental disclosure of cash flow information:
  Interest paid........................................  $     99,453       273,867        3,916
  Income taxes paid....................................     5,057,016     9,375,575    5,092,687
  Noncash financing and investing activities:
    Stock options issued in connection with the
      acquisition of SDL...............................     1,231,739            --           --
    Stock issued for acquisition.......................            --       713,878           --
  Summary of assets and equity acquired, and
    liabilities assumed through acquisitions:
    Cash and cash equivalents..........................     1,479,037       586,918      239,021
    Marketable securities..............................       248,299            --           --
    Receivables........................................     1,799,315     5,314,703      943,917
    Inventories........................................     2,431,739     3,378,652      475,311
    Prepaid expenses...................................        81,868       102,512       21,111
    Goodwill and identifiable intangible assets........    26,108,134    24,243,221    4,532,254
    Property and equipment.............................       270,931       556,258       25,817
    Accumulated depreciation...........................       (66,481)           --           --
    Notes payable to related parties...................            --    (2,865,603)          --
    Accounts payable...................................    (1,405,169)     (851,903)    (176,737)
    Accrued representative commissions.................            --            --      (40,240)
    Accrued salaries...................................      (463,551)   (1,753,948)     (73,938)
    Accrued compensated absences.......................       (62,124)      (82,225)      (9,971)
    Debt...............................................       (75,060)           --           --
    Deferred income taxes..............................    (5,024,324)     (105,638)          --
    Income taxes.......................................     1,481,077    (1,888,522)     (54,037)
    Other current liabilities..........................            --      (771,363)     (77,884)
    Common stock.......................................      (241,879)           --           --
    Retained earnings..................................      (400,913)           --           --
                                                         ============   ===========   ==========

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

        SBS is a leading designer and manufacturer of open-architecture, standard bus embedded computer components that system designers can easily utilize to create a custom solution specific to the user's unique application. SBS' product lines include CPU (Pentium-Registered Trademark- and PowerPC-TM-) boards, I/O modules, avionics modules and analyzers, computer connectivity products, expansion units, real-time networks, telemetry boards, DIN-rail embedded PCs, and industrial-grade computers. SBS has operations in New Mexico, Minnesota, North Carolina, California, Wisconsin, Massachusetts and Germany.

        See note 16 for a discussion of the two-for-one stock split declared on August 18, 2000 and applied retroactively in these consolidated financial statements.

    (B)  SALES RECOGNITION

        Sales are recognized when goods are shipped to the customer, except for goods delivered pursuant to a consignment agreement. Revenue is not recognized on consigned goods until title and the risks and rewards of ownership have passed to the consignee.

        Effective July 1, 1998, SBS adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. SOP 97-2 provides additional guidance on when revenue should be recognized and in what amounts, for licensing, selling, leasing, or otherwise marketing computer software. Adoption of SOP 97-2 did not have a material impact on SBS' sales recognition policies or the financial statements.

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

    (F)  INTANGIBLE ASSETS

        Intangible assets include goodwill, noncompete covenants, core-developed technology, assembled work force, customer lists and license agreements. Purchase price consideration relating to SBS' acquisitions has been allocated based on assessments by SBS in conjunction with

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) independent valuation firms. Amortization of intangibles is being recognized using the straight-line method based upon the estimated economic useful lives of the assets (four to ten years). SBS periodically evaluates the carrying amounts of enterprise level goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required. The evaluation is based on the projection of undiscounted future operating cash flows of the acquired operations over the remaining useful life of the related goodwill. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of goodwill, a charge to expense is recognized so that the remaining carrying amount is equal to future undiscounted cash flows.

    (G)  INCOME TAXES

        SBS accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the change.

    (H)  FINANCIAL INSTRUMENTS

        SFAS 107, "Disclosures about Fair Values of Financial Instruments," requires the fair value of financial instruments be disclosed. SBS' financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and notes payable, because of their nature, approximate fair value.

    (I)  RECLASSIFICATIONS

        Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

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

    (K)  STOCK OPTION PLANS

        SBS accounts for its stock option plans in accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. SBS has elected to continue to

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

    (L)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

        SBS reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (M)  COMPREHENSIVE INCOME

        SFAS 130, "Reporting Comprehensive Income," establishes standards for the reporting and presentation of changes in equity from non-owner sources
    in the financial statements.   Non-owner changes in stockholders' equity
    consists of net income and foreign currency translation adjustments and, as permitted under the provisions of SFAS 130, are presented in the Consolidated Statements of Changes in Stockholders' Equity. SFAS 130 does not affect SBS' financial position or results of operations.

    (N)  CURRENCY TRANSLATION

        For operations outside of the United States that prepare financial statements in functional currencies other than the U.S. dollar, SBS translates the statement of operations amounts at average exchange rates for the year and translates assets and liabilities at year-end exchange rates. The translation adjustments are presented as a component of accumulated other comprehensive loss within stockholders' equity. Foreign currency transaction gains and losses are recognized in the statement of operations based on changes in the exchange rates for transactions and balances denominated in non-functional currencies.

(2)  BUSINESS ACQUISITIONS

        On April 12, 2000, SBS completed the acquisition of SDL. Before the acquisition, SDL was a privately held company. Located in Mansfield, Massachusetts, SDL specializes in the design, manufacture and sale of WAN I/O for the telecommunications and data communications markets. SDL designs, manufactures, and markets T1/EI, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI, and PMC form factors, and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. In addition, SDL's products support the operating systems most commonly used in communications, including Windows NT, Solaris, and VxWorks. SBS acquired all of the outstanding stock of SDL for $25.6 million in cash. Of the $25.6 million, $24.8 million was paid to the sellers at closing, and $0.8 million was paid to the sellers on June 27, 2000, upon finalizing the closing balance sheet. Acquisition costs associated with the purchase were $0.6 million. The purchase price also includes $1.2 million for the fair value of SBS options issued in exchange for unvested SDL options. The acquisition was funded with existing cash and a $20.0 million borrowing under SBS'

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  BUSINESS ACQUISITIONS (CONTINUED)
    Credit Agreement with Bank of America, N.A. The acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. Identifiable intangibles are being amortized over four to eight years and goodwill is being amortized over ten years. In connection with the acquisition, SBS recorded a $4.0 million earnings charge, based on an assessment by SBS, in conjunction with an independent valuation firm, of purchased technology of SDL. The assessment determined that $4.0 million of SDL's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. The assessment analyzed certain products that were in various stages of completion ranging from 35% of completion to 85% of completion, with estimated completion dates ranging from the third quarter of calendar 2000 to the second quarter of calendar 2001. The fair value of the purchased technology was determined in accordance with the views expressed by the staff of the Securities and Exchange Commission. The financial results of SDL have been included in SBS' Consolidated Financial Statements from April 12, 2000.

        On December 20, 1999, SBS acquired SciTech, a Madison, Wisconsin based designer and manufacturer of communications network I/O products based on PMC and PCI form factors. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax free reorganization for federal income tax purposes. Under the terms of the agreement, SciTech's shareholders exchanged all outstanding shares of SciTech stock for 349,726 shares of SBS' stock. SciTech was subsequently merged into Communications Products. SciTech's historical results do not have a material effect on combined financial position or results of operations, and as such, the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

        On August 12, 1998, SBS completed the purchase of Communications Products. Based in Carlsbad, California, Communications Products designs, manufactures, and markets CPU boards based on the PowerPC processor for computer applications that utilize VME, CompactPCI, PMC and standalone bus standards. SBS acquired all of the outstanding capital stock of Communications Products for a total purchase price of $5.3 million. Of the $5.3 million, $5.0 million was paid in cash to the sellers at closing, and $0.2 million was paid in cash to the sellers on October 13, 1998, upon finalizing the closing balance sheet. The remainder represents acquisition costs associated with the purchase. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. The financial results of Communications Products have been included in SBS' Consolidated Financial Statements from August 12, 1998.

        On July 1, 1998, SBS acquired through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, SBS acquired, through its newly formed subsidiary, SBS Technologies Holding GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany-based related company which manufactures OR's commercial products and electronic products for other customers. SBS also acquired, through its wholly-owned subsidiary, Embedded Computers, based in Raleigh, North Carolina, a 100% interest in OR Computers, Inc., based in Fairfax, Virginia, which was the U.S. marketing support organization for the OR product line. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers, Inc. was

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  BUSINESS ACQUISITIONS (CONTINUED)

    DM 17.5 million, approximately $9.7 million, paid in cash and 48,000 shares of common stock valued at $0.7 million at closing. In addition, SBS and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby SBS could acquire the remaining shares of both companies on February 28, 1999. In December 1998, SBS modified the option agreements, accelerating the purchase of the remaining interest in OR and ORTEC from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interests in the two companies based in Germany was DM 18.2 million. SBS disbursed the cash, approximately
    $10.4 million, including interest at 4%, during the quarter ended March 31, 1999. Acquisition costs associated with both purchases were approximately $1.1 million. The acquisitions were accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. In connection with the initial acquisition, SBS recorded a $0.5 million earnings charge, based on an assessment by SBS, in conjunction with an independent valuation firm, of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed so that no additional in-process research and development was acquired. The financial results of OR, ORTEC, and OR Computers, Inc. have been included in SBS' Consolidated Financial Statements from July 1, 1998.

        On November 24, 1997, SBS completed the purchase of Industrial Computers, a privately held San Diego County, California based manufacturer specializing in the design and manufacture of rugged, special-purpose PC, and CompactPCI industrial and telecommunications platforms, enclosures and turnkey systems and offering a variety of Intel and PowerPC CPU boards and system enclosures, including rackmount, benchtop, workstation and portable systems. SBS acquired all of the outstanding capital stock of Industrial Computers for a total purchase price of $5.8 million. The acquisition was accounted for using the purchase method of accounting and goodwill is being amortized over a ten year period. The financial results of Industrial Computers have been included in SBS' Consolidated Financial Statements from November 24, 1997.

        The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of SDL, Communications Products, and the minority interest in OR and ORTEC had occurred at the beginning of each year presented to the extent not included in historical results.

                                                           JUNE 30    JUNE 30
                                                             2000       1999
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    --------   --------
Sales....................................................  $139,536   117,497
Net income...............................................    10,745     7,910
Net income per common share..............................      0.86      0.68
                                                           ========   =======
Net income per common share--assuming dilution...........      0.79      0.64
                                                           ========   =======

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  BUSINESS ACQUISITIONS (CONTINUED)
        The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of such dates, nor is it intended to be a projection of future results. For the years ended June 30, 2000 and 1999, non-recurring acquired in-process research and development charges directly attributable to the acquisition of SDL on April 12, 2000 of $4.0 million, and $0.5 million related to the majority interest in OR on July 1, 1998, were not included in the unaudited pro forma consolidated results of operations.

(3)  RECEIVABLES

        Receivables, net consisted of the following:

                                                              JUNE 30
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
Accounts receivable.................................  $29,993,290   22,205,155
  Less allowance for doubtful accounts..............     (829,033)    (763,047)
                                                      -----------   ----------
                                                      $29,164,257   21,442,108
                                                      ===========   ==========

(4)  INVENTORIES

        Inventories consisted of the following:

                                                              JUNE 30
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
Raw materials.......................................  $15,010,729    7,598,642
Work in process.....................................    8,902,019    4,150,779
Finished goods......................................    5,379,699    4,005,958
Inventory consigned to others.......................    1,200,332           --
                                                      -----------   ----------
                                                      $30,492,779   15,755,379
                                                      ===========   ==========

(5)  PROPERTY AND EQUIPMENT

        Property and equipment, net consisted of the following:

                                                              JUNE 30
                                                      ------------------------
                                                         2000          1999
                                                      -----------   ----------
Computers...........................................  $ 3,855,413    3,252,977
Software............................................    2,232,509    1,826,394
Furniture and equipment.............................    3,928,372    3,255,039
Leasehold improvements..............................    2,554,981    2,430,838
                                                      -----------   ----------
                                                       12,571,275   10,765,248
  Less accumulated depreciation.....................   (5,251,053)  (3,443,531)
                                                      -----------   ----------
                                                      $ 7,320,222    7,321,717
                                                      ===========   ==========

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(6)  INTANGIBLE ASSETS

        Intangible assets, net consisted of the following:

                                                 JUNE 30
                                         ------------------------    ESTIMATED
                                            2000          1999      USEFUL LIFE
                                         -----------   ----------   ------------
Goodwill...............................  $48,505,074   44,055,185   5 - 10 years
Core-developed technology..............   14,800,000           --     7 years
License agreement......................    2,000,000           --     5 years
Other..................................    2,517,841      227,894   3 - 8 years
                                         -----------   ----------
                                          67,822,915   44,283,079
  Less accumulated amortization........  (12,861,761)  (8,054,974)
                                         -----------   ----------
                                         $54,961,154   36,228,105
                                         ===========   ==========

(7)  NOTES PAYABLE AND LINE OF CREDIT

        Notes payable and line of credit consisted of the following:

                                                               JUNE 30
                                                       -----------------------
                                                          2000         1999
                                                       -----------   ---------
Revolving credit facility notes......................  $20,000,000   3,900,000
                                                       ===========   =========
Related party notes payable to former shareholders of
  OR, including interest at 7.50% through June 30,
  1999, due no earlier than December 31, 1999, unless
  agreed to by both parties..........................  $        --   1,391,216
                                                       ===========   =========

        On December 1, 1998, SBS entered into a $15.0 million credit agreement. The agreement expired on November 30, 1999, but was modified to extend the expiration date to January 31, 2000. Effective January 31, 2000, the agreement was renewed and modified, allowing for $25.0 million of borrowings with an expiration date of November 30, 2001. Effective March 31, 2000, the agreement was modified, allowing for $30.0 million of borrowings with an expiration date of March 31, 2001. The revolving credit facility provides, at SBS' option, interest at the prime rate or LIBOR in accordance with the LIBOR margin. Using the LIBOR, if SBS' Senior Funded Debt to EBITDA ratio is less than .50, the interest rate is LIBOR plus 1.50%. If SBS' Senior Funded Debt to EBITDA ratio is greater than or equal to .50 but less than or equal to 1.25, the interest rate is LIBOR plus 1.75%. The facility calls for a commitment fee, payable quarterly, of 0.20% times the average daily unused portion of the $30,000,000 commitment. As of June 30, 2000, the total outstanding amount under this facility was $20,000,000, bearing interest at a fixed rate of 8.16% until September 13, 2000, at which time the obligation matures under the existing LIBOR interest rate period. All outstanding borrowings are due upon expiration of the agreement. SBS is required, under this agreement, to maintain certain financial ratios. At June 30, 2000, SBS was in compliance with all of the covenants of the agreement. The facility is secured by accounts receivable and inventory and is guaranteed by each of SBS' U.S. subsidiaries.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(8)  INCOME TAXES

        Income before income taxes is comprised of the following:

                                                   YEAR ENDED JUNE 30
                                          -------------------------------------
                                             2000          1999         1998
                                          -----------   ----------   ----------
U.S.....................................  $15,643,273   18,865,677   16,541,188
Foreign.................................      (52,594)     488,416           --
                                          -----------   ----------   ----------
                                          $15,590,679   19,354,093   16,541,188
                                          ===========   ==========   ==========

        Income tax expense is comprised of the following:

                                                     YEAR ENDED JUNE 30
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------   ---------   ---------
Current:
  U.S. Federal.............................  $6,915,149   5,344,920   5,447,200
  State....................................   1,401,905   1,173,277   1,253,800
  Foreign..................................     824,272   1,055,965          --
Deferred:
  U.S. Federal.............................  (1,716,589)   (408,240)   (202,500)
  State....................................    (290,477)    (77,760)    (47,500)
  Foreign..................................    (446,188)   (456,840)         --
                                             ----------   ---------   ---------
                                             $6,688,072   6,631,322   6,451,000
                                             ==========   =========   =========

        Income tax expense was provided for at an effective rate of 42.9, 34.3 and 39.0 percent in 2000, 1999 and 1998, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the statutory U.S. Federal tax rate to income before income taxes) as follows:

                                                     YEAR ENDED JUNE 30
                                             -----------------------------------
                                                2000         1999        1998
                                             ----------   ----------   ---------
Computed "expected" tax expense............  $5,456,738    6,773,933   5,735,651
State income tax, net of federal income tax
  benefit..................................     722,428      712,086     933,631
Non-deductible IPR&D.......................   1,400,000           --          --
Non-deductible goodwill and interest.......     504,215      395,000          --
Non-taxable interest income................    (411,852)          --          --
Non-taxable S-Corp income from SciTech.....    (117,788)          --          --
Foreign rate differential..................     (52,208)      33,180          --
Dividend from foreign sales corporation....    (350,000)    (192,500)   (102,000)
Research and experimental tax credits......    (420,000)  (1,095,000)   (250,000)
Other......................................     (43,461)       4,623     133,718
                                             ----------   ----------   ---------
                                             $6,688,072    6,631,322   6,451,000
                                             ==========   ==========   =========

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(8)  INCOME TAXES (CONTINUED)
        The significant components of deferred income tax assets and liabilities are as follows:

                                                               JUNE 30
                                                       -----------------------
                                                          2000         1999
                                                       -----------   ---------
Deferred tax assets:
  Vacation and severance accruals....................  $   402,000     406,000
  Inventory capitalization...........................    2,776,500     844,850
  Acquired IPR&D.....................................    3,375,636   3,697,500
  Accrued expenses...................................      219,000     190,460
  Amortization.......................................    1,496,300     933,500
  Allowance for uncollectible accounts...............      256,200     150,900
  Foreign tax credits................................      977,209     599,125
  Unbilled receivables...............................      476,500          --
  Fair value of unvested stock options...............      373,156          --
  Net operating loss carryforward....................    1,065,309          --
  Other..............................................      749,490     443,992
                                                       -----------   ---------
                                                        12,167,300   7,266,327
    Valuation allowance for deferred tax assets......   (1,433,147)   (599,125)
                                                       -----------   ---------
Total deferred tax assets............................   10,734,153   6,667,202

Deferred tax liabilities:
  Identifiable intangible assets.....................   (6,481,109)         --
                                                       -----------   ---------
Net deferred tax assets..............................  $ 4,253,044   6,667,202
                                                       ===========   =========

        As of June 30, 2000, SBS had a foreign tax credit carryforward of approximately $1.0 million. Additionally, SBS had a net operating loss carryforward of approximately $1.1 million, as a result of the acquisition of SDL. Excess foreign tax credits may be carried back two years and forward five years. The net operating loss can be carried forward up to twenty years and is limited by Internal Revenue Code Section 382. In accordance with the provisions of Internal Revenue Code Section 382, utilization of SBS' net operating loss carryforward is estimated to be limited to approximately
    $0.6 million per year. Due to the uncertainty of the realization of the foreign tax credit carryforward and certain tax attributes of SDL, SBS has established a valuation allowance of approximately $1.4 million as of June 30, 2000. To the extent that $0.5 million of this valuation allowance related to SDL tax attributes is reduced in future periods, the benefit will be recognized as a reduction of goodwill. In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 2000.

(9)  EARNINGS PER SHARE

        Net income per common share is based on weighted average shares outstanding. Net income per common share--assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(9)  EARNINGS PER SHARE (CONTINUED)

        A reconciliation of the numerator and denominator of the per share and per share--assuming dilution calculation follows:

                                                 INCOME         SHARES       PER-SHARE
YEAR ENDED JUNE 30                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
------------------                             -----------   -------------   ---------
2000
----
NET INCOME PER COMMON SHARE
  Net income.................................  $ 8,902,607     12,463,056      $0.71
                                                                               =====
EFFECT OF DILUTIVE SECURITIES
  Dilutive options...........................           --      1,126,840
                                               -----------     ----------
NET INCOME PER COMMON SHARE--ASSUMING
  DILUTION
  Net income.................................  $ 8,902,607     13,589,896      $0.66
                                               ===========     ==========      =====

                                                 INCOME         SHARES       PER-SHARE
1999                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
----                                           -----------   -------------   ---------
NET INCOME PER COMMON SHARE
  Net income.................................  $12,278,388     11,655,052      $1.05
                                                                               =====
EFFECT OF DILUTIVE SECURITIES
  Dilutive options and warrants..............           --        681,184
                                               -----------     ----------
NET INCOME PER COMMON SHARE--ASSUMING
  DILUTION
  Net income.................................  $12,278,388     12,336,236      $1.00
                                               ===========     ==========      =====

                                                 INCOME         SHARES       PER-SHARE
1998                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
----                                           -----------   -------------   ---------
NET INCOME PER COMMON SHARE
  Net Income.................................  $10,090,188     11,166,858      $0.90
                                                                               =====
EFFECT OF DILUTIVE SECURITIES
  Dilutive options and warrants..............           --      1,160,024
                                               -----------     ----------
NET INCOME PER COMMON SHARE--ASSUMING
  DILUTION
  Net income.................................  $10,090,188     12,326,882      $0.82
                                               ===========     ==========      =====

        For the years ended June 30, 2000, 1999 and 1998, options to purchase 350,008, 1,890,098 and 776,534 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share--assuming dilution, because the options' exercise price was greater than the average market price of the underlying common shares.

(10)  LEASES

        SBS leases its main facilities in Albuquerque, New Mexico, Carlsbad, California, Newark, California, St. Paul, Minnesota, Raleigh, North Carolina, Madison, Wisconsin, Mansfield,

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(10)  LEASES (CONTINUED)
    Massachusetts, Augsburg, Germany, and Mindelheim, Germany under noncancelable operating leases which expire at various dates through fiscal 2006. SBS also leases various items of equipment under noncancelable operating leases which expire at various dates through fiscal 2006.

        The following is a five-year schedule of future minimum lease payments:

                                         BUILDINGS        EQUIPMENT
                                          MINIMUM          MINIMUM
YEAR ENDING JUNE 30                    LEASE PAYMENTS   LEASE PAYMENTS     TOTAL
-------------------                    --------------   --------------   ----------
2001.................................    $ 2,445,856         92,565       2,538,421
2002.................................      2,504,652         55,343       2,559,995
2003.................................      2,384,796         52,890       2,437,686
2004.................................      2,340,264         45,938       2,386,202
2005.................................      2,236,116         31,264       2,267,380
                                         -----------        -------      ----------
                                         $11,911,684        278,000      12,189,684
                                         ===========        =======      ==========

        Total rental expense for operating leases for the years ended June 30, 2000, 1999, and 1998 was $2,519,193, $1,990,785 and $1,289,457,
    respectively.

(11)  STOCK OPTION PLANS AND WARRANTS

    (A)  1992, 1993, 1995, 1996 AND 1997 INCENTIVE STOCK OPTION PLANS

        SBS has 1992, 1993, 1995, 1996 and 1997 Incentive Stock Option Plans whereby a total of 2,800,000 shares of its common stock are reserved for discretionary grant of options by the Board to officers and employees. The plans all terminate ten years after inception, from the years 2001 to 2006. The options are intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code (the "Code"). The plans generally permit options to be granted (i) only to employees or officers and not to directors as such; (ii) for a period of up to ten years; and
    (iii) at prices not less than fair market value of the underlying common stock at the date of grant. Under the Code, holders of more than 10 percent of SBS' stock cannot be granted options with a duration of more than five years or exercisable at a price less than 110 percent of the fair market value of the underlying common stock on the date of grant. Options granted under the plans may be exercised as provided by the administering committee or Board of Directors of SBS. All of these options are exercisable at the quoted market value of SBS' common stock in effect on the respective dates of the grants.

    (B)  1993 DIRECTOR AND OFFICER STOCK OPTION PLAN

        SBS has a 1993 Director and Officer Stock Option Plan whereby a total of 5% of the number of shares of its common stock outstanding at the first day of each fiscal year plus shares not awarded in prior years and underlying expired or terminated options are reserved for grant of options to all Directors of SBS who are not employees and all Executive Officers of SBS. Directors who are not employees of SBS receive automatic grants on the anniversary date of their service as a Director of SBS. Executive Officers receive grants at the discretion of the Board of Directors. All options are granted at a price equal to fair market value of the underlying common stock on the date of grant. The Directors' options become exercisable one year from the date of grant and

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) STOCK OPTION PLANS AND WARRANTS (CONTINUED) terminate twelve months from the date the optionee ceases to be a member of the Board of Directors or in five years, whichever occurs first.

    (C)  1996 EMPLOYEE STOCK PURCHASE PLAN

        The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 and was subsequently approved at the November 1996 Annual Shareholders' Meeting. The plan, as amended, provided for the grant of options to eligible employees on January 21, 1996 through January 21, 2003. In fiscal 1999, a subsequent amendment changed the grant date from January 21 to December 31 for grants made subsequent to January 21, 1999. Individual grants are issued for a percentage of the employee's annual base salary, as determined each year by the Board of Directors, up to 10%, divided by the fair market value of one share of SBS' common stock on the date of grant. Options are eligible to be exercised beginning 18 months after the date of grant for a period of nine months, at which time they will expire.

    (D)  1998 LONG-TERM EQUITY INCENTIVE PLAN

    The 1998 Long-Term Equity Incentive Plan was adopted by the Board of Directors on September 15, 1997 and subsequently approved at the December 1997 reconvened Annual Shareholders' Meeting. All full-time employees of SBS and its subsidiaries and all non-employee Directors of SBS are eligible to participate in the plan, except that no person owning, directly or indirectly, more than 15% of the total combined voting power of all classes of stock shall be eligible to participate. The plan provides for the grant of any or all of the following types of awards: (i) stock options, including incentive stock options;
(ii) stock appreciation rights; (iii) restricted stock; (iv) performance shares and units; and (v) other stock-based awards. The maximum number of shares of common stock that shall be available for grant of awards under the plan shall not exceed 3,000,000, subject to adjustment in accordance with the provisions of the plan. The exercise price of each option granted under (i) is determined by the Board of Directors but cannot be less than 100% of the fair market value of the underlying common stock on the date of grant. The exercise price of each option granted under (v) is determined by the Board of Directors and can be less than the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The plan expires in January 2008.

    (E)  WARRANTS

        In connection with the acquisition of Modular I/O, warrants to purchase 800,000 shares of common stock at $2.25 were issued to the former shareholders and option holders of Modular I/O. All of these warrants were fully vested at June 30, 1996. At June 30, 2000, all of the warrants had been exercised or were forfeited under the net issuance method.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(11)  STOCK OPTION PLANS AND WARRANTS (CONTINUED)
        Information regarding SBS' stock option plans and warrants is summarized in the table below:

                                              ALL        1993       1996       1998
                                             ISOPS       D&O        ESPP        LT       WARRANTS     TOTAL
                                           ---------   --------   --------   ---------   --------   ---------
OUTSTANDING AT 6/30/97...................  1,594,668   614,000    117,710           --   445,142    2,771,520
  Granted................................    210,000    74,000     87,592      566,000        --      937,592
  Exercised..............................    129,772   207,000     68,062           --   140,810      545,644
  Cancelled..............................     77,500   235,000     10,708           --    23,860      347,068
                                           ---------   -------    -------    ---------   -------    ---------
OUTSTANDING AT 6/30/98...................  1,597,396   246,000    126,532      566,000   280,472    2,816,400
  Granted................................         --   100,000    158,034    1,248,942        --    1,506,976
  Exercised..............................     84,000    90,000         --           --   109,166      283,166
  Cancelled..............................         --        --     55,894      109,210    17,608      182,712
                                           ---------   -------    -------    ---------   -------    ---------
OUTSTANDING AT 6/30/99...................  1,513,396   256,000    228,672    1,705,732   153,698    3,857,498
  Granted................................         --    59,926    106,372    1,546,926        --    1,713,224
  Exercised..............................    609,872    72,000     58,014      370,426   153,698    1,264,010
  Cancelled..............................    130,000        --     71,540      297,686        --      499,226
                                           ---------   -------    -------    ---------   -------    ---------
OUTSTANDING AT 6/30/00...................    773,524   243,926    205,490    2,584,546        --    3,807,486
                                           =========   =======    =======    =========   =======    =========
  Exercisable at 6/30/98.................    492,394   155,000         --           --   280,472      927,866
  Exercisable at 6/30/99.................    840,060   206,000         --      208,330   153,698    1,408,088
  Exercisable at 6/30/00.................    421,854   184,000         --      413,316        --    1,019,170
                                           =========   =======    =======    =========   =======    =========
  Available for grant at 6/30/00.........    145,218   862,374    268,438       24,178        --    1,300,208
                                           =========   =======    =======    =========   =======    =========

        Weighted average option exercise price information for fiscal years 2000, 1999, and 1998 follows:

                                                          2000       1999       1998
                                                        --------   --------   --------
Outstanding at July 1.................................   $10.07      9.06       6.77
Granted during the year:
  Price = market value................................    15.08     10.45      12.76
  Exchanged in SDL acquisition........................     1.31        --         --
Exercised during the year.............................     7.38      5.10       3.88
Cancelled during the year.............................    11.40     11.95       8.91
Outstanding at June 30................................    12.71     10.07       9.06
Exercisable at June 30................................    10.78      7.94       4.95
                                                         ======     =====      =====

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(11)  STOCK OPTION PLANS AND WARRANTS (CONTINUED)

        Significant option groups outstanding and exercisable at June 30, 2000 and related weighted average price and life information follows:

                                                     WEIGHTED
                                                      AVERAGE                                      WEIGHTED
                                                     REMAINING    WEIGHTED AVERAGE                 AVERAGE
                                        NUMBER      CONTRACTUAL       EXERCISE         NUMBER      EXERCISE
RANGE OF EXERCISE PRICES              OUTSTANDING      LIFE            PRICE         EXERCISABLE    PRICE
------------------------              -----------   -----------   ----------------   -----------   --------
$ 0.78 - $11.25.....................   1,019,388        6.20           $ 7.10           454,436     $ 6.17
$11.28 - $14.38.....................     983,272        6.69           $12.64           230,334     $12.99
$14.44 - $15.63.....................     962,774        7.98           $14.86           150,000     $14.68
$15.75 - $23.00.....................     842,052        8.11           $17.10           184,400     $16.20
$ 0.78 - $23.00.....................   3,807,486        7.20           $12.71         1,019,170     $10.78

        The per share weighted average fair value of stock options granted at a price equal to fair market value of the underlying common stock during 2000, 1999 and 1998 was $8.06, $5.10 and $5.95, respectively, on the date of grant. The per share weighted average fair value of stock options exchanged in the SDL acquisition, recognized as a part of the purchase price of SDL, was $13.28. The fair value of options at date of grant was estimated using the Black-Scholes Model with the following weighted average assumptions:

                                                        2000          1999          1998
                                                      --------      --------      --------
Expected life (years)...........................        3.47          2.90          3.14
Risk free interest rate.........................        6.12%         5.93%         5.83%
Volatility......................................       70.09%        69.25%        62.59%
Dividend yield..................................          --            --            --

        SBS applies APB Opinion 25 accounting for its plans. Had SBS determined compensation cost based on fair value at grant date for its stock options under SFAS 123, SBS' net income and EPS would have been reduced to the pro forma amounts indicated below:

                                              2000         1999         1998
                                           ----------   ----------   ----------
Net income, as reported..................  $8,902,607   12,278,388   10,090,188
Net income, pro forma....................   3,473,193    6,139,834    6,333,362
EPS, as reported (basic).................        0.71         1.05         0.90
EPS, pro forma (basic)...................        0.28         0.53         0.57
EPS, as reported (diluted)...............        0.66         1.00         0.82
EPS, pro forma (diluted).................        0.28         0.53         0.55

        Pro forma net income reflects only options granted since July 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to July 1, 1995 is not considered.

(12)  RETIREMENT PLAN

        SBS maintains a retirement plan under Section 401(k) of the Code for all U.S. employees of SBS. The plan provides for employees to selectively defer a percentage of their wages, which SBS matches at a predetermined rate not to exceed 4 percent of the employee's wages. The plan also provides for additional contributions at the discretion of the Board of Directors. SBS contributions

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(12)  RETIREMENT PLAN (Continued)
    to the plan during the years ended June 30, 2000, 1999 and 1998 were $846,664, $778,566 and $582,488, respectively.

(13)  SEGMENT FINANCIAL DATA

        SBS operates internationally through three operating segments: the Communications Group, the Computer Group, and the Aerospace Group. The Communications Group was established this fiscal year and includes Communications Products and Industrial Computers (which were included in the Computer Group prior to this time), and SDL. The European Group which consisted of OR and ORTEC has been merged into the Computer Group, as their business is closely related to the processor and I/O product businesses and is now under the same management. These segments are based on the markets that are served, the products that are provided to those markets, and have managers who report directly to the chief operating decision-maker. Reportable segments for all periods have been reclassified to conform to the new segment reporting structure. A description of these segments follows:

       - The Communications Group designs, manufactures and markets products that support the operating systems most commonly used in communications applications. These products include CPU boards based on the PowerPC processor, WAN I/O and network I/O and systems and enclosures.

       - The Computer Group develops, manufactures and markets SBS' processor boards, modular I/O boards and computer connectivity and expansion units. The principal customers of this group are OEM's which serve the industrial automation and control, and military systems industries.

       - The Aerospace Group develops, manufactures and markets avionics interfaces utilized for military aircraft and satellite development and test applications and products sold for telemetry ground stations, principally serving the satellite market.

        SBS measures its segments' results of operations based on income before income taxes and minority interest and prior to allocation of corporate overhead expenses, substantially all amortization of goodwill and intangibles, corporate interest income and expense and acquired in-process research and development charges associated with purchase business combinations. The accounting policies used to measure segment results of operations are the same as those described

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(13)  SEGMENT FINANCIAL DATA (CONTINUED)
    in note 1. Intersegment sales are accounted for at prevailing market prices and were not significant in the fiscal year ended June 30, 1998.

                                                                                      CORPORATE
                                          COMMUNICATIONS    COMPUTER    AEROSPACE      AND UN-
                                              GROUP          GROUP        GROUP      ALLOCATED(1)    OTHER(2)       TOTAL
                                          --------------   ----------   ----------   ------------   ----------   -----------
Gross Sales..................    2000      $44,259,470     58,430,670   26,574,430            --            --   129,264,570
Intersegment sales...........                 (334,417)      (345,620)    (395,760)           --            --    (1,075,797)
                                           -----------     ----------   ----------                               -----------
  Sales to external
    customers................               43,925,053     58,085,050   26,178,670            --            --   128,188,773
Gross Sales..................    1999       19,583,433     54,922,364   32,002,628            --            --   106,508,425
Intersegment sales...........                 (238,255)      (155,541)    (115,396)           --            --      (509,192)
                                           -----------     ----------   ----------                               -----------
  Sales to external
    customers................               19,345,178     54,766,823   31,887,232            --            --   105,999,233
Sales to external
  customers..................    1998        4,813,155     40,263,837   29,136,909            --            --    74,213,901

Interest income..............    2000           13,761         15,488           --       419,901            --       449,150
                                 1999            1,026         14,173          980       282,193            --       298,372
                                 1998            9,827          1,171        3,596     1,106,277            --     1,120,871
Interest expense.............    2000           15,222         50,359           --       385,381            --       450,962
                                 1999            6,367         88,375           --       192,834            --       287,576
                                 1998               --          1,672           --       186,004            --       187,676
Depreciation and.............    2000          452,388        632,138      653,531     5,252,606            --     6,990,663
  amortization                   1999          197,384        639,113      607,522     4,194,289            --     5,638,308
                                 1998            5,287        374,913      454,743     2,063,353            --     2,898,296
Segment profit (Income
  before.....................    2000       10,207,381     11,919,386    6,892,785    (9,428,873)   (4,000,000)   15,590,679
  taxes and minority
    interest)                    1999        3,898,068     12,823,811   10,756,753    (7,597,025)     (527,514)   19,354,093
                                 1998          794,561     10,477,885   10,973,110    (5,704,368)           --    16,541,188
Total assets.................    2000       31,920,455     26,843,328    9,204,738    65,191,736            --   133,160,257
                                 1999       11,202,749     22,914,294   11,173,670    46,717,142            --    92,007,855
                                 1998        3,472,181     12,837,390   10,450,496    47,555,120            --    74,315,187

--------------------------

    (1) The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead, substantially all interest expense, interest income, and amortization expense associated with goodwill and intangibles not considered in assessing segment profit. Corporate assets primarily include cash and cash equivalents, deferred income tax assets and intangible assets.

    (2) Fiscal 2000 and 1999 include charges for acquired in-process research and development associated with purchase business combinations that management does not consider in assessing segment profit.

(14)  GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

                                     UNITED        UNITED
                                     STATES        STATES
                                    DOMESTIC      EXPORTS      GERMANY        TOTAL
                                   -----------   ----------   ----------   -----------
Sales from External...    2000     $91,437,991   25,365,444   11,385,338   128,188,773
  Customers(1)            1999      79,150,230   16,878,726    9,970,277   105,999,233
                          1998      62,634,057   11,579,844           --    74,213,901
Long-lived assets,
  net.................    2000       6,995,148           --      325,074     7,320,222
                          1999       7,002,752           --      318,965     7,321,717
                          1998       4,460,276           --           --     4,460,276

------------------------

(1) Sales are classified according to the location of the shipment.

        During the years ended June 30, 2000, 1999 and 1998, United States export sales as a percentage of total United States sales were 21.7%, 17.6%, and 15.6%, respectively. United States export sales were made primarily in the following foreign markets:

                                       2000                  1999                  1998
                                -------------------   -------------------   -------------------
                                 SALES                 SALES                 SALES
                                (000'S)       %       (000'S)       %       (000'S)       %
                                --------   --------   --------   --------   --------   --------
United Kingdom................  $ 1,929       7.6       1,680      10.0       1,400      12.1
Germany.......................    1,433       5.6       1,525       9.0       1,100       9.5
Korea.........................      934       3.7         420       2.5         700       6.0
France........................    1,495       5.9       1,415       8.4       1,150       9.9
Japan.........................    4,271      16.9       4,050      24.0       2,600      22.5
Canada........................    2,892      11.4       2,215      13.1       1,700      14.7
Sweden........................    9,097      35.9       2,100      12.4         480       4.1
Israel........................      691       2.7       1,035       6.1         220       1.9
All others....................    2,623      10.3       2,439      14.5       2,230      19.3
                                -------     -----      ------     -----      ------     -----
                                $25,365     100.0      16,879     100.0      11,580     100.0
                                =======     =====      ======     =====      ======     =====

        In fiscal 2000, 1999 and 1998, no one customer, or group of entities known to be under common control, exceeded 10% of SBS' sales.

(15)  CONTINGENCIES

        SBS is subject to various claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS.

(16)  SUBSEQUENT EVENT

        On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, payable on September 20, 2000. All references to net income per common share, net income per common share--assuming dilution, common stock, and stockholders' equity have been restated as if the stock split occurred as of the earliest period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is incorporated by reference to the SBS' definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting to be held November 9, 2000.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

    The information required by this item, pertaining to information on directors, is incorporated by reference to SBS' Proxy Statement under the section entitled "Proxy Item No. 1--Election of Directors." The information required by this item, pertaining to information on executive officers, is incorporated by reference to SBS' Proxy Statement under the sub-section of Proxy Item No. 1 entitled "Executive Officers Who Are Not Directors."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to SBS' Proxy Statement under the section entitled "Compensation of Named Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to of SBS' Proxy Statement under the section entitled "Ownership of SBS Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to SBS' Proxy Statement under the section entitled "Proxy Item No. 1--Election of Directors" and sub-section of Proxy Item No. 1 entitled "Executive Officers Who Are Not Directors."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statement Schedule

    Report of Independent Auditors' on Financial Statement Schedule
    Schedule II--Valuation and Qualifying Accounts

(b) Exhibits. The Exhibits listed on the accompanying Index to Exhibits at the end of this Report are filed as part of, or incorporated by reference into, this Report.

(c) Reports on Form 8-K during the fourth quarter.

    On April 26, 2000, SBS filed Form 8-K relating to the acquisition of all of the outstanding shares of SDL Communications, Inc. on April 12, 2000.

    On May 16, 2000, SBS filed Form 8-K related to options for 266,666 shares of common stock held by Christopher J. Amenson, SBS' Chairman and Chief Executive Officer and his intent to exercise and sell these shares before their expiration on December 31, 2000.

    On June 23, 2000, SBS filed Form 8-K/A relating to the acquisition of all of the outstanding shares of SDL Communications, Inc. on April 12, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SBS TECHNOLOGIES, INC.

                                                       By:  /s/ CHRISTOPHER J. AMENSON
                                                            -----------------------------------------
                                                            Christopher J. Amenson
                                                            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                            OFFICER

Date: September 22, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SBS Technologies, Inc.:

    Under date of August 11, 2000, except as to note 16, which is as of August 18, 2000, we reported on the consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Albuquerque, New Mexico
August 11, 2000

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS    ADDITIONS
                                               BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE AT
                                               BEGINNING    COSTS AND      OTHER                            END
DESCRIPTION                                     OF YEAR      EXPENSES     ACCOUNTS       DEDUCTIONS       OF YEAR
-----------                                    ----------   ----------   ----------      ----------      ----------
FOR THE YEAR ENDED JUNE 30, 2000:
Allowances deducted from assets
  Accounts receivable........................   $763,047     318,721           --          252,736(b)      829,032

FOR THE YEAR ENDED JUNE 30, 1999:
Allowances deducted from assets
  Accounts receivable........................    250,000     210,522      403,837(a)       101,312(b)      763,047

FOR THE YEAR ENDED JUNE 30, 1998:
Allowances deducted from assets
  Accounts receivable........................    269,293     136,078           --          155,371(b)      250,000

------------------------

NOTES:

(a) Primarily bad debt reserves assumed through acquisition.

(b) Primarily accounts written off and foreign currency translation adjustments.

                             SBS TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FISCAL YEAR ENDED JUNE 30, 2000
                               INDEX TO EXHIBITS

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
      3.i(3)            Articles of Incorporation, as amended on February 11, 1998

      3.ii(4)           By-laws, as amended on May 8, 1995

      4.a(5)            Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS
                          Technologies, Inc.

      4.b(5)            Articles I, II of the Bylaws of SBS Engineering, Inc., as
                          amended

      4.c(5)            Form of certificate evidencing Common Stock

      4.1(8)            Rights Agreement dated as of September 15, 1997 between SBS
                          Technologies, Inc. and First Security Bank, National
                          Association, as Rights Agent, which includes the form of
                          Right Certificate as Exhibit A and the Summary of Rights
                          to Purchase Common Shares as Exhibit B.2

     10.b(6)            Employment agreement between Registrant and Scott A.
                          Alexander, dated October 1, 1993, as amended

     10.c(7)            1997 Employee Incentive Stock Option Plan

     10.d(6)            Employment agreement between Registrant and Christopher J.
                          Amenson, dated April 24, 1992, as amended

     10.f(1)(7)         1992 Incentive Stock Option Plan

     10.g(1)            Stock Bonus Plan

     10.h(2)(7)         1993 Incentive Stock Option Plan

     10.i(2)(7)         1993 Director and Officer Stock Option Plan

     10.v(6)(7)         1996 Employee Stock Purchase Plan, adopted January 21, 1996

     10.x(6)            Lease dated March 5, 1996, between Registrant and Bohannon
                          Trust Partnership II.

     10.z               Management Incentive Plan Filed herewith electronically

     10.ac(9)           Office/Warehouse Lease Between Lutheran Brotherhood, (a
                          Minnesota Corporation), and Bit 3 Computer Corporation, a
                          wholly owned subsidiary of SBS Technologies, Inc., dated
                          September 5, 1997.

     10.ad(9)           Amendment #1 to Lease between Lutheran Brotherhood, a
                          Minnesota Corporation, and Bit 3 Computer Corporation, a
                          wholly owned subsidiary of SBS Technologies, Inc., dated
                          December 23, 1997

     10.ae(10)          Settlement Agreement and Release between SBS Technologies,
                          Inc. and Stephen D. Cooper

     10.af(11)          Purchase Agreement dated July 1, 1998 between SBS
                          Technologies, Inc. and or Industrial Computers GmbH, et al

     10.ag(11)          Purchase Agreement dated August 12, 1998 between SBS
                          Technologies, Inc. and Themis Computer and the minority
                          shareholders of V-I Computer

     10.ah(12)          Standard Industrial Lease Between Carlsbad Business Park,
                          LLC, (a California Limited Liability Company), and SBS
                          Technologies, Inc. dated September 10, 1998

     10.ai(13)          Credit Agreement between SBS Technologies, Inc., as
                          borrower, and Bank of America N.A., formerly Nationsbank,
                          N.A., as lender, dated December 1, 1998

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
     10.aj(13)          Alterations Contract and Acceptance between SBS Technologies
                          Holding GmbH and or Industrial Computers GmbH dated
                          December 9, 1998

     10.ak(13)          Alteration Contract and Acceptance between SBS Technologies
                          Holding GmbH and ortec Electronic Assembly GmbH dated
                          December 9, 1998

     10.al(14)          Lease Agreement between Mair GmbH & Co. KG and or Industrial
                          Computers GmbH, a wholly-owned subsidiary of SBS Holding
                          GmbH, a wholly-owned subsidiary of SBS Technologies, Inc.

     10.am(15)          1998 Long-Term Equity Incentive Plan

     10.an(16)          Partnership Agreement between SBS or Industrial Computer
                          GmbH & Co. KG and SBS or Industrial Computers Verwaltungs
                          GmbH, general partner, and SBS Technologies Holding GmbH,
                          limited partner

     10.ao(17)          Lease Agreement between 8-L Newark 8371, LLC and SBS
                          Technologies, Inc.

     10.ap(18)          Pooling Agreement between SciTech, Inc., Robert Scidmore and
                          David Scidmore, and SBS Technologies, Inc., and its
                          wholly-owned subsidiary, SBS Technologies, Inc.,
                          Communications Products, dated December 20, 1999.

     10.aq(18)          Modification of Credit Agreement, Guaranty Agreements and
                          Related Loan Documents, between SBS Technologies, Inc.,
                          and Bank of America, N.A., formerly NationsBank, N.A.,
                          dated January 31, 2000.

     10.ar(18)          Amended and Restated Revolving Promissory Note, between SBS
                          Technologies, Inc. and Bank of America, N.A., formerly
                          NationsBank, N.A., dated January 31, 2000

     10.as(19)          Stock Purchase Agreement dated April 12, 2000 between SBS
                          Technologies, Inc., and SDL Communications, Inc. and the
                          stockholders of SDL Communications, Inc.

     10.at(20)          Second Modification of Credit Agreement, Guaranty Agreements
                          and Related Loan Documents, between SBS Technologies,
                          Inc., and Bank of America, N.A., and the Subsidiaries of
                          SBS Technologies, Inc. dated March 31, 2000.

     10.au(20)          Second Amended and Restated Revolving Promissory Note,
                          between SBS Technologies, Inc., and Bank of America, N.A., formerly NationsBank, N.A., dated March 31, 2000.

     10.av(20)          Supplement I to Loan Documents, made and executed as of
                          April 14, 2000 by SBS Technologies, Inc., and SDL
                          Communications, Inc.

     10.aw(20)          Security Agreement, entered into as of March 31, 2000, by
                          SBS Technologies, Inc., and all Subsidiaries of SBS
                          Technologies, Inc., in favor of Bank of America, N.A.,
                          formerly NationsBank, N.A.

     10.ax              Lease between AFC-5, LLC, a New Mexico limited Liability
                          Company, and SBS Technologies, Inc., dated May 16, 2000.
                          Filed herewith electronically

     10.ay              Lease between Long Gate, LLC, a Delaware limited liability company, and SDL Communications, Inc., a Massachusetts
                          corporation, dated June 15, 2000. Filed herewith
                          electronically

     10.az              Employment agreement between Registrant and James E. Dixon, dated August 8, 1995. Filed herewith electronically

     21                 Subsidiaries of the registrant Filed herewith electronically

     23.1               Consent of KPMG LLP Filed herewith electronically

     25                 Power of attorney Filed herewith electronically

     27                 Financial Data Schedules Filed herewith electronically

     27.1(10)           Financial Data Schedule, restated, Fiscal Years End 1997 and
                          1998

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
     99.1a(10)          Agreement to Serve as Rights Agent. On January 21, 1998,
                          pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS Technologies, Inc. appointed
                          Norwest bank Minnesota N.A. as Successor Rights Agent

------------------------

 (1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-18 (No 33-43256-D), originally filed October 8, 1991, which Registration Statement became effective January 9, 1992.

 (2) Incorporated by reference to Exhibits "A" & "B" of the Registrant's Proxy Statement for its annual meeting held November 10, 1992.

 (3) Incorporated by reference to Exhibit 3.i of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

 (4) Incorporated by reference to Exhibit 3.ii of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

 (5) Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of Registrant's Registration Statement on Form S-3 originally filed on January 5, 1996 and Amendment No. 1 filed on March 14, 1996.

 (6) Incorporated by reference to Exhibits 10.b, 10.d, 10.v, and 10.x of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

 (7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 originally filed on March 10, 1997 and Amendment No.1 filed on April 4, 1997.

 (8) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 23, 1997.

 (9) Incorporated by reference to Exhibits 10.ac and 10.ad of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

 (10) Incorporated by reference to Exhibits 10.ae, 27.1, and 99.1a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

 (11) Incorporated by reference to Exhibits 10.af and 10.ag of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

 (12) Incorporated by reference to Exhibit 10.ah of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

 (16) Incorporated by reference to Exhibits 10.an of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

 (17) Incorporated by reference to Exhibit 10.ao of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

 (18) Incorporated by reference to Exhibits 10.ap, 10.aq, and 10.ar of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

 (19) Incorporated by reference to Exhibit 10.as of the Registrant's Form 8-K dated April 26, 2000.

 (20) Incorporated by reference to Exhibits 10.at, 10.au, 10.av and 10.aw of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
      March 31, 2000.