Form 10-Q
period 2000-09-30
SBS TECHNOLOGIES INC
filed 2000-11-13
CIK 880208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 YES |X| NO |_|

      As of November 1, 2000, the Registrant had 13,787,055 shares of its common stock outstanding.

                     SBS Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)
================================================================================

                                                                  September 30, 2000   June 30, 2000
                                                                  ------------------   -------------
                                   Assets
Current assets:
     Cash and cash equivalents                                       $   6,176,618         3,595,078
     Receivables, net (note 2)                                          33,763,734        29,164,257
     Inventories (note 3)                                               40,304,663        30,492,779
     Deferred income taxes                                               5,845,053         5,185,853
     Income tax receivable                                                 724,831         1,022,215
     Prepaid expenses                                                      659,927           856,399
     Other current assets                                                  341,774           431,776
                                                                     -------------       -----------
          Total current assets                                          87,816,600        70,748,357
                                                                     -------------       -----------
Property and equipment, net                                              7,476,535         7,320,222

Intangible assets, net                                                  51,930,001        54,961,154

Other assets                                                               124,304           130,524
                                                                     -------------       -----------
          Total assets                                               $ 147,347,440       133,160,257
                                                                     =============       ===========

                    Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                   $  20,000,000        20,000,000
     Accounts payable                                                   10,233,021         5,556,479
     Accrued representative commissions                                    584,677           652,397
     Accrued salaries                                                    2,139,939         3,171,690
     Accrued compensated absences                                        1,193,465         1,229,307
     Other current liabilities                                           3,306,449         2,603,812
                                                                     -------------       -----------
          Total current liabilities                                     37,457,551        33,213,685
                                                                     -------------       -----------

Deferred income taxes                                                      577,089           932,809
                                                                     -------------       -----------
          Total liabilities                                             38,034,640        34,146,494
                                                                     -------------       -----------
Stockholders' equity:
     Common stock, no par value; 200,000,000 shares authorized,
        13,719,176 issued and outstanding at September 30, 2000,
        13,302,144 issued and outstanding at June 30, 2000              72,801,583        65,384,516
     Accumulated other comprehensive loss                               (5,410,682)       (3,967,584)
     Retained earnings                                                  41,921,899        37,596,831
                                                                     -------------       -----------
          Total stockholders' equity                                   109,312,800        99,013,763
                                                                     -------------       -----------
          Total liabilities and stockholders' equity                 $ 147,347,440       133,160,257
                                                                     =============       ===========

      See accompanying notes to condensed consolidated financial statements

                     SBS Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
================================================================================

                                                 Three Months Ended September 30
                                                 -------------------------------
                                                       2000             1999
                                                   ------------       ---------

Sales                                              $ 43,678,535      28,023,122

Cost of sales                                        22,234,212      12,452,627
                                                   ------------       ---------
         Gross Profit                                21,444,323      15,570,495

Selling, general and administrative expense           7,933,716       5,911,315

Research and development expense                      4,963,582       3,668,244

Amortization of intangible assets                     1,973,529       1,113,026
                                                   ------------       ---------
         Operating income                             6,573,496       4,877,910
                                                   ------------       ---------

Interest income (expense), net                         (353,109)         86,862

Foreign exchange gains (losses)                         (82,024)         12,140
                                                   ------------       ---------
                                                       (435,133)         99,002
                                                   ------------       ---------

Income before income taxes                            6,138,363       4,976,912

Income taxes                                          1,813,295       1,843,020
                                                   ------------       ---------

Net income                                         $  4,325,068       3,133,892
                                                   ============      ==========

Net income per common share                        $       0.32            0.27
                                                   ============      ==========

Net income per common share -
     assuming dilution                             $       0.29            0.25
                                                   ============      ==========

      See accompanying notes to condensed consolidated financial statements

                     SBS Technologies, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)
================================================================================

                                                           Common                                 Accumulated          Total
                                                            stock                                     Other            stock-
                                                  --------------------------      Retained       Comprehensive        holders'
                                                    Shares          Amount        earnings            Loss             equity
                                                  ------------ --------------- -------------- ----------------- ---------------
Balance at June 30, 2000                          13,302,144     $65,384,516     $37,596,831     $(3,967,584)     $  99,013,763
Exercise of stock options                            417,032       4,717,733              --              --          4,717,733
Stock-based compensation                                  --           7,031              --              --              7,031
Income tax benefit from stock
      options exercised                                   --       2,692,303              --              --          2,692,303
Net income                                                --              --       4,325,068              --          4,325,068
Other comprehensive income:
      Foreign currency translation adjustment             --              --              --      (1,443,098)        (1,443,098)
                                                  ----------     -----------     -----------     -----------      -------------
Balance at September 30, 2000                     13,719,176     $72,801,583     $41,921,899     $(5,410,682)     $ 109,312,800
                                                  ==========     ===========     ===========     ===========      =============

      See accompanying notes to condensed consolidated financial statements

                     SBS Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
================================================================================

                                                                      Three Months Ended September 30,
                                                                      --------------------------------
                                                                            2000              1999
                                                                            ----              ----
Cash flows from operating activities:

     Net income                                                         $  4,325,068       3,133,892
                                                                        ------------       ---------

     Adjustments to reconcile net income to net cash (used) provided by operating activities:

            Depreciation                                                     554,393         457,472
            Amortization of intangible assets                              1,973,529       1,113,026
            Bad debt expense                                                 330,827          (8,827)
            Deferred income taxes                                         (1,083,616)       (102,655)
            Income tax benefit of stock options exercised                  2,692,303          20,276
            Loss on disposition of assets                                      9,429              --
            Foreign exchange losses (gains)                                   82,024         (12,140)
            Stock-based compensation                                           7,031           7,031
            Changes in assets and liabilities:
               Receivables                                                (5,264,248)       (782,099)
               Inventories                                               (10,068,875)     (1,450,426)
               Prepaids and other assets                                     286,937         (51,009)
               Accounts payable                                            4,630,724         435,531
               Accrued representative commissions                            (67,720)          3,217
               Accrued salaries                                             (997,184)       (871,370)
               Accrued compensated absences                                  (23,594)        (81,396)
               Income taxes                                                  360,780       1,377,047
               Other current liabilities                                     907,223         168,528
                                                                        ------------       ---------
                   Net adjustments                                        (5,670,037)        222,206
                                                                        ------------       ---------

                   Net cash (used) provided by operating activities       (1,344,969)      3,356,098
                                                                        ------------       ---------

Cash flows from investing activities:

     Acquisition of property and equipment                                  (786,130)       (430,043)
                                                                        ------------       ---------

                   Net cash used in investing activities                    (786,130)       (430,043)
                                                                        ------------       ---------

                                   (Continued)

                     SBS Technologies, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)
================================================================================

                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                           2000             1999
                                                                           ----             ----
Cash flows from financing activities:

     Payments on notes payable to related parties                                --        (538,938)
     Payments on notes payable to bank                                           --      (3,900,000)
     Proceeds from exercise of stock options                              4,717,733         239,062
                                                                        -----------       ---------
                   Net cash provided (used) by financing activities       4,717,733      (4,199,876)
                                                                        -----------       ---------
Effect of exchange rate changes on cash                                      (5,094)         13,187
                                                                        -----------       ---------
Net increase (decrease) in cash and cash equivalents                      2,581,540      (1,260,634)

Cash and cash equivalents at beginning of period                          3,595,078       3,500,556
                                                                        -----------       ---------
Cash and cash equivalents at end of period                              $ 6,176,618       2,239,922
                                                                        ===========       =========

Supplemental disclosure of cash flow information:

     Interest paid                                                      $   694,696          51,194
     Income taxes (received) paid                                          (166,726)        449,670

      See accompanying notes to condensed consolidated financial statements

                     SBS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)
================================================================================

1)    Summary of Significant Accounting Policies

      The accounting policies as set forth in SBS Technologies, Inc.'s ("SBS") Annual Report on Form 10-K dated September 22, 2000 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year.

      Effective July 1, 2000, SBS adopted Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Certain Hedging Activities", as amended by SFAS 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SBS did not have any outstanding derivatives at September 30, 2000 or July 1, 2000, and as such, adoption of SFAS 133 had no impact on SBS' financial position or results of operations for the period ended September 30, 2000.

      On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income per common share, net income per common share - assuming dilution, common stock, and stockholders' equity have been restated as if the stock split occurred as of the earliest period presented.

2)    Receivables, net

      Receivables, net consist of the following:

                                               September 30, 2000  June 30, 2000
                                               ------------------  -------------

Accounts receivable                               $ 34,820,797       29,993,290
        Less: allowance for doubtful accounts       (1,057,063)        (829,033)
                                                  ------------       ----------
                                                  $ 33,763,734       29,164,257
                                                  ============       ==========

3)    Inventories

      Inventories consist of the following:

                                              September 30, 2000   June 30, 2000

Raw materials                                     $19,589,636        15,010,729
Work in process                                    14,544,716         8,902,019
Finished goods                                      4,814,652         5,379,699
Inventory consigned to others                       1,355,659         1,200,332
                                                  -----------        ----------

                                                  $40,304,663        30,492,779
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

      A reconciliation of the numerator and denominator of the per share and per share - assuming dilution calculation follows:

                     SBS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2000 (Continued)
                                   (Unaudited)
================================================================================

                                                         Three Months Ended September 30
                                  -----------------------------------------------------------------------------
                                                   2000                                   1999
                                  -----------------------------------------------------------------------------
                                    Income        Shares      Per-Share    Income         Shares      Per-Share
                                  (Numerator)  (Denominator)    Amount   (Numerator)   (Denominator)    Amount
                                  -----------------------------------------------------------------------------
Net Income Per Common Share
Net Income                        $4,325,068     13,404,794     $0.32     $3,133,892     11,679,802     $0.27
                                                                =====                                   =====
Effect of Dilutive Securities
Dilutive options and warrants             --      1,388,034                       --        929,290
                                  ----------     ----------               ----------     ----------
Net Income Per Common Share
- assuming dilution
Net Income                        $4,325,068     14,792,828     $0.29     $3,133,892     12,609,092     $0.25
                                                                =====                                   =====

      For the three months ended September 30, 2000 and 1999, options to purchase 34,784 and 1,642,196 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

5)    Comprehensive Income

      Comprehensive income for the three months ended September 30, 2000 and 1999, was $2.9 million and $3.2 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

6)    Segment Financial Data

      SBS operates internationally through three operating segments: the Communications Group, the Computer Group, and the Aerospace Group. These segments are based on the markets that are served and the products that are provided to those markets, and have managers who report directly to the chief operating decision-maker. Reportable segments for the fiscal 2000 period have been reclassified to conform to the segment structure reported at the end of fiscal 2000.

                     SBS Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         September 30, 2000 (Continued)
                                   (Unaudited)
================================================================================

      SBS measures its segments' results of operations based on income before income taxes and before allocation of corporate overhead expenses, substantially all amortization of goodwill and intangibles, corporate interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

================================================================================

                                                                                                  Corporate
                                             Communications      Computer         Aerospace        and un-
                                                 Group             Group            Group       allocated (1)         Total
                                         -------------------------------------------------------------------------------------
Three Months Ended September 30

Gross Sales                         2000     $ 22,458,410       15,925,762        6,104,330               --        44,488,502
Intersegment sales                               (417,912)        (392,055)              --               --          (809,967)
                                             ------------       ----------       ----------       ----------       -----------
    Sales to external customers                22,040,498       15,533,707        6,104,330               --        43,678,535

Gross Sales                         1999        6,392,797       13,568,555        8,245,021               --        28,206,373
Intersegment sales                                (58,836)         (12,961)        (111,454)              --          (183,251)
                                             ------------       ----------       ----------       ----------       -----------
    Sales to external customers                 6,333,961       13,555,594        8,133,567               --        28,023,122

Segment profit (Income
before income taxes)                2000        5,456,158        3,426,880        1,320,380       (4,065,055)        6,138,363
                                    1999        1,214,405        2,826,443        2,803,081       (1,867,017)        4,976,912

          September 30
Total assets                        2000       43,032,356       29,525,069        9,754,466       65,035,549       147,347,440
                                    1999       12,533,386       22,743,836       11,328,103       45,530,149        92,135,474
                                         -------------------------------------------------------------------------------------

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

                     SBS Technologies, Inc. and Subsidiaries
              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                               September 30, 2000
================================================================================

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto. Information discussed herein, other than statements of historical fact, that addresses future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS' operations, markets, products, services, prices, and other risk factors listed in the Company's Form 10-K for the year ended June 30, 2000. These forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those expressed or implied by these forward-looking statements.

Results of Operations
Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

Sales. For the three-month period ended September 30, 2000, sales increased 55.9%, or $15.7 million, from $28.0 million for the three-month period ended September 30, 1999, to $43.7 million. Of this 55.9% increase, sales contributed by the acquisition of SDL on April 12, 2000 comprised 26.4%, and 29.5% was attributable to SBS' other product lines. Unit shipments increased within the Computer Group segment, primarily due to an increase in sales of the Group's computer connectivity and expansion unit products and general purpose I/O products. Unit shipments of the Computer Group's German-produced computer processor products increased, but sales were negatively impacted by changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark. Unit shipments increased among all product lines within the Communications Group. Unit shipments declined within the Aerospace Group primarily due to declines in the commercial satellite and military markets and decline in major new aircraft development programs.

Gross Profit. For the three-month period ended September 30, 2000, gross profit increased 37.7%, or $5.8 million from $15.6 million for the three-month period ended September 30, 1999, to $21.4 million. Of this 37.7% increase, gross profit contributed by the acquisition of SDL on April 12, 2000 comprised 23.5%, and 14.2% was attributable to SBS' other product lines. As expected, for the three-month period ended September 30, 2000, gross profit as a percentage of sales decreased to 49.1% from 55.6% for the three-month period ended September 30, 1999, primarily due to the significant sales mix change that has been occurring, as SBS continues to transition to higher volume, lower margin OEM production orders, and becomes less dependent on its high-margin legacy products. Gross margins as a percentage of sales are expected to continue to decrease slightly, as SBS' lower margin production and systems business continues to be a larger portion of total sales mix.

Selling, General and Administrative Expense. For the three-month period ended September 30, 2000, selling, general and administrative (SG&A) expense increased 34.2%, or $2.0 million, from $5.9 million for the three-month period ended September 30, 1999, to $7.9 million. Of this 34.2% increase, 9.2% was due to the acquisition of SDL on April 12, 2000, and 25.0% was primarily due to an increase in costs commensurate with the growth of the Communications Group, partially offset by a reduction of costs within the Aerospace Group. For the three-month period ended September 30, 2000, SG&A expense as a percentage of sales decreased to 18.2% from 21.1% in the three-month period ended September 30, 1999, as the increase in sales volume more than offset the increase in expense.

Research and Development Expense. For the three-month period ended September 30, 2000, research and development (R&D) expense increased 35.3%, or $1.3 million, from $3.7 million for the three-month period ended September 30, 1999, to $5.0 million. Of this 35.3% increase, 26.1% was due to the acquisition of SDL on April 12, 2000, and 9.2% was primarily due to increased investment in product development within the Communications Group, commensurate with the growth of the segment, partially offset by a reduction in costs within the Aerospace Group. For the three-month period ended September 30, 2000, R&D expense as a percentage of sales decreased to 11.4% from 13.1% in the three-month period ended September 30, 1999, as the increase in sales volume more than offset the increase in expense.

Amortization of Intangible Assets. For the three-month period ended September 30, 2000, amortization of intangible assets increased 77.3%, or $861,000, from $1.1 million for the three-month period ended September 30, 1999, to $2.0 million. This increase was the result of the amortization of intangibles and goodwill associated with the acquisition of SDL on April 12, 2000 and amortization of SBS' license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000.

                     SBS Technologies, Inc. and Subsidiaries
              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                               September 30, 2000
                                   (Continued)
================================================================================

Interest Income, Net of Interest Expense. For the three-month period ended September 30, 2000, interest income, net of interest expense decreased $440,000, from $87,000 for the three-month period ended September 30, 1999, to $(353,000). This decrease was primarily due to interest expense associated with the $20.0 million of borrowings used to fund the acquisition of SDL on April 12, 2000.

Foreign Exchange Gains (Losses). For the three-month period ended September 30, 2000, the $82,000 foreign exchange loss was primarily attributable to the change in exchange rates relating to interest payable on debt from SBS' foreign subsidiary, partially offset by a foreign exchange gain attributable to the change in exchange rates relating to payments by SBS' U.S. subsidiaries to an SBS foreign subsidiary for commissions accrued at June 30, 2000.

Income Taxes. For the three-month periods ended September 30, 2000 and 1999, income taxes represented effective income tax rates of 29.5% and 37.0%, respectively. The decrease in the effective income tax rate was primarily due to a favorable ruling by the German tax authorities allowing for the deduction of goodwill amortization for trade tax purposes. This ruling was applied retroactively to January 1, 1999. This retroactive adjustment resulted in an approximate 6.5% decrease in the effective rate for the period ended September 30, 2000. Management expects the effective rate for the remaining three quarters in fiscal 2001 to be approximately 36.0%. Actual results may vary.

Earnings Per Share. For the three-month period ended September 30, 2000, net income per common share was $0.32 compared to $0.29 for the three-month period ended September 30, 1999. For the three-month period ended September 30, 2000, net income per common share-assuming dilution was $0.29 compared to $0.25 for the three-month period ended September 30, 1999. For the three-month period ended September 30, 2000, net income per common share and net income per common share-assuming dilution include the positive effect of $0.03 and $0.02, respectively, for the retroactive adjustment to German income taxes (see "Income Taxes" above).

Review of Business Segments

SBS is managed and operates through three operating segments: the Communications Group, the Computer Group and the Aerospace Group. Reportable segments for the fiscal 2000 period have been reclassified to conform to the segment structure reported at the end of fiscal 2000.

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

Communications Group

For the three-month period ended September 30, 2000, Communications Group sales to external customers increased 248.0%, or $15.7 million, from $6.3 million for the three-month period ended September 30, 1999 to $22.0 million. Of this 248.0% increase, sales contributed from the acquisition of SDL on April 12, 2000 accounted for 117.0% of the increase. The balance of the increase was primarily attributable to a 196.2% increase in sales of the Group's PowerPC based processor products, resulting from growth in sales to wireless internet access, high speed router, and optical switch business customers.

For the three-month period ended September 30, 2000, Communications Group segment profit increased 349.3%, or $4.3 million, from $1.2 million for the three-month period ended September 30, 1999, to $5.5 million. This increase was primarily due to earnings contributed by the acquisition of SDL on April 12, 2000 and an increase in sales among the Group's other product lines, partially offset by an increase in SG&A and R&D expenses commensurate with the growth of the segment. Segment profit as a percentage of sales increased from 19.2% for the three-month period ended September 30, 1999 to 24.8% for the same period in 2000, as the increase in sales volume more than offset the increase in expenses. This increase was partially offset by a decrease in gross margins on the Group's higher volume OEM production orders.

                     SBS Technologies, Inc. and Subsidiaries
              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                               September 30, 2000
                                   (Continued)
================================================================================

Computer Group

For the three-month period ended September 30, 2000, Computer Group sales to external customers increased 14.6%, or $1.9 from $13.6 million for the three-month period ended September 30, 1999 to $15.5 million. Sales of the Group's general purpose I/O products and computer connectivity and expansion unit products increased 34.4% and 15.3%, respectively, primarily the result of an increase in sales to semiconductor equipment manufacturers, and an increase in sales to the entertainment production equipment and defense industries. Unit shipments of the Group's German-produced computer processor products increased compared to the three-month period ended September 30, 1999, but sales were negatively impacted by changes in exchange rates by approximately $500,000, as the U.S. dollar strengthened against the Deutsche mark.

For the three-month period ended September 30, 2000, Computer Group segment profit increased 21.2%, or $600,000, from $2.8 million for the three-month period ended September 30, 1999 to $3.4 million. This increase was primarily due to the net margin contribution from the increase in sales of the Group's general purpose I/O products and computer connectivity and expansion unit products. Segment profit as a percentage of sales increased from 20.9% for the three-month period ended September 30, 1999 to 22.1% for the same period in 2000, as SG&A and R&D expenses remained consistent with the three-month period ended September 30, 1999. This increase was partially offset by a shift in sales mix to lower margin products.

Aerospace Group

For the three-month period ended September 30, 2000, Aerospace Group sales to external customers decreased 25.0%, or $2.0 million, from $8.1 million for the three-month period ended September 30, 1999 to $6.1 million. This decrease was primarily the result of the continued declines in the commercial satellite and military markets served by the Group, and in major new aircraft development programs. Management does not expect growth in Aerospace Group sales to external customers in fiscal 2001 as compared to fiscal 2000.

For the three-month period ended September 30, 2000, Aerospace Group segment profit decreased 52.9%, or $1.5 million, from $2.8 million for the three-month period ended September 30, 1999 to $1.3 million. This decrease was primarily due to lower sales of the Group's telemetry and avionics interface product lines and a shift in sales mix to lower margin products, partially offset by reductions in R&D and SG&A expense. For the same reasons, segment profit as a percentage of sales decreased from 34.5% for the three-month period ended September 30, 1999 to 21.6% for the same period in 2000.

Liquidity and Capital Resources

The Company uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $6.2 million at September 30, 2000, an increase of $2.6 million from June 30, 2000. This increase was the result of $4.7 million from the exercise of stock options, partially offset by $1.3 million of cash used by operating activities and $0.8 million of expenditures for capital equipment. The Company's growth during the three-month period ended September 30, 2000 caused the Company to increase accounts receivable and inventory. Liabilities were in line with the current level of business. The exercise of stock options reduced the Company's tax liability.

SBS has experienced and expects to continue to experience component part shortages. In order to help prevent shortages of critical components, SBS has begun to build inventory of these components. To date, the shortages have had minimal impact on results of operations. However, the impact of these shortages on future periods cannot be predicted with certainty.

As of September 30, 2000, borrowings drawn on SBS' $30.0 million Credit Agreement ("Agreement") with Bank of America, N.A. totaled $20.0 million and SBS was in compliance with all of the covenants of the Agreement. The Agreement expires on March 31, 2001. Management believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance SBS' current operations and capital expenditures, excluding acquisitions, for the next twelve months. At September 30, 2000, there were no material outstanding commitments for capital expenditures.

                     SBS Technologies, Inc. and Subsidiaries
              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations
                               September 30, 2000
                                   (Continued)
================================================================================

For the three-month period ended September 30, 2000, there was no significant impact from inflation.

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

New Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Securities and Exchange Commission issued SAB No. 101B that delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999, although early adoption is allowed. SBS does not expect the adoption of the provisions of this bulletin to have a material effect on its financial position or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information on this risk that was provided in the Company's Form 10-K for the year ended June 30, 2000.

Business Outlook

Consistent with SBS' press release dated October 17, 2000, management expects sales to increase approximately five percent sequentially for each remaining quarter of fiscal 2001, resulting in total sales for fiscal 2001 of approximately $185.0 million to $190.0 million. Management expects second quarter net income per common share - assuming dilution to be between $0.28 and $0.31 and net income per common share - assuming dilution for fiscal 2001 to be between $1.25 and $1.30. Actual results may vary.

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

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits (exhibit reference numbers refer to Item 601 of Regulation
            S-K)

            03.i  (1) Restated Articles of Incorporation
            03.ii (1) Restated and Amended Bylaws
            04.c  (1) Form of certificate evidencing Common Stock
            27.       Financial Data Schedule

      (b)   Reports on Form 8-K - None

      (1)   See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SBS TECHNOLOGIES, INC.


Date: November 13, 2000                 /s/ Christopher J. Amenson
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and President


Date: November 13, 2000                 /s/ James E. Dixon, Jr.
                                        Vice President,
                                        Finance and Administration;
                                        Chief Financial Officer and
                                        Treasurer

                     SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number                   Description                              Method of Filing
--------------     -------------------------------------------     -----------------------------
03.i               Restated Articles of Incorporation              Filed herewith electronically

03.ii              Restated and Amended Bylaws                     Filed herewith electronically

04.c               Form of certificate evidencing Common Stock     Filed herewith electronically

27                 Financial Data Schedule                         Filed herewith electronically