Form 10-Q
period 2000-12-31
SBS TECHNOLOGIES INC
filed 2001-02-13
CIK 880208

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10981

SBS TECHNOLOGIES, INC.

New Mexico (State or other jurisdiction of incorporation or organization)	85-0359415 (IRS Employer Identification Number)

2400 Louisiana Blvd. NE
AFC Building 5, Suite 600
Albuquerque, New Mexico 87110
(505) 875-0600

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of January 31, 2001, the Registrant had 14,107,737 shares of its common stock outstanding.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended December 31, 2000
Table of Contents

SBS Technologies , Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2000	June 30, 2000
Assets
Current assets:
Cash and cash equivalents	$3,637,656	3,595,078
Receivables, net (note 2)	31,557,492	29,164,257
Inventories (note 3)	45,496,677	30,492,779
Deferred income taxes	6,454,860	5,185,853
Income tax receivable	1,184,404	1,022,215
Prepaid expenses	627,611	856,399
Other current assets	318,265	431,776

Total current assets	89,276,965	70,748,357

Property and equipment, net	8,289,916	7,320,222
Intangible assets, net	50,414,919	54,961,154
Other assets	624,303	130,524

Total assets	$148,606,103	133,160,257

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$11,500,000	20,000,000
Accounts payable	9,818,918	5,556,479
Accrued representative commissions	832,549	652,397
Accrued salaries	3,381,225	3,171,690
Accrued compensated absences	1,305,608	1,229,307
Other current liabilities	2,475,494	2,603,812

Total current liabilities	29,313,794	33,213,685

Deferred income taxes	180,946	932,809

Total liabilities	29,494,740	34,146,494

Stockholders' equity:
Common stock, no par value; 200,000,000 shares authorized, 13,922,202 issued and outstanding at December 31, 2000, 13,302,144 issued and outstanding at June 30, 2000	76,377,851	65,384,516
Accumulated other comprehensive loss	(4,138,275)	(3,967,584)
Retained earnings	46,871,787	37,596,831

Total stockholders' equity	119,111,363	99,013,763

Total liabilities and stockholders' equity	$148,606,103	133,160,257

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2000	1999	2000	1999
Sales	$92,794,763	60,452,721	49,116,228	32,429,599
Cost of sales	48,308,906	27,750,177	26,074,694	15,297,550

Gross Profit	44,485,857	32,702,544	23,041,534	17,132,049
Selling, general and administrative expense	16,040,268	12,262,174	8,106,552	6,350,859
Research and development expense	9,927,227	7,538,146	4,963,645	3,869,902
Amortization of intangible assets	3,896,605	2,221,756	1,923,076	1,108,730

Operating income	14,621,757	10,680,468	8,048,261	5,802,558

Interest income (expense), net	(543,531)	174,787	(190,422)	87,925
Foreign exchange gains (losses)	(63,240)	(29,982)	18,784	(42,122)

	(606,771)	144,805	(171,638)	45,803

Income before income taxes	14,014,986	10,825,273	7,876,623	5,848,361
Income taxes	4,740,030	3,750,293	2,926,735	1,907,273

Net income	$9,274,956	7,074,980	4,949,888	3,941,088

Net income per common share	$0.68	0.59	0.36	0.32

Net income per common share— assuming dilution	$0.61	0.54	0.32	0.29

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
			Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2000	13,302,144	$65,384,516	$37,596,831	$(3,967,584)	$99,013,763
Exercise of stock options and warrants	620,058	6,811,214	—	—	6,811,214
Stock-based compensation	—	14,062	—	—	14,062
Income tax benefit from stock options exercised	—	4,168,059	—	—	4,168,059
Net income	—	—	9,274,956	—	9,274,956
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(170,691)	(170,691)

Balance at December 31, 2000	13,922,202	$76,377,851	$46,871,787	$(4,138,275)	$119,111,363

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2000	1999
Cash flows from operating activities:
Net income	$9,274,956	7,074,980

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,143,364	951,614
Amortization of intangible assets	3,896,605	2,221,756
Bad debt expense	466,875	(17,413)
Deferred income taxes	(2,019,510)	(71,634)
Income tax benefit of stock options exercised	4,168,059	1,220,276
Loss on disposition of assets	14,335	—
Foreign exchange losses	63,240	29,982
Stock-based compensation	14,062	14,062
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(3,091,523)	(1,726,900)
Inventories	(14,965,126)	(3,071,145)
Prepaids and other assets	(153,586)	56,738
Accounts payable	4,349,698	1,835,433
Accrued representative commissions	170,778	131,090
Accrued salaries	195,237	(702,595)
Accrued compensated absences	79,500	(93,272)
Income taxes	(140,283)	(772,087)
Other current liabilities	(20,838)	(66,045)

Net adjustments	(5,829,113)	(60,140)

Net cash provided by operating activities	3,445,843	7,014,840

Cash flows from investing activities:
Acquisition of property and equipment	(2,165,032)	(1,085,635)
Other	396,025	64,162

Net cash used by investing activities	(1,769,007)	(1,021,473)

Cash flows from financing activities:
Payments on notes payable to related parties	—	(1,391,216)
Payments on notes payable	(8,500,000)	(3,975,060)
Dividends paid to former shareholders of SciTech, Inc.	—	(438,040)
Proceeds from exercise of stock options and warrants	6,811,214	3,011,666

Net cash used by financing activities	(1,688,786)	(2,792,650)

Effect of exchange rate changes on cash	54,528	(19,979)

Net change in cash and cash equivalents	42,578	3,180,738
Cash and cash equivalents at beginning of period	3,595,078	3,500,556

Cash and cash equivalents at end of period	$3,637,656	6,681,294

Supplemental disclosure of cash flow information:
Interest paid	$1,046,650	86,260
Income taxes paid	2,781,647	3,558,088
Noncash financing and investing activities:
Summary of assets acquired and liabilities assumed through acquisition:
Cash and cash equivalents	$—	64,162
Receivables	—	382,065
Inventories	—	480,191
Property and equipment	—	80,500
Accumulated depreciation	—	(66,481)
Note payable	—	(75,060)
Accounts payable	—	(201,061)
Accrued salaries	—	(21,524)
Common stock	—	(100)
Retained earnings	—	(642,692)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

December 31, 2000

(Unaudited)

Note 1—Summary of Significant Accounting Policies

    The accounting policies as set forth in SBS Technologies, Inc.'s ("SBS") Annual Report on Form 10-K for the year ended June 30, 2000 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year.

    Effective July 1, 2000, SBS adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SBS did not have any outstanding derivatives at December 31, 2000 or July 1, 2000, and, as such, adoption of SFAS 133 had no impact on SBS' financial position or results of operations for the periods ended December 31, 2000.

    On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income per common share, net income per common share—assuming dilution, common stock, and stockholders' equity have been restated as if the stock split occurred as of the earliest period presented.

Note 2—Receivables, net

    Receivables, net consist of the following:

	December 31, 2000	June 30, 2000
Accounts receivable	$32,684,900	29,993,290
Less: allowance for doubtful accounts	(1,127,408)	(829,033)

	$31,557,492	29,164,257

Note 3—Inventories

    Inventories consist of the following:

	December 31, 2000	June 30, 2000
Raw materials	$19,653,762	15,010,729
Work in process	16,468,502	8,902,019
Finished goods	8,371,295	5,379,699
Inventory consigned to others	1,003,118	1,200,332

	$45,496,677	30,492,779

Note 4—Earnings Per Share

    Net income per common share is based on weighted average shares outstanding. Net income per common share—assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

    A reconciliation of the numerator and denominator of the per share and per share—assuming dilution calculation follows:

	2000			1999
	Six Months Ended December 31,
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income Per Common Share Net Income	$9,274,956	13,632,362	$0.68	$7,074,980	11,978,474	$0.59

Effect of Dilutive Securities Dilutive options and warrants	—	1,455,703		—	1,056,238

Net Income Per Common Share— assuming dilution Net Income	$9,274,956	15,088,065	$0.61	$7,074,980	13,034,712	$0.54

	2000			1999
	Three Months Ended December 31,
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income Per Common Share Net Income	$4,949,888	13,822,550	$0.36	$3,941,088	12,277,142	$0.32

Effect of Dilutive Securities Dilutive options and warrants	—	1,523,372		—	1,183,186

Net Income Per Common Share— assuming dilution Net Income	$4,949,888	15,345,922	$0.32	$3,941,088	13,460,328	$0.29

    For the six months ended December 31, 2000 and 1999, options to purchase 19,111 and 1,055,836 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share—assuming dilution because the options' exercise price was greater than the average market price of the common shares. For the three months ended December 31, 2000 and 1999, options to purchase 17,029 and 539,162 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share—assuming dilution because the options' exercise price was greater than the average market price of the common shares.

Note 5—Comprehensive Income

    Comprehensive income for the six and three months ended December 31, 2000, was $9.1 million and $6.2 million, respectively. Comprehensive income for the six and three months ended

December 31, 1999 was $6.2 million and $3.0 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

Note 6—Segment Financial Data

    SBS operates internationally through three operating segments: the Communications Group, the Computer Group, and the Aerospace Group. These segments are based on the markets that are served and the products that are provided to those markets, and have managers who report directly to the chief operating decision-maker. Reportable segments for the fiscal 2000 periods have been reclassified to conform to the segment structure implemented during the third quarter of fiscal 2000.

    SBS measures its segments' results of operations based on income before income taxes and before allocation of corporate overhead expenses, amortization of goodwill and intangibles from acquisitions, corporate interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

		Communications Group	Computer Group	Aerospace Group	Corporate and Un- Allocated (1)	Total
Six Months Ended December 31
Gross Sales	2000	$49,767,591	34,219,470	12,092,892	—	96,079,953
Intersegment sales		(1,813,807)	(1,461,043)	(10,340)	—	(3,285,190)

Sales to external customers		47,953,784	32,758,427	12,082,552	—	92,794,763
Gross Sales	1999	16,973,894	28,838,816	15,022,919	—	60,835,629
Intersegment sales		(121,292)	(92,469)	(169,147)	—	(382,908)

Sales to external customers		16,852,602	28,746,347	14,853,772	—	60,452,721
Segment profit (Income before taxes)	2000	12,193,764	6,857,594	2,865,573	(7,901,945)	14,014,986
	1999	3,946,459	6,496,217	4,377,259	(3,994,662)	10,825,273
Three Months Ended December 31
Gross Sales	2000	27,309,181	18,293,708	5,988,562	—	51,591,451
Intersegment sales		(1,395,895)	(1,068,988)	(10,340)	—	(2,475,223)

Sales to external customers		25,913,286	17,224,720	5,978,222	—	49,116,228
Gross Sales	1999	10,581,097	15,270,261	6,777,898	—	32,629,256
Intersegment sales		(62,456)	(79,508)	(57,693)	—	(199,657)

Sales to external customers		10,518,641	15,190,753	6,720,205	—	32,429,599
Segment profit (Income before taxes)	2000	6,737,606	3,430,713	1,545,195	(3,836,891)	7,876,623
	1999	2,732,054	3,669,774	1,574,178	(2,127,645)	5,848,361
Balance at December 31
Total assets	2000	43,818,289	31,789,607	9,424,860	63,573,347	148,606,103
Total assets	1999	16,872,704	23,055,886	10,707,633	47,877,243	98,513,466

(1)
The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead, substantially all interest expense, interest income, and amortization of goodwill and intangibles from acquisitions. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets and intangible assets.

SBS Technologies, Inc. and Subsidiaries

Management's Discussion and Analysis of Consolidated

Financial Condition and Results of Operations

December 31, 2000

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto. Information discussed herein, other than statements of historical fact, that addresses future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS' operations, markets, products, services, prices, and other risk factors listed in the Company's Form 10-K for the year ended June 30, 2000. These forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those expressed or implied by these forward-looking statements.

Results of Operations

Six Months Ended December 31, 2000 Compared To Six Months Ended December 31, 1999

    Sales.  For the six-month period ended December 31, 2000, sales increased 53.5%, or $32.3 million, from $60.5 million for the six-month period ended December 31, 1999, to $92.8 million. Of this 53.5% increase, sales contributed by the acquisition of SDL on April 12, 2000 comprised 22.5%, and 31.0% was attributable to SBS' other product lines. Unit shipments increased within the Computer Group segment, primarily due to an increase in sales of the Group's computer connectivity and expansion unit products and general purpose I/O products. Unit shipments of the Computer Group's computer processor products increased, but sales were negatively impacted by changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark. Unit shipments increased among all product lines within the Communications Group. Unit shipments declined within the Aerospace Group primarily due to continued declines in the commercial satellite and military markets and in major new aircraft development programs.

    Gross Profit.  For the six-month period ended December 31, 2000, gross profit increased 36.0%, or $11.8 million from $32.7 million for the six-month period ended December 31, 1999, to $44.5 million. Of this 36.0% increase, gross profit contributed by the acquisition of SDL on April 12, 2000 comprised 20.3%, and 15.7% was attributable to SBS' other product lines. As expected, for the six-month period ended December 31, 2000, gross profit as a percentage of sales decreased to 47.9% from 54.1% for the six-month period ended December 31, 1999, primarily due to the significant sales mix change that has been occurring, as SBS continues to transition to higher volume, lower margin OEM production orders, and becomes less dependent on its high-margin legacy products. Gross margins as a percentage of sales are expected to continue to decrease slightly, as SBS' lower margin production and systems business continues to be a larger portion of total sales mix.

    Selling, General and Administrative Expense.  For the six-month period ended December 31, 2000, selling, general and administrative (SG&A) expense increased 30.8%, or $3.7 million, from $12.3 million for the six-month period ended December 31, 1999, to $16.0 million. Of this 30.8% increase, 8.4% was due to the acquisition of SDL on April 12, 2000, and 22.4% was primarily due to an increase in costs commensurate with the growth of the Communications Group, partially offset by cost reductions within the Aerospace Group, commensurate with the Group's decline in sales volume. For the six-month period ended December 31, 2000, SG&A expense as a percentage of sales decreased to 17.3% from 20.3% in the six-month period ended December 31, 1999, as the increase in sales volume more than offset the increase in expense.

    Research and Development Expense.  For the six-month period ended December 31, 2000, research and development (R&D) expense increased 31.7%, or $2.4 million, from $7.5 million for the six-month period ended December 31, 1999, to $9.9 million. Of this 31.7% increase, 25.0% was due to the acquisition of SDL on April 12, 2000, and 6.7% was primarily due to increased investment in product development within the Communications Group, commensurate with the growth of the segment, partially offset by cost reductions within the Aerospace Group, commensurate with the Group's decline in sales volume. For the six-month period ended December 31, 2000, R&D expense as a percentage of sales decreased to 10.7% from 12.5% in the six-month period ended December 31, 1999, as the increase in sales volume more than offset the increase in expense.

    Amortization of Intangible Assets.  For the six-month period ended December 31, 2000, amortization of intangible assets increased 75.4%, or $1.7 million, from $2.2 million for the six-month period ended December 31, 1999, to $3.9 million. This increase was the result of the amortization of intangibles and goodwill associated with the acquisition of SDL on April 12, 2000 and amortization of SBS' license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000.

    Interest Income (Expense), Net.  For the six-month period ended December 31, 2000, net interest expense of $544,000 consisted of interest expense associated with borrowings used to fund the acquisition of SDL on April 12, 2000, partially offset by interest income associated with surplus cash. For the six-month period ended December 31, 1999, net interest income of $175,000 consisted primarily of interest income associated with amendments to prior years' tax returns for research and experimental tax credits, and interest income on surplus cash, partially offset by interest expense associated with borrowings under SBS' line of credit.

    Foreign Exchange Gains (Losses).  For the six-month period ended December 31, 2000, the $63,000 foreign exchange loss was primarily attributable to the change in exchange rates relating to interest payable on debt from SBS' foreign subsidiary, partially offset by a foreign exchange gain attributable to the change in exchange rates relating to payments by SBS' U.S. subsidiaries to an SBS foreign subsidiary for commissions accrued at June 30, 2000.

    Income Taxes.  For the six-month periods ended December 31, 2000 and 1999, income taxes represented effective income tax rates of 33.8% and 34.6%, respectively. The decrease in the effective income tax rate was primarily due to a favorable ruling by the German tax authorities allowing for the deduction of goodwill amortization for trade tax purposes. This ruling was applied retroactively to January 1, 1999 and resulted in an approximate 2.6% decrease in the effective rate for the six-month period ended December 31, 2000. The decrease in the effective tax rate was partially offset by an adjustment to SBS' German deferred tax assets due to a legislative change in the German tax rate structure, which was enacted into law in the quarter ended December 31, 2000. Management expects the effective rate for the remaining two quarters in fiscal 2001 to be approximately 36.0%. Actual results may vary.

    Earnings Per Share.  For the six-month period ended December 31, 2000, net income per common share was $0.68 compared to $0.59 for the six-month period ended December 31, 1999. For the six-month period ended December 31, 2000, net income per common share-assuming dilution was $0.61 compared to $0.54 for the six-month period ended December 31, 1999.

Review of Business Segments

    SBS is managed and operates through three operating segments: the Communications Group, the Computer Group and the Aerospace Group. Reportable segments for the fiscal 2000 periods have been reclassified to conform to the segment structure implemented during the third quarter of fiscal 2000.

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

Communications Group

    For the six-month period ended December 31, 2000, Communications Group sales to external customers increased 184.5%, or $31.1 million, from $16.9 million for the six-month period ended December 31, 1999 to $48.0 million. Of this 184.5% increase, sales contributed from the acquisition of SDL on April 12, 2000 accounted for 80.8% of the increase. The balance of the increase was primarily attributable to a 147.5% increase in sales of the Group's PowerPC based processor products, resulting from growth in sales to wireless internet access, high speed router, optical switch, wide area network monitoring, and IP routing application customers.

    For the six-month period ended December 31, 2000, Communications Group segment profit increased 209.0%, or $8.3 million, from $3.9 million for the six-month period ended December 31, 1999, to $12.2 million. This increase was primarily due to earnings contributed by the acquisition of SDL on April 12, 2000 and an increase in sales among the Group's PowerPC products, partially offset by an increase in SG&A and R&D expenses, commensurate with the growth of the segment. Segment profit as a percentage of sales increased from 23.4% for the six-month period ended December 31, 1999 to 25.4% for the same period in 2000, as the increase in sales volume more than offset the increase in expenses.

Computer Group

    For the six-month period ended December 31, 2000, Computer Group sales to external customers increased 14.0%, or $4.0 from $28.7 million for the six-month period ended December 31, 1999 to $32.7 million. Sales of the Group's general purpose I/O products and computer connectivity and expansion unit products increased 45.4% and 12.3%, respectively, primarily the result of an increase in sales to semiconductor equipment manufacturers, and an increase in sales to the entertainment production equipment and defense and aerospace industries. Unit shipments of the Group's computer processor products increased slightly compared to the six-month period ended December 31, 1999, but sales were negatively impacted by changes in exchange rates by approximately $900,000, as the U.S. dollar strengthened against the Deutsche mark.

    For the six-month period ended December 31, 2000, Computer Group segment profit increased 5.6%, or $361,000, from $6.5 million for the six-month period ended December 31, 1999 to $6.9 million. This increase was primarily due to the increase in sales of the Group's general purpose I/O products and computer connectivity and expansion unit products, partially offset by the shift in sales mix to lower margin OEM production orders and amortization of the Group's license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000. For the same reasons, segment profit as a percentage of sales decreased from 22.6% for the six-month period ended December 31, 1999 to 20.9% for the same period in 2000.

Aerospace Group

    For the six-month period ended December 31, 2000, Aerospace Group sales to external customers decreased 18.7%, or $2.8 million, from $14.9 million for the six-month period ended December 31, 1999 to $12.1 million. This decrease was primarily the result of the continued declines in the commercial satellite and military markets served by the Group, and in major new aircraft development programs. Management expects an approximate 5% to 8% decline in Aerospace Group sales to external customers in fiscal 2001 as compared to fiscal 2000.

    For the six-month period ended September 30, 2000, Aerospace Group segment profit decreased 34.5%, or $1.5 million, from $4.4 million for the six-month period ended December 31, 1999 to $2.9 million. This decrease was primarily due to lower sales of the Group's telemetry and avionics interface product lines and a shift in sales mix to lower margin products, partially offset by R&D and SG&A cost reductions, commensurate with the decline in the Group's sales volume. For the same reasons, segment profit as a percentage of sales decreased from 29.5% for the six-month period ended December 31, 1999 to 23.7% for the same period in 2000.

Three Months Ended December 31, 2000 Compared To Three Months Ended December 31, 1999

    Sales.  For the three-month period ended December 31, 2000, sales increased 51.4%, or $16.7 million, from $32.4 million for the three-month period ended December 31, 1999, to $49.1 million. Of this 51.4% increase, sales contributed by the acquisition of SDL on April 12, 2000 comprised 19.2%, and 32.2% was attributable to SBS' other product lines. Unit shipments increased within the Computer Group segment, primarily due to an increase in sales of the Group's computer connectivity and expansion unit products and general purpose I/O products. Sales of the Computer Group's computer processor products decreased, due to a slight decline in unit shipments, combined with the negative impact of changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark. Unit shipments of Communications Group's PowerPC based processor products increased. Unit shipments of the Communication Group's industrial systems and enclosures products were consistent with the three-month period ended December 31, 1999. Unit shipments declined within the Aerospace Group primarily due to the continued decline in the commercial satellite and military markets and decline in major new aircraft development programs.

    Gross Profit.  For the three-month period ended December 31, 2000, gross profit increased 34.5%, or $5.9 million from $17.1 million for the three-month period ended December 31, 1999, to $23.0 million. Of this 34.5% increase, gross profit contributed by the acquisition of SDL on April 12, 2000 comprised 17.4%, and 17.1% was attributable to SBS' other product lines. As expected, for the three-month period ended December 31, 2000, gross profit as a percentage of sales decreased to 46.9%

from 52.8% for the three-month period ended December 31, 1999, primarily due to the significant sales mix change that has been occurring, as SBS continues to transition to higher volume, lower margin OEM production orders, and becomes less dependent on its high-margin legacy products. Gross margins as a percentage of sales are expected to continue to decrease slightly, as SBS' lower margin production and systems business continues to be a larger portion of total sales mix.

    Selling, General and Administrative Expense.  For the three-month period ended December 31, 2000, SG&A expense increased 27.6%, or $1.8 million, from $6.3 million for the three-month period ended December 31, 1999, to $8.1 million. Of this 27.6% increase, 7.7% was due to the acquisition of SDL on April 12, 2000, and 19.9% was primarily due to an increase in costs commensurate with the growth of the Communications Group, partially offset by cost reductions within the Aerospace Group, commensurate with the decline in the Group's sales volume. For the three-month period ended December 31, 2000, SG&A expense as a percentage of sales decreased to 16.5% from 19.6% in the three-month period ended December 31, 1999, as the increase in sales volume more than offset the increase in expense.

    Research and Development Expense.  For the three-month period ended December 31, 2000, R&D expense increased 28.3%, or $1.1 million, from $3.9 million for the three-month period ended December 31, 1999, to $5.0 million. Of this 28.3% increase, 23.9% was due to the acquisition of SDL on April 12, 2000, and 4.4% was primarily due to increased investment in product development within the Communications Group, commensurate with the growth of the segment, partially offset by cost reductions within the Aerospace Group, commensurate with the Group's decline in sales volume. For the three-month period ended December 31, 2000, R&D expense as a percentage of sales decreased to 10.1% from 11.9% in the three-month period ended December 31, 1999, as the increase in sales volume more than offset the increase in expense.

    Amortization of Intangible Assets.  For the three-month period ended December 31, 2000, amortization of intangible assets increased 73.4%, or $814,000, from $1.1 million for the three-month period ended December 31, 1999, to $1.9 million. This increase was the result of the amortization of intangibles and goodwill associated with the acquisition of SDL on April 12, 2000 and amortization of SBS' license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000.

    Interest Income (Expense), Net.  For the three-month period ended December 31, 2000, net interest expense of $190,000 consisted of interest expense associated with borrowings used to fund the acquisition of SDL on April 12, 2000, partially offset by interest income associated with surplus cash. For the three-month period ended December 31, 1999, net interest income of $88,000 consisted primarily of interest income associated with amendments to prior years' tax returns for research and experimental tax credits and interest income associated with surplus cash.

    Foreign Exchange Gains (Losses).  For the three-month period ended December 31, 2000, the $19,000 foreign exchange gain was primarily attributable to the change in exchange rates relating to interest payable on debt from SBS' foreign subsidiary.

    Income Taxes.  For the three-month periods ended December 31, 2000 and 1999, income taxes represented effective income tax rates of 37.2% and 32.6%, respectively. The increase in the effective income tax rate was primarily due to the reinstatement through legislation of the research and experimental tax credit in the quarter ended December 31, 1999, which resulted in a year-to-date tax rate adjustment in the quarter ended December 31, 1999, and an adjustment to SBS' German deferred tax assets due to a legislative change in the German tax rate structure, which was enacted into law in the quarter ended December 31, 2000. Management expects the effective rate for the remaining two quarters in fiscal 2001 to be approximately 36.0%. Actual results may vary.

    Earnings Per Share.  For the three-month period ended December 31, 2000, net income per common share was $0.36 compared to $0.32 for the three-month period ended December 31, 1999. For the three-month period ended December 31, 2000, net income per common share-assuming dilution was $0.32 compared to $0.29 for the three-month period ended December 31, 1999.

Review of Business Segments

    SBS is managed and operates through three operating segments: the Communications Group, the Computer Group and the Aerospace Group. Reportable segments for the fiscal 2000 periods have been reclassified to conform to the segment structure implemented in the third quarter of fiscal 2000.

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

Communications Group

    For the three-month period ended December 31, 2000, Communications Group sales to external customers increased 146.4%, or $15.4 million, from $10.5 million for the three-month period ended December 31, 1999 to $25.9 million. Of this 146.4% increase, sales contributed from the acquisition of SDL on April 12, 2000 accounted for 59.1% of the increase. The balance of the increase was primarily attributable to a 122.1% increase in sales of the Group's PowerPC based processor products, resulting from growth in sales to wireless internet access, high speed router, optical switch, wide area network monitoring, and IP routing application customers.

    For the three-month period ended December 31, 2000, Communications Group segment profit increased 146.6%, or $4.0 million, from $2.7 million for the three-month period ended December 31, 1999, to $6.7 million. This increase was primarily due to earnings contributed by the acquisition of SDL on April 12, 2000 and an increase in sales among the Group's PowerPC based processor products, partially offset by an increase in SG&A and R&D expenses, commensurate with the growth of the segment. Segment profit for the three-month period ended December 31, 2000 was 26.0%, consistent with the three-month period ended December 31, 1999, primarily due to the increase in SG&A and R&D expenses noted above.

Computer Group

    For the three-month period ended December 31, 2000, Computer Group sales to external customers increased 13.4%, or $2.0 million from $15.2 million for the three-month period ended December 31, 1999 to $17.2 million. Sales of the Group's general purpose I/O products and computer connectivity and expansion unit products increased 57.0% and 8.8%, respectively, primarily the result of an increase in sales to semiconductor equipment manufacturers, and an increase in sales to the entertainment production equipment and defense and aerospace industries. Sales of the Group's computer processor products decreased, due to a slight decline in unit shipments, combined with the approximate $460,000 negative impact of changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark.

    For the three-month period ended December 31, 2000, Computer Group segment profit decreased 6.5%, or $239,000, from $3.7 million for the three-month period ended December 31, 1999 to $3.4 million. Although the Group experienced an increase in sales, this increase was offset by a shift in sales mix to lower margin OEM production orders, and amortization of the Group's license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000. For the same reasons, segment profit as a percentage of sales decreased from 24.2% for the three-month period ended December 31, 1999 to 19.9% for the same period in 2000.

Aerospace Group

    For the three-month period ended December 31, 2000, Aerospace Group sales to external customers decreased 11.0%, or $742,000, from $6.7 million for the three-month period ended December 31, 1999 to $6.0 million. This decrease was primarily the result of the continued declines in the commercial satellite and military markets served by the Group, and in major new aircraft development programs. Management expects an approximate 5% to 8% decline in Aerospace Group sales to external customers in fiscal 2001 as compared to fiscal 2000.

    For the three-month period ended December 31, 2000, Aerospace Group segment profit decreased $29,000 compared to the three-month period ended December 31, 1999. This decrease was primarily due to lower sales of the Group's telemetry and avionics interface product lines and a shift in sales mix to lower margin products, partially offset by R&D and SG&A cost reductions, commensurate with the Group's decline in sales volume. Segment profit as a percentage of sales increased from 23.4% for the three-month period ended December 31, 1999 to 25.8% for the same period in 2000, primarily due to the R&D and SG&A cost reductions.

Liquidity and Capital Resources

    SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

    Cash totaled $3.6 million at December 31, 2000, an increase of $43,000 from June 30, 2000. This increase was the result of $3.4 million of cash flow from operations and $6.8 million from the exercise of stock options, partially offset by $2.2 million of expenditures for capital equipment and $8.5 million of payments on SBS' line of credit. SBS' growth during the six-month period ended December 31, 2000 caused an increase in accounts receivable and inventory. Liabilities were in line with the current level of business. The exercise of stock options reduced SBS' tax liability.

    SBS has experienced and may continue to experience component part shortages. In order to help prevent shortages of critical components, SBS has built an inventory of these components. To date, the shortages have had minimal impact on results of operations. However, the impact of potential shortages on future periods cannot be predicted with certainty.

    As of December 31, 2000, borrowings drawn on SBS' $30.0 million Credit Agreement ("Agreement") with Bank of America, N.A. totaled $11.5 million, and SBS was in compliance with all of the covenants of the Agreement. The Agreement expires on March 31, 2001. Management expects to renew the Agreement in the normal course of business. Management believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance SBS' current operations and capital expenditures, excluding acquisitions, for the next twelve months. In addition to normal capital expenditures, management expects to incur approximately $1.5 million over the next six months with the implementation of SBS' customer relationship management system.

    For the six-month period ended December 31, 2000, there was no significant impact from inflation.

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

Business Outlook

    Consistent with SBS' press release dated January 16, 2001, management expects total sales and net income per common share—assuming dilution for fiscal 2001 to be at the high end of $185.0 million to $190.0 million, and $1.25 to $1.30, respectively. Management expects third quarter sales to increase slightly over the second quarter and net income per common share—assuming dilution for the third quarter to be between $0.33 and $0.35. Actual results may vary.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings—None

Item 2. Changes in Securities—None

Item 3. Defaults by the Company upon its Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders

    The following items were submitted to a vote and approved at the Annual Meeting of Stockholders held on November 9, 2000 and adjourned and reconvened on December 29, 2000:

TABULATION OF VOTES **

Item Voted	For	Against or Withheld	Abstentions and Broker Non-Votes
Election of Directors:
Scott A. Alexander	6,284,342	207,032
Christopher J. Amenson	5,970,137	521,237
Warren W. Andrews	6,282,442	208,932
Lawrence A. Bennigson	6,285,742	205,632
Peter D. Fenner	6,280,042	211,332
Louis C. Golm	6,279,942	211,432
Alan F. White	6,285,742	205,632
Ratification of KPMG LLP as the Company's independent auditor for fiscal year ending June 30, 2001.	6,464,876	14,769	11,729
Ratification of the 2000 Long-Term Equity Incentive Plan.	3,544,156	1,595,549	1,351,669

**
On August 18, 2000, the SBS Board of Directors declared a two-for-one stock split for shareholders of record on September 5, 2000, distributed on September 20, 2000. Shareholders of record on September 15, 2000 were entitled to vote on the issues listed in the SBS Proxy Statement and Notice of Annual Meeting of Shareholders dated October 2, 2000. Because the date of record for voting on the SBS' proxy issues was earlier than the distribution date of SBS' two-for-one stock split, the vote on SBS' proxy issues was tabulated on a pre-split basis.

Item 5. Other Information—None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

Exhibit Number	Description
03.i (1)	Restated Articles of Incorporation
03.ii(1)	Restated and Amended Bylaws
04.a(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.
04.b(1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.
04.c(1)	Form of certificate evidencing Common stock
04.1(1)
Rights Agreement dated September 15, 1997 between SBS
Technologies, Inc. and First Security Bank, National Association,
as Rights Agent, which includes the form of Right Certificate as
Exhibit A and the Summary of Rights to Purchase Common Stock
as Exhibit B.2
  (b)
  Reports on Form 8-K—None

  (1)
  See Exhibit Index

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date: February 13, 2001	/s/ CHRISTOPHER J. AMENSON Christopher J. Amenson Chairman of the Board, Chief Executive Officer and President

Date: February 13, 2001	/s/ JAMES E. DIXON, JR. James E. Dixon, Jr. Finance and Administration; Chief Financial Officer, Secretary and Treasurer

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
03.i (1)	Restated Articles of Incorporation	—
03.ii(2)	Restated and Amended Bylaws	—
04.a(3)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.	—
04.b(4)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	—
04.c(5)	Form of certificate evidencing Common stock	—
04.1(6)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank, National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2	—

(1)
Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2)
Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)
Incorporated by reference to Exhibit 3.i, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(4)
Incorporated by reference to Exhibit 3.ii, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)
Incorporated by reference to Exhibit 4.c, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(6)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 23, 1997.

QuickLinks

SBS Technologies, Inc. and Subsidiaries Form 10-Q for the Quarter Ended December 31, 2000 Table of Contents
SBS Technologies , Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)
SBS Technologies, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)
SBS Technologies, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
SBS Technologies, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
SBS Technologies, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements December 31, 2000 (Unaudited)
PART II—OTHER INFORMATION
TABULATION OF VOTES
SIGNATURES
SBS TECHNOLOGIES, INC. AND SUBSIDIARIES EXHIBIT INDEX