Form 10-Q
period 2001-03-31
SBS TECHNOLOGIES INC
filed 2001-05-11
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

       X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
                 quarterly period ended March 31, 2001

       __    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES   X  NO

As of April 30, 2001, the Registrant had 14,235,518 shares of its common stock outstanding.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2001

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2001	June 30, 2000

Current assets:

Cash and cash equivalents	$2,562,396	3,595,078

Receivables, net (note 2)	32,763,938	29,164,257

Inventories (note 3)	48,063,345	30,492,779

Deferred income taxes	4,987,666	5,185,853

Income tax receivable	1,774,583	1,022,215

Prepaid expenses	1,196,410	856,399

Other current assets	65,971	431,776

Total current assets	91,414,309	70,748,357

Property and equipment, net	10,229,640	7,320,222

Intangible assets, net	47,689,492	54,961,154

Other assets	617,413	130,524

Total assets	$149,950,854	133,160,257

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable	$9,500,000	20,000,000

Accounts payable	6,480,226	5,556,479

Accrued representative commissions	695,717	652,397

Accrued salaries	3,007,777	3,171,690

Accrued compensated absences	1,354,440	1,229,307

Other current liabilities	2,458,723	2,603,812

Total current liabilities	23,496,883	33,213,685

Deferred income taxes	434,017	932,809

Total liabilities	23,930,900	34,146,494

Stockholders’ equity:

Common stock, no par value; 200,000,000 shares authorized, 14,162,026 issued and outstanding at March 31, 2001, 13,302,144 issued and outstanding at June 30, 2000	80,687,944	65,384,516

Unearned compensation	(499,219)	—

Accumulated other comprehensive loss	(5,414,006)	(3,967,584)

Retained earnings	51,245,235	37,596,831

Total stockholders’ equity	126,019,954	99,013,763

Total liabilities and stockholders’ equity	$149,950,854	133,160,257

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended March 31		Three Months Ended March 31

	2001	2000	2001	2000

Sales	$141,284,944	90,341,358	48,490,181	29,888,637

Cost of sales	74,171,601	42,064,813	25,862,695	14,314,636

Gross Profit	67,113,343	48,276,545	22,627,486	15,574,001

Selling, general and administrative expense	24,302,130	18,713,659	8,261,862	6,451,485

Research and development expense	15,004,794	11,241,327	5,077,567	3,703,181

Amortization of intangible assets	5,832,347	3,307,502	1,935,742	1,085,746

Operating income	21,974,072	15,014,057	7,352,315	4,333,589

Interest income (expense), net	(653,017)	272,485	(109,486)	97,698

Foreign exchange losses	(140,176)	(92,359)	(76,936)	(62,377)

	(793,193)	180,126	(186,422)	35,321

Income before income taxes	21,180,879	15,194,183	7,165,893	4,368,910

Income taxes	7,532,475	5,180,170	2,792,445	1,429,877

Net income	$13,648,404	10,014,013	4,373,448	2,939,033

Net income per common share	$0.99	0.82	0.31	0.23

Net income per common share - assuming dilution	$0.90	0.75	0.29	0.21

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common			Accumulated		Total
	stock			Other		stock-
			Unearned	Comprehensive	Retained	holders'
	Shares	Amount	Compensation	Loss	Earnings	equity

Balance at June 30, 2000	13,302,144	$65,384,516	$—	$(3,967,584)	$37,596,831	$99,013,763

Exercise of stock options and warrants	829,882	9,514,491	—	—	—	9,514,491

Stock issued to officer and director under restricted stock award	30,000	506,250	(506,250)	—	—	—

Stock-based compensation	—	21,093	7,031	—	—	28,124

Income tax benefit from stock options exercised	—	5,261,594	—	—	—	5,261,594

Net income	—	—	—	—	13,648,404	13,648,404

Other comprehensive income:

Foreign currency translation adjustments	—	—	—	(1,446,422)	—	(1,446,422)

Balance at March 31, 2001	14,162,026	$80,687,944	$(499,219)	$(5,414,006)	$51,245,235	$126,019,954

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,

	2001	2000

Cash flows from operating activities:

Net income	$13,648,404	10,014,013

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,783,738	1,440,347

Amortization of intangible assets	5,832,347	3,307,502

Bad debt expense	526,652	36,557

Deferred income taxes	(366,959)	(1,007,063)

Income tax benefit of stock options exercised	5,261,594	2,844,016

Loss on disposition of assets	13,928	75,375

Foreign exchange losses	140,176	92,359

Stock-based compensation	28,124	21,093

Changes in assets and liabilities, net of effects of acquisitions:

Receivables	(4,510,906)	(3,497,734)

Inventories	(17,885,010)	(8,138,458)

Prepaids and other assets	(465,665)	(284,044)

Accounts payable	903,801	1,658,157

Accrued representative commissions	44,448	31,864

Accrued salaries	(130,798)	(1,034,375)

Accrued compensated absences	137,440	(40,641)

Income taxes	(715,924)	(1,469,649)

Other current liabilities	35,059	254,371

Net adjustments	(9,367,955)	(5,710,323)

Net cash provided by operating activities	4,280,449	4,303,690

Cash flows from investing activities:

Acquisition of property and equipment	(4,768,889)	(1,478,279)

Other	396,025	64,162

Net cash used by investing activities	(4,372,864)	(1,414,117)

Cash flows from financing activities:

Payments on notes payable to related parties	—	(1,391,216)

Payments on notes payable	(10,500,000)	(3,975,060)

Dividends paid to former shareholders of SciTech, Inc.	—	(438,040)

Proceeds from exercise of stock options and warrants	9,514,491	7,266,394

Net cash used by financing activities	(985,509)	1,462,078

(Continued)

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	Nine Months Ended March 31,

	2001	2000

Effect of exchange rate changes on cash	45,242	3,357

Net change in cash and cash equivalents	(1,032,682)	4,355,008

Cash and cash equivalents at beginning of period	3,595,078	3,500,556

Cash and cash equivalents at end of period	$2,562,396	7,855,564

Supplemental disclosure of cash flow information:

Interest paid	$1,293,906	88,029

Income taxes paid	3,258,291	4,886,828

Noncash financing and investing activities:

Summary of assets acquired and liabilities assumed through acquisition:

Cash and cash equivalents	$—	64,162

Receivables	—	382,065

Inventories	—	480,191

Property and equipment	—	80,500

Accumulated depreciation	—	(66,481)

Note payable	—	(75,060)

Accounts payable	—	(201,061)

Accrued salaries	—	(21,524)

Common stock	—	(100)

Retained earnings	—	(642,692)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)

1)	Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.’s (“SBS”) Annual Report on Form 10-K for the year ended June 30, 2000 have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year.

Effective July 1, 2000, SBS adopted Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SBS did not have any outstanding derivatives at March 31, 2001 or July 1, 2000, and as such, adoption of SFAS 133 had no impact on SBS’ financial position or results of operations for the periods ended March 31, 2001.

On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income per common share, net income per common share – assuming dilution, common stock, and stockholders’ equity have been restated as if the stock split occurred as of the earliest period presented.

2)	Receivables, net

           Receivables, net consist of the following:

	March 31, 2001	June 30, 2000

Accounts receivable	$33,732,445	29,993,290

Less: allowance for doubtful accounts	(968,507)	(829,033)

	$32,763,938	29,164,257

3)	Inventories

           Inventories consist of the following:

	March 31, 2001	June 30, 2000

Raw materials	$22,057,961	15,010,729

Work in process	13,767,643	8,902,019

Finished goods	10,165,090	5,379,699

Inventory consigned to others	2,072,651	1,200,332

	$48,063,345	30,492,779

4)	Earnings Per Share

Net income per common share is based on weighted average shares outstanding. Net income per common share – assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2001 (Continued)
(Unaudited)

A reconciliation of the numerator and denominator of the per share and per share – assuming dilution calculation follows:

	Nine Months Ended March 31

	2001			2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income Per Common Share

Net Income	$13,648,404	13,776,393	$0.99	$10,014,013	12,241,656	$0.82

Effect of Dilutive Securities

Dilutive options and warrants	—	1,393,521		—	1,168,690

Net Income Per Common Share

– assuming dilution

Net Income	$13,648,404	15,169,914	$0.90	$10,014,013	13,410,346	$0.75

	Three Months Ended March 31

	2001			2000

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income Per Common Share

Net Income	$4,373,448	14,070,858	$0.31	$2,939,033	12,773,810	$0.23

Effect of Dilutive Securities

Dilutive options and warrants	—	1,269,158		—	1,393,590

Net Income Per Common Share

– assuming dilution

Net Income	$4,373,448	15,340,016	$0.29	$2,939,033	14,167,400	$0.21

For the nine months ended March 31, 2001 and 2000, options to purchase 259,629 and 350,864 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share – assuming dilution because the options’ exercise price was greater than the average market price of the common shares. For the three months ended March 31, 2001 and 2000, options to purchase 749,697 and 8,792 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share – assuming dilution because the options’ exercise price was greater than the average market price of the common shares.

5)	Comprehensive Income

Comprehensive income for the nine and three months ended March 31, 2001, was $12.2 million and $3.1 million, respectively. Comprehensive income for the nine and three months ended March 31, 2000 was $8.3 million and $2.1 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

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

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2001 (Continued)
(Unaudited)

SBS measures its segments’ results of operations based on income before income taxes and before allocation of corporate overhead expenses, amortization of goodwill and intangibles from acquisitions, corporate interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

					Corporate
		Communications	Computer	Aerospace	and un-
		Group	Group	Group	Allocated (1)	Total

Nine Months Ended March 31

Gross Sales	2001	$75,472,899	54,162,158	18,460,529	—	148,095,586

Intersegment sales		(3,757,195)	(2,932,147)	(121,300)	—	(6,810,642)

Sales to external customers		71,715,704	51,230,011	18,339,229	—	141,284,944

Gross Sales	2000	28,428,142	42,098,183	20,497,096	—	91,023,421

Intersegment sales		(219,405)	(185,397)	(277,261)	—	(682,063)

Sales to external customers		28,208,737	41,912,786	20,219,835	—	90,341,358

Segment profit (Income before	2001	18,226,173	9,931,934	4,923,252	(11,900,480)	21,180,879

taxes)	2000	7,298,997	8,536,722	5,507,428	(6,148,964)	15,194,183

Three Months Ended March 31

Gross Sales	2001	25,705,308	19,942,688	6,367,637	—	52,015,633

Intersegment sales		(1,943,388)	(1,471,104)	(110,960)	—	(3,525,452)

Sales to external customers		23,761,920	18,471,584	6,256,677	—	48,490,181

Gross Sales	2000	11,454,247	13,259,369	5,474,177	—	30,187,793

Intersegment sales		(98,113)	(92,929)	(108,114)	—	(299,156)

Sales to external customers		11,356,134	13,166,440	5,366,063	—	29,888,637

Segment profit (Income before	2001	6,032,409	3,074,340	2,057,679	(3,998,535)	7,165,893

taxes)	2000	3,352,537	2,046,548	1,124,126	(2,154,301)	4,368,910

Balance at March 31

Total assets	2001	47,617,279	31,538,047	10,352,997	60,442,531	149,950,854

	2000	22,496,484	22,518,859	10,759,750	50,266,115	106,041,208

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead, substantially all interest expense, interest income, and amortization of goodwill and intangibles from acquisitions. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets and intangible assets.

7)	Related Party Transactions

Effective March 9, 2001, Grahame E. Rance was appointed to the positions of President and Chief Executive Officer of SBS and member of the Board of Directors. Mr. Rance succeeds Christopher J. Amenson, who remains as Chairman of the Board of Directors of SBS. As part of his compensation package, Mr. Rance received a $1,893,750 interest free loan from SBS, paid in cash on April 4, 2001. Forgiveness of the loan will occur ratably over six annual anniversaries of Mr. Rance’s employment with SBS. Additionally, Mr. Rance received a $570,000 interest free loan from SBS. This loan is secured by a second mortgage on Mr. Rance’s former home and is repayable upon the sale of the home. The loan was made in two increments, $45,000 on March 9, 2001 and $525,000 on April 26, 2001.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
March 31, 2001

      The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto. Information discussed herein, other than statements of historical fact, that addresses future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS’ operations, markets, products, services, prices, and other risk factors listed in the Company’s Form 10-K for the year ended June 30, 2000. These forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those expressed or implied by these forward-looking statements.

Results of Operations

Nine Months Ended March 31, 2001 Compared To Nine Months Ended March 31, 2000,

Sales. For the nine-month period ended March 31, 2001, sales increased 56.4%, or $51.0 million, from $90.3 million for the nine-month period ended March 31, 2000, to $141.3 million. Of this 56.4% increase, sales contributed by the acquisition of SDL on April 12, 2000 comprised 22.0%, and 34.4% was attributable to SBS’ other product lines. Unit shipments increased among all product lines within the Communications Group segment and the Computer Group segment. The increase in sales volume within the Computer Group’s computer processor products was partially offset by the negative impact of changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark. Unit shipments declined within the Aerospace Group primarily due to continued declines in the commercial satellite and military markets and in major new aircraft development programs.

Gross Profit. For the nine-month period ended March 31, 2001, gross profit increased 39.0%, or $18.8 million from $48.3 million for the nine-month period ended March 31, 2000, to $67.1 million. Of this 39.0% increase, gross profit contributed by the acquisition of SDL on April 12, 2000 comprised 20.8%, and 18.2% was attributable to SBS’ other product lines. As expected, for the nine-month period ended March 31, 2001, gross profit as a percentage of sales decreased to 47.5% from 53.4% for the nine-month period ended March 31, 2000, primarily due to the significant sales mix change that has been occurring, as SBS continues to transition to higher volume, lower margin OEM production orders, and becomes less dependent on its high-margin legacy products. Based on management’s expectations of sales and sales mix for the fourth quarter of fiscal 2001 (see “Business Outlook” below), gross profit as a percentage of sales is expected to be consistent with the third quarter of fiscal 2001. For fiscal 2002 and beyond, gross profit as a percentage of sales is expected to decrease slightly, as SBS’ lower margin production and systems business continues to be a larger portion of total sales mix. Actual results may vary.

Selling, General and Administrative Expense. For the nine-month period ended March 31, 2001, selling, general and administrative (SG&A) expense increased 29.9%, or $5.6 million, from $18.7 million for the nine-month period ended March 31, 2000, to $24.3 million. Of this 29.9% increase, 8.5% was due to the acquisition of SDL on April 12, 2000, and 21.4% was primarily due to an increase in costs commensurate with the growth of the Communications Group, partially offset by cost reductions within the Aerospace Group, commensurate with the Group’s decline in sales volume. For the nine-month period ended March 31, 2001, SG&A expense as a percentage of sales decreased to 17.2% from 20.7% in the nine-month period ended March 31, 2000, as the increase in sales volume more than offset the increase in expense.

Research and Development Expense. For the nine-month period ended March 31, 2001, research and development (R&D) expense increased 33.5%, or $3.8 million, from $11.2 million for the nine-month period ended March 31, 2000, to $15.0 million. Of this 33.5% increase, 25.7% was due to the acquisition of SDL on April 12, 2000, and 7.8% was primarily due to increased investment in product development within the Communications Group, commensurate with the growth of the segment, partially offset by cost reductions within the Aerospace Group, commensurate with the Group’s decline in sales volume. For the nine-month period ended March 31, 2001, R&D expense as a percentage of sales decreased to 10.6% from 12.4% in the nine-month period ended March 31, 2000, as the increase in sales volume more than offset the increase in expense.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
March 31, 2001
(Continued)

Amortization of Intangible Assets. For the nine-month period ended March 31, 2001, amortization of intangible assets increased 76.3%, or $2.5 million, from $3.3 million for the nine-month period ended March 31, 2000, to $5.8 million. This increase was the result of the amortization of intangibles and goodwill associated with the acquisition of SDL on April 12, 2000 and amortization of SBS’ license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000.

Interest Income (Expense), Net. For the nine-month period ended March 31, 2001, net interest expense of $653,000 consisted of interest expense associated with borrowings used to fund the acquisition of SDL on April 12, 2000, partially offset by interest income associated with surplus cash. For the nine-month period ended March 31, 2000, net interest income of $272,000 consisted primarily of interest income associated with amendments to prior years’ tax returns for research and experimental tax credits, and interest income on surplus cash, partially offset by interest expense associated with borrowings under SBS’ line of credit.

Foreign Exchange Gains (Losses). For the nine-month period ended March 31, 2001, the $140,000 foreign exchange loss was primarily attributable to the change in exchange rates relating to interest payable on debt from SBS’ foreign subsidiary, partially offset by a foreign exchange gain attributable to the change in exchange rates relating to payments by SBS’ U.S. subsidiaries to an SBS foreign subsidiary for commissions accrued at June 30, 2000.

Income Taxes. For the nine-month periods ended March 31, 2001 and 2000, income taxes represented effective income tax rates of 35.6% and 34.1%, respectively. The increase in the effective income tax rate was primarily due to non-deductible goodwill related to the acquisition of SDL on April 12, 2000, and an adjustment to SBS’ German deferred tax assets due to a legislative change in the German tax rate structure, which was enacted into law in the quarter ended December 31, 2000. This increase was partially offset by a favorable ruling by the German tax authorities allowing for the deduction of goodwill amortization for trade tax purposes. This ruling was applied retroactively to January 1, 1999. Management expects the effective rate for the remaining quarter in fiscal 2001 to be approximately 35.0%. Actual results may vary.

Earnings Per Share. For the nine-month period ended March 31, 2001, net income per common share was $0.99 compared to $0.82 for the nine-month period ended March 31, 2000. For the nine-month period ended March 31, 2001, net income per common share-assuming dilution was $0.90 compared to $0.75 for the nine-month period ended March 31, 2000.

Review of Business Segments

SBS is managed and operates through three operating segments: the Communications Group, the Computer Group and the Aerospace Group.

The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities and acquired in-process research and development charges. This measure of segment profit described above is referred to in this review as “Segment Profit.”

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
March 31, 2001
(Continued)

Communications Group

For the nine-month period ended March 31, 2001, Communications Group sales to external customers increased 154.2%, or $43.5 million, from $28.2 million for the nine-month period ended March 31, 2000 to $71.7 million. Of this 154.2% increase, sales contributed from the acquisition of SDL on April 12, 2000 accounted for 70.5% of the increase. The balance of the increase was primarily attributable to a 113.7% increase in sales of the Group’s PowerPC based processor products, I/O products, and high availability systems products, resulting from growth in sales to wireless internet access, high speed router, optical switch, wide area network monitoring, and IP routing application customers. The Communications Group is currently experiencing the effects of a slowdown of several of the Group’s telecommunications infrastructure customers, resulting in an approximate 1.0% decline in sales for the quarter ended March 31, 2001, as compared to the second quarter of fiscal 2001. SBS expects that this trend will continue during the fourth quarter of fiscal 2001, resulting in little or no sales growth compared to the quarter ended March 31, 2001. Actual results may vary.

For the nine-month period ended March 31, 2001, Communications Group segment profit increased 149.7%, or $10.9 million, from $7.3 million for the nine-month period ended March 31, 2000, to $18.2 million. This increase was primarily due to earnings contributed by the acquisition of SDL on April 12, 2000 and an increase in sales among the Group’s PowerPC products, I/O products, and high availability systems products, partially offset by an increase in SG&A and R&D expenses, commensurate with the growth of the segment. Segment profit as a percentage of sales for the nine-month period ended March 31, 2001 was 25.4%, consistent with the nine-month period ended March 31, 2000, primarily due to the increase in SG&A and R&D expenses noted above.

Computer Group

For the nine-month period ended March 31, 2001, Computer Group sales to external customers increased 22.2%, or $9.3 million from $41.9 million for the nine-month period ended March 31, 2000 to $51.2 million. Sales of the Group’s general purpose I/O products, computer connectivity and expansion unit products, and computer processor products increased 43.8%, 17.5%, and 16.6%, respectively, primarily the result of the Group’s focus on OEM production business, as well as an increase in sales to semiconductor equipment manufacturers, and an increase in sales to the entertainment production equipment and defense and aerospace industries. The increase in sales volume of the Group’s computer processor products was partially offset by the approximate $1.2 million negative impact of changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark.

For the nine-month period ended March 31, 2001, Computer Group segment profit increased 16.3%, or $1.4 million, from $8.5 million for the nine-month period ended March 31, 2000 to $9.9 million. This increase was primarily due to the gross profit contribution from the increase in sales among all of the Group’s product lines, partially offset by the amortization of the Group’s license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000. Segment profit as a percentage of sales decreased from 20.4% for the nine-month period ended March 31, 2000 to 19.4% for the same period in 2001, primarily due to the shift in sales mix to lower margin OEM production orders, partially offset by SG&A and R&D cost control.

Aerospace Group

For the nine-month period ended March 31, 2001, Aerospace Group sales to external customers decreased 9.3%, or $1.9 million, from $20.2 million for the nine-month period ended March 31, 2000 to $18.3 million. This decrease was primarily the result of the continued declines in the commercial satellite and military markets served by the Group, and the decline in major new aircraft development programs. Management expects an approximate 5% to 8% decline in Aerospace Group sales to external customers in fiscal 2001 as compared to fiscal 2000.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
March 31, 2001
(Continued)

For the nine-month period ended March 30, 2001, Aerospace Group segment profit decreased 10.6%, or $584,000, from $5.5 million for the nine-month period ended March 31, 2000 to $4.9 million. This decrease was primarily due to lower sales of the Group’s telemetry and avionics interface product lines and a shift in sales mix to lower margin products, partially offset by R&D and SG&A cost reductions, commensurate with the decline in the Group’s sales volume. Segment profit as a percentage of sales for the nine-month period ended March 31, 2001 was 26.8%, consistent with the nine-month period ended March 31, 2000, as the decrease in gross margins as a percentage of sales was offset by the reductions in SG&A and R&D expenses noted above.

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

Sales. For the three-month period ended March 31, 2001, sales increased 62.2%, or $18.6 million, from $29.9 million for the three-month period ended March 31, 2000, to $48.5 million. Of this 62.2% increase, sales contributed by the acquisition of SDL on April 12, 2000 comprised 21.0%, and 41.2% was attributable to SBS’ other product lines. Unit shipments increased among all product lines within the Communications Group segment, the Computer Group segment, and the Aerospace Group segment. The increase in sales volume of the Computer Group’s computer processor products was partially offset by the negative impact of changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark.

Gross Profit. For the three-month period ended March 31, 2001, gross profit increased 45.3%, or $7.0 million from $15.6 million for the three-month period ended March 31, 2000, to $22.6 million. Of this 45.3% increase, gross profit contributed by the acquisition of SDL on April 12, 2000 comprised 21.7%, and 23.6% was attributable to SBS’ other product lines. As expected, for the three-month period ended March 31, 2001, gross profit as a percentage of sales decreased to 46.7% from 52.1% for the three-month period ended March 31, 2000, primarily due to the significant sales mix change that has been occurring, as SBS continues to transition to higher volume, lower margin OEM production orders, and becomes less dependent on its high-margin legacy products. Based on management’s expectations of sales and sales mix for the fourth quarter of fiscal 2001 (see “Business Outlook” below), gross profit as a percentage of sales is expected to be consistent with the third quarter of fiscal 2001. For fiscal 2002 and beyond, gross profit as a percentage of sales is expected to decrease slightly, as SBS’ lower margin production and systems business continues to be a larger portion of total sales mix. Actual results may vary.

Selling, General and Administrative Expense. For the three-month period ended March 31, 2001, SG&A expense increased 28.1%, or $1.8 million, from $6.5 million for the three-month period ended March 31, 2000, to $8.3 million. Of this 28.1% increase, 8.8% was due to the acquisition of SDL on April 12, 2000, and 19.3% was primarily due to an increase in costs commensurate with the growth of the Communications Group, partially offset by cost reductions within the Aerospace Group, commensurate with the year-to-date decline in the Group’s sales volume. For the three-month period ended March 31, 2001, SG&A expense as a percentage of sales decreased to 17.0% from 21.6% in the three-month period ended March 31, 2000, as the increase in sales volume more than offset the increase in expense.

Research and Development Expense. For the three-month period ended March 31, 2001, R&D expense increased 37.1%, or $1.4 million, from $3.7 million for the three-month period ended March 31, 2000, to $5.1 million. Of this 37.1% increase, 27.3% was due to the acquisition of SDL on April 12, 2000, and 9.8% was primarily due to increased investment in product development within the Communications Group, commensurate with the growth of the segment, partially offset by cost reductions within the Aerospace Group, commensurate with the Group’s year-to-date decline in sales volume. For the three-month period ended March 31, 2001, R&D expense as a percentage of sales decreased to 10.5% from 12.4% in the three-month period ended March 31, 2000, as the increase in sales volume more than offset the increase in expense.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
March 31, 2001
(Continued)

Amortization of Intangible Assets. For the three-month period ended March 31, 2001, amortization of intangible assets increased 78.3%, or $850,000, from $1.1 million for the three-month period ended March 31, 2000, to $1.9 million. This increase was the result of the amortization of intangibles and goodwill associated with the acquisition of SDL on April 12, 2000 and amortization of SBS’ license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000.

Interest Income (Expense), Net. For the three-month period ended March 31, 2001, net interest expense of $109,000 consisted of interest expense associated with borrowings used to fund the acquisition of SDL on April 12, 2000, partially offset by interest income associated with surplus cash. For the three-month period ended March 31, 2000, net interest income of $98,000 consisted primarily of interest income associated with surplus cash.

Foreign Exchange Gains (Losses). For the three-month period ended March 31, 2001, the $77,000 foreign exchange loss was primarily attributable to the change in exchange rates relating to interest payable on debt from SBS’ foreign subsidiary.

Income Taxes. For the three-month periods ended March 31, 2001 and 2000, income taxes represented effective income tax rates of 39.0% and 32.7%, respectively. The increase in the effective income tax rate was primarily due to non-deductible goodwill related to the acquisition of SDL on April 12, 2000. Management expects the effective rate for the remaining quarter in fiscal 2001 to be approximately 35.0%. Actual results may vary.

Earnings Per Share. For the three-month period ended March 31, 2001, net income per common share was $0.31 compared to $0.23 for the three-month period ended March 31, 2000. For the three-month period ended March 31, 2001, net income per common share-assuming dilution was $0.29 compared to $0.21 for the three-month period ended March 31, 2000.

Review of Business Segments

SBS is managed and operates through three operating segments: the Communications Group, the Computer Group and the Aerospace Group.

The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments costs associated with its corporate headquarters, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities and acquired in-process research and development charges. This measure of segment profit described above is referred to in this review as “Segment Profit.”

Communications Group

For the three-month period ended March 31, 2001, Communications Group sales to external customers increased 109.2%, or $12.4 million, from $11.4 million for the three-month period ended March 31, 2000 to $23.8 million. Of this 109.2% increase, sales contributed from the acquisition of SDL on April 12, 2000 accounted for 55.3% of the increase. The balance of the increase was primarily attributable to a 68.4% increase in sales of the Group’s PowerPC based processor products, I/O products, and high availability systems products, resulting from growth in sales to wireless internet access, high speed router, optical switch, wide area network monitoring, and IP routing application customers. The Communications Group is currently experiencing the effects of a slowdown of several of the Group’s telecommunications infrastructure customers, resulting in an approximate 1.0% decline in sales for the quarter ended March 31, 2001, as compared to the second quarter of fiscal 2001. SBS expects that this trend will continue during the fourth quarter of fiscal 2001, resulting in little or no sales growth compared to the quarter ended March 31, 2001. Actual results may vary.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
March 31, 2001
(Continued)

For the three-month period ended March 31, 2001, Communications Group segment profit increased 79.9%, or $2.6 million, from $3.4 million for the three-month period ended March 31, 2000, to $6.0 million. This increase was primarily due to earnings contributed by the acquisition of SDL on April 12, 2000 and an increase in sales among the Group’s PowerPC based processor products, I/O products, and high availability systems products, partially offset by an increase in SG&A and R&D expenses, commensurate with the growth of the segment. Segment profit as a percentage of sales decreased from 29.5% for the three-month period ended March 31, 2000 to 25.4% for the same period in 2001, primarily due to the decrease in gross margins as a percentage of sales as the Group’s sales continued to transition to higher volume, lower margin OEM production business.

Computer Group

For the three-month period ended March 31, 2001, Computer Group sales to external customers increased 40.3%, or $5.3 million from $13.2 million for the three-month period ended March 31, 2000 to $18.5 million. Sales of the Group’s general purpose I/O products, computer connectivity and expansion unit products, and computer processor products increased 41.1%, 29.3%, and 58.7%, respectively, primarily the result of the Group’s focus on OEM production business, as well as an increase in sales to semiconductor equipment manufacturers, and growth in sales to the Group’s industrial and defense customers in the medical electronics, test and instrumentation, and automation and control markets. The increase in sales volume from the Group’s computer processor products was partially offset by the approximate $250,000 negative impact of changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark.

For the three-month period ended March 31, 2001, Computer Group segment profit increased 50.2%, or $1.1 million, from $2.0 million for the three-month period ended March 31, 2000 to $3.1 million. This increase was primarily due to the gross profit contribution from the increase in sales among all of the Group’s product lines, partially offset by amortization of the Group’s license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000. Segment profit as a percentage of sales increased from 15.5% for the three-month period ended March 31, 2000 to 16.6% for the same period in 2001, primarily due to SG&A and R&D expense control, partially offset by lower gross margins resulting from the Group’s focus on OEM production business.

Aerospace Group

For the three-month period ended March 31, 2001, Aerospace Group sales to external customers increased 16.6%, or $891,000, from $5.4 million for the three-month period ended March 31, 2000 to $6.3 million. This increase was primarily the result of shipments of revised commercial off-the-shelf Avionics products, and increased availability of component parts. Management expects an approximate 5% to 8% decline in Aerospace Group sales to external customers in fiscal 2001 as compared to fiscal 2000.

For the three-month period ended March 31, 2001, Aerospace Group segment profit increased 83.0%, or $1.0 million, from $1.1 million for the three-month period ended March 31, 2000 to $2.1 million. This increase was primarily due to the increase in sales of the Group’s avionics interface products and the R&D and SG&A cost reductions, commensurate with the Group’s year-to-date decline in sales volume. Segment profit as a percentage of sales increased from 20.9% for the three-month period ended March 31, 2000 to 32.9% for the same period in 2001, primarily due to the R&D and SG&A cost reductions.

Liquidity and Capital Resources

SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
March 31, 2001
(Continued)

Cash totaled $2.6 million at March 31, 2001, a decrease of $1.0 million from June 30, 2000. This decrease was the result of $4.8 million of expenditures for capital equipment and $10.5 million of payments on SBS’ line of credit, partially offset by $4.3 million of cash flow from operations and $9.5 million from the exercise of stock options. SBS’ growth during the nine-month period ended March 31, 2001 caused an increase in accounts receivable and contributed to an increase in inventory. Inventory also increased due to the shortage of critical components noted below. Liabilities were in line with the current level of business. The exercise of stock options reduced SBS’ tax liability.

As of March 31, 2001, borrowings drawn on SBS’ $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A. totaled $9.5 million, and SBS was in compliance with all of the covenants of the Agreement. Effective March 31, 2001, the Agreement was renewed, with an expiration date of December 31, 2002. Management believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance SBS’ current operations and capital expenditures, excluding acquisitions, for the next twelve months. In addition to normal capital expenditures, management expects to incur approximately $1.4 million over the next six months with the implementation of SBS’ customer relationship management system.

SBS has experienced and may continue to experience component part shortages. In order to help prevent shortages of critical components, during the nine-month period ended March 31, 2001, SBS built an inventory of these components. To date, the shortages have had minimal impact on results of operations. Currently, SBS is experiencing increased availability of these components. However, the impact of potential future shortages cannot be predicted with certainty.

For the nine-month period ended March 31, 2001, there was no significant impact from inflation.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The legacy currencies of the participating European Union members will remain legal tender in the participating countries for the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. Legacy currencies will no longer be legal tender for any transactions beginning July 1, 2002, making conversion to the euro complete. SBS is assessing its need to adapt information technology and other systems to accommodate euro-denominated transactions, any potential impact on terms and enforceability of legacy denominated contracts, and potential tax consequences of currency conversion. This assessment is being conducted to determine whether the euro conversion will have a material adverse effect on SBS’ financial position, results of operations, or liquidity.

New Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This bulletin summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Securities and Exchange Commission issued SAB No. 101B that delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SBS does not expect the adoption of the provisions of this bulletin to have a material effect on its financial position or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information on this risk that was provided in the Company’s Form 10-K for the year ended June 30, 2000.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
March 31, 2001
(Continued)

Business Outlook

Consistent with SBS’ press release dated April 17, 2001, management expects total sales and net income per common share – assuming dilution for fiscal 2001 to be between $185.0 million and $188.0 million, and $1.13 to $1.17, respectively. Management expects fourth quarter sales to be between $44.0 million and $47.0 million and net income per common share – assuming dilution to be between $0.23 and $0.27. Actual results may vary.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities — None

Item 3. Defaults by the Company upon its Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i (1)	Restated Articles of Incorporation

03.ii (1)	Restated and Amended Bylaws

04.a (1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.

04.b (1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.

04.c (1)	Form of certificate evidencing Common Stock

04.1 (1)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank, National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2

10.ba (1)	Lease between Rosa Point II, LLC and SBS Technologies, Inc. dated February 15, 2001

10.bb (1)	Terms of employment between SBS Technologies, Inc. and Grahame E. Rance

10.bc (1)	Employment agreement between SBS Technologies, Inc. and Christopher J. Amenson, dated December 27, 2000, and Addendum to employment agreement between SBS Technologies, Inc. and Christopher J. Amenson, dated April 27, 2001

10.bd (1)	Third Modification of Credit Agreement, Promissory Note, Guaranty Agreements and Related Loan Documents

(b)	Reports on Form 8-K – On March 19, 2001, SBS filed Forms 8-K relating to the issuance of a news release with respect to its expected financial results for the quarter ending March 31, 2001 and announcing the appointment of Mr. Grahame E. Rance to replace Mr Christopher J. Amenson as President and Chief Executive Officer effective March 9, 2001. On April 30, 2001, SBS filed Form 8-K relating to the public sale of up to 160,000 shares of SBS common stock by Christopher J. Amenson, Chairman of the Board of Directors of SBS and former President and Chief Executive Officer of SBS.

(1)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date: May 11, 2001	/s/ Grahame E. Rance

Chief Executive Officer and President

Date: May 11, 2001	/s/ James E. Dixon, Jr.

Vice President, Finance and Administration; Chief Financial Officer, Secretary and Treasurer

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

03.i (1)	Restated Articles of Incorporation	—

03.ii (2)	Restated and Amended Bylaws	—

04.a (3)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.	—

04.b (4)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	—

04.c	Form of certificate evidencing Common stock	filed electronically herewith

04.1 (5)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank, National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2	—

10.ba	Lease between Rosa Point II, LLC and SBS Technologies, Inc., dated February 15, 2001	filed electronically herewith

10.bb	Terms of employment between SBS Technologies, Inc and Grahame E. Rance	filed electronically herewith

10.bc	Employment agreement between SBS Technologies, Inc. and Christopher J. Amenson, dated December 27, 2000 and Addendum to employment agreement between SBS Technologies, Inc. and Christopher J. Amenson, dated April 27, 2001	filed electronically herewith

10.bd	Third Modification of Credit Agreement, Promissory Note, Guaranty Agreements and Related Loan Documents	filed electronically herewith

(1)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(4)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 1997.