Form 10-K
period 2001-06-30
SBS TECHNOLOGIES INC
filed 2001-09-24
CIK 880208

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10981
                             ---------------------
                             SBS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                    NEW MEXICO                                          85-0359415
          (State or other jurisdiction of                              (IRS Employer
          incorporation or organization)                          Identification Number)

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

                              TITLE OF EACH CLASS
                           Common Stock, no par value
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on August 31, 2001 as reported on The Nasdaq Stock Market(R) was approximately $150,657,827. Shares of Common Stock held by each officer and director as of August 27, 2001 and by each person who owns 5% or more of the outstanding Common Stock according to filings with the Securities and Exchange Commission dated June 30, 2001 have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 31, 2001, Registrant had 14,537,730 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Part III of this Form 10-K Report: (1) Definitive Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders to be held November 8, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   FORM 10-K FOR THE YEAR ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I       ............................................................    2
  Item 1.    Business....................................................    2
  Item 2.    Properties..................................................   13
  Item 3.    Legal Proceedings...........................................   14
  Item 4.    Submission of Matters to a Vote of Security Holders.........   14
PART II      ............................................................   14
  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   14
  Item 6.    Selected Financial Data.....................................   15
  Item 7.    Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations of SBS
               Technologies, Inc. and Subsidiaries.......................   16
  Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk........................................................   25
  Item 8.    Financial Statements and Supplementary Data.................   26
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   47
PART III     ............................................................   47
  Item 10.   Directors, Executive Officers, Promoters and Control Persons
               of the Registrant.........................................   47
  Item 11.   Executive Compensation......................................   47
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   47
  Item 13.   Certain Relationships and Related Transactions..............   47
PART IV      ............................................................   47
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   47

     All statements in this Form 10-K, other than statements of historical fact, that address activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements and other forward-looking statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS' operations, markets, products, services and prices. These forward-looking statements are not guarantees of future performance, and actual results, developments, and business decisions may differ from those expressed or implied by these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

  INTRODUCTION

     SBS Technologies, Inc. ("SBS") designs and builds open-architecture embedded computer products that enable original equipment manufacturers to serve the commercial, communications and government markets. SBS' products are integrated into a variety of applications including communications networking, medical imaging, industrial automation and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures, that system designers can easily utilize to create a custom solution specific to the user's unique application. SBS' objective is to continue to capitalize on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. SBS has grown, and intends to continue to do so, through a combination of internal growth and acquisitions. SBS completed nine acquisitions between 1992 and 2000 that broadened SBS' product offerings and customer base. SBS achieves internal growth by expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

     On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, which was distributed on September 20, 2000. All references to net income per common share, net income per common share-assuming dilution, common stock, and stockholders' equity have been restated as if the stock split occurred as of the earliest period presented.

     SBS was incorporated in New Mexico in November 1986 and began operations in September 1987. SBS has executive offices located at 2400 Louisiana Boulevard, NE, AFC Building 5, Suite 600, Albuquerque, New Mexico, 87110, telephone number
(505) 875-0600, and 5791 Van Allen Way, Carlsbad, CA, 92008, telephone number 760-438-6900. References to "SBS" are to SBS Technologies, Inc. and its consolidated subsidiaries. As of June 30, 2001, SBS had seven subsidiaries: SBS Technologies, Inc., Modular I/O ("Modular I/O"), SBS Technologies, Inc., Embedded Computers ("Embedded Computers"), SBS Technologies, Inc., Connectivity Products ("Connectivity Products"), SBS Technologies, Inc., Industrial Computers ("Industrial Computers"), SBS Technologies, Inc., Communications Products ("Communications Products"), SDL Communications, Inc. ("SDL") and SBS Technologies, Inc. Foreign Holding Company ("Foreign Holding"). SBS Technologies Holding GmbH ("Holding GmbH") is a subsidiary of Foreign Holding. ORTEC Electronic Assembly GmbH ("ORTEC") is a subsidiary of Holding GmbH. In August, 1999, SBS formed a partnership between Holding GmbH, SBS OR Industrial Computers GmbH ("OR"), and the general partner, SBS or Computers Verwaltungs GmbH.

     SBS Technologies(R) and IndustryPack(R) are registered trademarks of SBS. PC-MIP(R) is a registered trademark of MEN Micro, Inc. of Carrollton, Texas, and SBS. SBS has filed trademark applications for Gigaboards, K2, Denali, Cascade, Palomar, Omnispan, Reliaspan, and dataBLIZZARD. All other trademarks or tradenames referred to in this document are the property of their respective owners.

     The following narrative should be read in conjunction with the Section titled "Risk Factors."

  SBS' OPERATING SEGMENTS AND PRODUCTS

     Through June 30, 2001, SBS operated internationally through three operating segments, the Communications Group, the Computer Group, and the Aerospace Group. These segments were based on the markets that were served and the products that were provided to those markets, and had managers who reported directly to the chief executive officer, who is the chief operating decision-maker.

     In July 2001, in conjunction with management's realignment of operations and market development efforts, SBS' segment structure was redefined. The Commercial Group is primarily comprised of SBS entities that were formerly in the Computer Group. The Commercial Group's primary focus is to serve customers in the medical, semiconductor and other commercial markets. The Government Group, formerly the Aerospace Group, continues to focus on the defense industry. The Communications Group continues to serve the major telecommunications OEM's as well as developing products for next generation OEM's.

  Communications Group Products

     The Communications Group designs and builds high performance OEM telecommunications platforms that provide complete CPU, WAN and LAN hardware interfaces plus enabling communications software protocol support for PPP, Frame Relay, ATM and SS7. Hardware form factors supported include CompactPCI, VME, PMC and PCI in single boards or systems. The Communications Groups' OEM CPU platforms are based on PowerPC and Intel architectures, providing Blade Control Modules and Line Control Modules for its customers. Because of a growing industry interest in Switched Ethernet platforms, the Communications Group is also designing cards and systems incorporating Ethernet as a switch fabric. In fiscal years 2001, 2000 and 1999, sales of these products comprised approximately 49.2%, 34.3%, and 18.2%, respectively, of SBS' total sales. As of September 1, 2001, 2000, and 1999, backlog orders expected to be filled within the current fiscal year were $17.7 million, $40.0 million, and $6.8 million, respectively. However, SBS has recently experienced order cancellations and requests for extensions of product shipments and may continue to experience these cancellations and extensions, and as a result, shipments of the Communications Group's current backlog may be delayed.

  Computer Group Products

     The Computer Group designs and builds open-architecture computer components and systems for CompactPCI, PCI, PMC, VME, and PC/104 standard bus architectures. The Computer Group's product lines include Intel and PowerPC architecture CPU boards, serial and networking modules, analog and digital I/O modules, computer interconnection and expansion units, and complete computer systems. These products support OEM applications in semiconductor manufacturing equipment, industrial automation, medical imaging, military and aerospace, and entertainment applications. In fiscal years 2001, 2000, and 1999, sales of these products comprised approximately 37.4%, 45.3%, and 51.7%, respectively, of SBS' total sales. As of September 1, 2001, 2000, and 1999, backlog orders expected to be filled within the current fiscal year were $11.4 million, $18.8 million, and $10.4 million, respectively. However, SBS has recently experienced order cancellations and requests for extensions of product shipments and may continue to experience these cancellations and extensions, and as a result, shipments of the Computer Group's current backlog may be delayed.

  Aerospace Group Products

     The Aerospace Group's avionics products interface an embedded computer system with the MIL-STD-1553 avionics bus or analyze the performance of the bus used in a wide variety of military and space applications including aircraft, missiles, ground vehicles, the International Space Station, the Space Shuttle and naval vessels. The Company has expanded its product line to include ruggedized interface products that are used in operational systems, and monitor and test systems that can be used as diagnostic tools for operational systems. The Aerospace Group's telemetry interface products allow computers to receive, interpret and process telemetry data allowing engineers to monitor test performance in real time, often decreasing total test costs and enhancing test safety. In fiscal years 2001, 2000, and 1999, sales of these products comprised approximately 13.4%, 20.4%, and 30.1%, respectively, of the Company's total sales. As of September 1, 2001, 2000, and 1999, backlog orders expected to be filled within the current fiscal year were $4.9 million, $5.7 million, and $3.5 million, respectively. However, SBS has recently experienced order cancellations and requests for extensions of product shipments and may continue to experience these cancellations and extensions, and as a result, shipments of the Aerospace Group's current backlog may be delayed.

  SEGMENT FINANCIAL DATA

     See Notes 13 and 14 to SBS' Consolidated Financial Statements for information about SBS' industry segments, geographic areas, and major customers.

  CUSTOMERS AND APPLICATIONS

     SBS' broad range of products are used by a diversified OEM customer base in a variety of applications including communications networking, medical imaging, industrial automation and military systems. In fiscal 2001, 2000, and 1999, no one customer equaled or exceeded 10% of SBS' sales. Most of the Communications Group's customers are OEM's serving the telecommunications market. They use SBS' products in applications such as wireless base station controllers, optical switches, routers and network monitoring and security applications. The majority of the Computer Group's customers are OEM's building products that are used in semiconductor manufacturing, industrial automation, medical imaging, military and aerospace, and entertainment applications. These products include, for example, semiconductor manufacturing equipment, CT scan and MRI equipment, automotive manufacturing and test equipment, test and measurement equipment, industrial automation equipment, aircraft flight simulators, and audio mixing and video authoring equipment. The Aerospace Group's customers are primarily developers of systems and equipment for military aircraft, military ground vehicles, telemetry equipment, and space exploration. These customers use SBS' products in applications such as mission critical components in fighter aircraft and ground vehicles, flight and ground simulation, electronic system test solutions, and data link and command and control applications.

  SALES AND MARKETING

     SBS markets its products both domestically and internationally utilizing a combination of direct employee sales personnel, independent manufacturers' representatives and distributors. As of September 1, 2001, SBS had 105 employees, who typically hold engineering degrees, in sales, marketing and customer relations, 20 U.S.-based independent manufacturers' representatives and 55 distributors located outside the U.S. Domestically, SBS' direct employee sales personnel are deployed regionally throughout the U.S. and represent all of SBS' product lines within their region. Internationally, SBS has seven direct employee sales personnel, located in the United Kingdom, Germany, Sweden, France, Italy and China, who represent all of SBS' product lines. In addition, domestically and internationally, the direct employee sales personnel are supported by field application engineers that provide both pre-sale and post-sale technical support to SBS' customers. All direct employee sales personnel refer opportunities to appropriate product line managers. Sales methods vary among SBS' operating segments. The Aerospace Group products generally have the most complex applications and leads are generally identified and sales closed by field sales personnel or independent manufacturers' representatives. In the case of the Computer Group and Communications Group, sales in the U.S. are either closed by the direct employee sales personnel or independent manufacturers' representatives, or are the result of catalog sales. Internationally, sales are either closed by the respective Group's direct sales employees or through a distributor, although all quoting, pricing and final order acceptance of international sales of U.S.-built products is controlled domestically. Direct employee sales personnel generally pursue "design in" applications in which SBS' products are included as part of a system.

     SBS maintains its primary sales offices in Albuquerque, New Mexico, Raleigh, North Carolina, Augsburg, Germany, Newark, California, Carlsbad, California and St. Paul, Minnesota. Sales and sales leads are generated through a range of activities, including direct sales calls, identification of participants in key defense and government related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications, and SBS' web site.

  RESEARCH AND DEVELOPMENT

     SBS invests in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of September 1, 2001, SBS had approximately 168 employees engaged in research and development activities. Of these employees, 61 have technical degrees and 30 have advanced degrees. SBS seeks to combine special-purpose hardware, firmware and software in its products to provide its customers with the desired functionality. SBS' research and development expense was $20.1 million, $15.9 million and $14.4 million in fiscal 2001, 2000 and 1999, respectively, corresponding to 10.7%, 12.5% and 13.5% of sales, respectively.

     SBS has several trademarks and has filed applications for other trademarks as described in the Introduction above. However, SBS has generally sought only limited patent protection for its technology. Currently, SBS has only one patent issued and two patents pending.

     During fiscal 2001, the Communications Group's research and development efforts concentrated on developing next generation products for the telecommunications market. This included standard and custom communications controllers based on IBM's PowerPC 750 and 750Cxe plus Motorola's 8260 microprocessors, several intelligent multi-port Ethernet switches, multiple port T1/E1 interface modules, and T3/E3, DS-3 and OC-3 solutions. The Communications Group also developed and brought to market High Availability solutions with systems, controllers and alarm modules, all aimed at meeting the reliability needs of mission-critical applications. The Communications Group also developed modular, yet integrated, solutions combining processor and Ethernet switch technologies to meet the needs of emerging next generation control architectures in telecommunication systems. The Communications Group also invested in the development of a next generation WAN engine that allows for modularity and scalability over the high bandwidth broadband spectrum at speeds up to OC-3, serving applications such as ATM switches, integrated access devices and optical switching platforms. In addition, the Communications Group developed a next generation, high-density WAN interface I/O module for computer telephony and voice-over-IP applications and a reduced cost T/3 WAN interface module to serve applications such as remote access devices, high-end routers, and VPN gateways to public and private networks.

     During fiscal 2001, the Computer Group's research and development efforts concentrated on evolutionary improvement of existing technology targeted at the commercial/industrial and military sectors, along with the introduction of several new products. Research and development efforts related to the Computer Group's processor products focused on evolutionary improvement of the Group's CPU product line in two areas for single board computers. The first was the continued evolution of the Intel based products to support newer technologies such as Pentium III. The second area was the introduction of PowerPC based products for the military market place. These included both VME and Compact PCI based conduction-cooled products. The Computer Group increased its offering of mezzanine I/O modules with the introduction of six new PC-MIP modules and eleven PMC modules that provide serial and Ethernet networking capabilities. The Computer Group also introduced three CompactPCI cards, including a hot-swap carrier card that will support 2 PMC modules. The Computer Group also introduced fifteen new 1-gigabit Fibre Channel host bus adapters for PMC, CompactPCI and PCI form factors and two 2-gigabit PMC Fibre Channel host bus adapters. In addition to releasing the hardware, the Computer Group broadened its offering of software (drivers) required to make many of SBS' I/O modules easier for its customers to integrate.

     During fiscal 2001, the Aerospace Group's research and development efforts concentrated on evolutionary product enhancements. SBS' high-end avionics interface module utilizing the latest technology to provide enhanced performance and flexibility to the end user was expanded upon, adding multiple options for different product applications. In addition, the Aerospace Group continued to redesign many of its existing products, traditionally used in laboratory and test environments, for use in rugged, conduction-cooled installed environments.

  SUPPLIERS

     SBS uses contract manufacturing to produce substantially all of its U.S.-built board-level products. SBS obtains parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provides these parts and boards as kits to contract manufacturing companies that fabricate SBS' products. Following manufacturing, SBS performs test, packaging and support functions for its products. In August 2001, SBS announced that it plans to consolidate the test, packaging and support functions performed at its Newark, California facility with its St. Paul, Minnesota facility and these same functions performed at its Mansfield, Massachusetts facility to its Carlsbad, California facility. SBS has begun complete turnkey outsourcing to contract manufacturers for a portion of its products. SBS reduces dependence on a particular contract manufacturer by using multiple contract manufacturers for each of SBS' product lines. SBS' industrial computer systems and enclosure business purchases all components from either third party vendors or from other SBS subsidiaries. SBS performs all assembly, test, packaging and support functions for these products.

     SBS' German operation manufactures approximately 70% of its board-level products at its Mindelheim facility, using contract manufacturers for its OEM production business and certain rugged and military applications.

  COMPETITION

     The embedded computer industry is highly competitive and fragmented, and SBS' competitors differ depending on product type, company size, geographic market and application type. Consolidation within the communications, capital equipment and defense industries has resulted in increased competition and may result in an increase in pricing pressure across SBS' product lines. SBS' competition in each of its operating segments is described below.

     The Communications Group's CPU product line competes against other suppliers of CPU boards based on PowerPC and Intel microprocessor technology, including Motorola, Inc., Force Computers, Inc. (a wholly-owned subsidiary of Solectron Corporation), RadiSys Corporation, Artesyn Technologies, Inc., Ziatech Corporation (a wholly-owned subsidiary of Intel Corporation) and others. The WAN I/O products compete with other suppliers of similar products supplying the telecommunications and data communications segment of the embedded computer market. They include companies such as Performance Technologies, Incorporated, Digi International, Inc., Brooktrout Inc., RadiSys Corporation, and Dialogic (a subsidiary of Intel Corporation). The Communications Group systems and enclosure products compete with other suppliers of special purpose PC and CompactPCI platforms, enclosures and turnkey systems, such as I-Bus (a subsidiary of Maxwell Technologies), RadiSys Corporation and Industrial Computer Source.

     The Computer Group's IP, PMC and PC-MIP I/O modules have two classes of competition. The first class includes companies that compete directly by selling these products. The second class includes companies that compete with these products using a different implementation to provide functionally equivalent products. Competitors in each of these classes include Acromag, Inc., Systran, Inc., VMIC, Inc., and a few small companies. Companies that directly compete in the PMC Ethernet market include Znyx and Ramix. The Computer Group's computer expansion unit product line competes directly with Magma (a subsidiary of Mobility Electronics) and indirectly with personal computer manufacturers that offer specialized computer motherboards with increasing numbers of PCI slots. The Fiber Channel product line competes directly with Systran, Inc., VMIC, Inc. and in some instances widely available SAN hardware. Specialized products such as bus adapters and dataBLIZZARD have no direct competitors. The Computer Group's CPU products primarily compete with other suppliers of CPU boards based on Intel microprocessor technology serving the industrial segment of the embedded computer market, such as Force Computer, Inc. (a wholly-owned subsidiary of Solectron), RadiSys Corporation, VMIC, Inc. and XYCOM, Inc.

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

  EMPLOYEES

     As of September 1, 2001, SBS had approximately 516 employees at its nine locations: Albuquerque, New Mexico; Carlsbad, California; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; Madison, Wisconsin; Mansfield, Massachusetts; and Augsburg and Mindelheim, Germany. Of these employees, 62 were in executive and administrative positions; 105 were in sales, marketing and customer relations; 168 were in research and development; 167 were employed in support of ongoing production, and 14 were employed on a part-time basis.

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

     SBS' OPERATING RESULTS CAN FLUCTUATE WHICH MAY AFFECT THE MARKET PRICE FOR ITS COMMON STOCK. SBS has experienced fluctuations in its operating results in the past and may experience fluctuations in the future. SBS' sales, on both an annual and a quarterly basis, can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include:

     - the timing of customer orders and delays,

     - manufacturing delays,

     - delays in shipment due to component shortages,

     - cancellations of orders,

     - the mix of products sold,

     - cyclicality or downturns in the markets served by SBS' customers, including significant reductions in defense, communications and capital equipment expenditures,

     - regulatory changes, and

     - economic disruptions due to terrorist activity.

     Because fluctuations can happen, SBS believes that comparisons of the results of its operations for preceding quarters are not necessarily meaningful and that investors should not rely on the results for any one quarter as an indication of how SBS will perform in the future. Investors should also understand that, if SBS' sales or earnings for any quarter are less than the level expected by securities analysts or the market in general, the market price for SBS' common stock could immediately and significantly decline.

     SBS' SALES, AND ITS ACCESS TO FINANCING, MIGHT BE SIGNIFICANTLY REDUCED IF CHANGES OCCUR IN THE COMMUNICATIONS AND CAPITAL EQUIPMENT MARKETS OR IF A DECLINE IN DEFENSE SPENDING OCCURS. SBS has derived a significant portion of its sales from products for communications and capital equipment applications and directly or indirectly from the U.S. Department of Defense. The communications and capital equipment markets are characterized by intense competition and rapid technological change. The communications market has grown rapidly in recent years, but is currently experiencing a slowdown and may not continue to grow. Moreover, the Department of Defense has reduced its defense industry spending in recent years, and may continue to reduce its spending. In addition, significant consolidation in the defense industry has reduced the number of defense contractors. These factors have resulted in increased competition for companies like SBS in establishing customer relationships with defense contractors. If spending by the Department of Defense continues to slow, or if consolidation in the defense industry continues, SBS may be unable to maintain existing customer relationships or make new relationships with defense contractors. Even if SBS is successful in maintaining existing customers and establishing new customer relationships with defense contractors, sales of SBS' products to those customers may be reduced as a result of any Department of Defense spending cutbacks.

     Changes in the communications and capital equipment markets, including consolidation or domination by a small number of potential customers, and reduced defense spending could significantly reduce SBS' marketing opportunities and sales. If SBS' sales were reduced, SBS could experience difficulty or the inability to obtain debt and equity financing, and, if SBS experienced losses over an extended period of time, SBS could be in default of its bank covenants. In those cases, SBS might not have funding available for acquisitions or operations.

     IF SBS DOES NOT PERSUADE OEM'S TO USE ITS PRODUCTS INSTEAD OF THOSE OF OTHER SUPPLIERS, SBS' SALES COULD BE HARMED. SBS' sales depend, in part, on its ability to obtain and maintain design wins for its components from OEM's. OEM's that do not currently integrate SBS' components may not be willing to purchase components from SBS because the cost of integrating new components into their products may be more expensive than continuing to use existing components. OEM's currently using SBS' components may elect to use another supplier's components if the other supplier's designs are superior to SBS' designs. Also, OEM's currently integrating SBS' components may redesign their products in a manner that no longer requires SBS' components. If SBS fails to maintain existing design wins or to achieve new design wins, SBS' sales could be reduced.

     SBS MIGHT HAVE TO EXPEND SUBSTANTIAL FUNDS TO REDESIGN ITS TECHNOLOGY BECAUSE OF CHANGES IN INDUSTRY STANDARDS, CUSTOMER PREFERENCES OR
TECHNOLOGY. Most of SBS' products are developed to meet industry standards that define the basis of compatibility in operation and communication of a system supported by different vendors. These standards are continuing to develop. If these standards are eliminated or changed, the design of SBS' products could be inappropriate or obsolete, and SBS could be required to undertake costly redesign and research and development efforts. SBS' sales also depend in part on the ability to develop state of the art products that comport with changing customer preferences. SBS may, or may not, be successful in developing these products in a timely manner, or in selling the products it develops. SBS' sales could significantly decrease, and its products could become obsolete, if SBS fails to adapt timely to changing industry standards, advances in technology, or customer preferences.

     SBS' business depends upon continually introducing new and enhanced products and solutions for business needs. The development or adaptation of products and technologies requires SBS to commit financial resources, personnel and time well in advance of sales. In order to compete, SBS' decisions with respect to those commitments must accurately anticipate both future demand and the technology that will be available to meet that demand.

     TO GROW, SBS MUST PERSUADE CUSTOMERS TO OUTSOURCE THEIR COMPONENT
NEEDS. Many of SBS' potential customers design and manufacture embedded computer components internally, which they may view as a cost-savings over purchasing these components from suppliers like SBS. To increase its sales, SBS needs to persuade them that use of SBS' components and services is cost-effective.

     Increased market acceptance of SBS' products also depends on a number of other factors, including:

     - the quality of its design and production expertise,

     - the increasing use and complexity of embedded computer systems in new and traditional products,

     - the expansion of markets that are served by embedded computers,

     - time-to-market requirements of SBS' products,

     - the assessment by SBS' customers of direct and indirect cost savings, and

     - SBS' customers' willingness to rely on SBS for mission-critical applications.

     SBS FACES SIGNIFICANT COMPETITION. The embedded computer industry is highly competitive and fragmented. SBS' competitors differ depending on product and market type, company size, geographic market and application type. SBS faces competition in each of its operating segments.

     Competition in all of SBS' operating segments is based on:

     - performance,

     - time-to market,

     - customer support,

     - product longevity,

     - supplier stability,

     - breadth of product offerings, and

     - reliability.

     Many of SBS' existing and potential competitors are bigger companies that have a number of significant advantages over SBS, including:

     - significantly greater financial, technological and marketing resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements,

     - established relationships with customers or potential customers, which can make it harder for SBS to sell its products to those customers,

     - a longer operating history, and

     - more extensive name recognition and marketing power.

     In addition, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

     Because of increased competition, SBS might encounter significant pricing pressures across its product lines. These pricing pressures could result in significantly lower average selling prices and reduced profit margins for SBS' products. SBS may not be able to offset the effects of any price reductions with an increase in the number of its customers, cost reductions or otherwise. SBS cannot assure investors that it will be able to compete effectively in its current or future markets.

     SBS PURCHASES MANY OF THE COMPONENTS IT USES FROM THIRD PARTY MANUFACTURERS. Many of SBS' products contain state of the art electronic components. SBS depends upon third parties for its supply of many of these components. SBS obtains some of these components from a sole supplier or a limited number of suppliers, for which alternate sources may be difficult to locate. SBS has experienced, and may continue to experience, component part shortages, and has in the past built, and may in the future build, inventory of these components. Moreover, suppliers may discontinue or upgrade some of the products incorporated into SBS' products, which could require SBS to redesign a product to incorporate newer or alternative technology. SBS' inventory of component parts may become obsolete. Although SBS believes that it has arranged for an adequate supply of components to meet its short-term requirements, SBS does not have contracts for all components that would assure availability and price. If sufficient components are not available when SBS needs them, SBS' product shipments could be delayed, which could affect its sales during certain periods as well as lead to customer dissatisfaction. If enough components are not available, SBS might have to pay premiums for parts in order to make shipment deadlines. Paying premiums for parts or building inventory of scarce parts, or having SBS' existing inventory become obsolete, could lower or eliminate its profit margin, reduce its cash flow, and otherwise harm its business.

     SBS HAS LIMITED PATENT PROTECTION ON ITS TECHNOLOGY, AND SBS MAY NOT BE ABLE TO PROTECT ITS INTELLECTUAL PROPERTY. DISPUTES COULD BE EXPENSIVE. SBS' success depends, in part, on its ability to develop and protect its intellectual property. SBS has sought only limited patent protection for its technology. SBS currently has one patent issued and two patents pending. SBS cannot guarantee that its pending patents will be issued, or that if issued, its pending or existing patents will be enforced in a court of law if challenged. Patent applications in the United States are not publicly disclosed until the patents are issued. Therefore, undisclosed U.S. patent applications that relate to SBS' products and technology may have been filed. Also, SBS cannot be certain that foreign patents have not or will not be issued that would harm its ability to commercialize its current and future products. Even as SBS obtains patent protection for its intellectual property, third parties could independently develop and patent equivalent or superior products or technology, in which case SBS may be required to obtain licenses to that technology from those parties.

     In addition to patent rights, SBS relies upon trade secret laws, industrial know-how and employee confidentiality agreements to protect its intellectual property. Third parties may breach SBS' agreements with them or otherwise attempt to disclose, obtain or use SBS' products and technologies. Further, if consultants, employees and other parties apply technological information developed independently, by them or others, to SBS' projects, disputes may arise as to the proprietary rights to that information. Those disputes may not be resolved in SBS' favor.

     SBS may not be able to obtain court enforcement of its agreements, which would leave SBS with inadequate remedies to protect its intellectual property rights. This is particularly true in foreign countries, where laws or law enforcement practices may not protect intellectual property as fully as in the United States.

     SBS could have to litigate to enforce its intellectual proprietary rights. In addition, companies frequently sue other companies as a means of delaying the introduction of a competitor's products or technologies. Any litigation, regardless of outcome, including any interference proceeding to determine priority or inventions, oppositions to patents in foreign countries, or litigation against SBS, may be costly and time consuming. Further, if it were ultimately determined that SBS' claimed intellectual property rights are unenforceable, or that its products infringe on the rights of others, SBS may be required to pay past royalties or obtain licenses to use technologies. SBS may not be able to obtain licenses for these technologies on commercially reasonable terms, or at all.

     SBS' SUCCESS DEPENDS, IN PART, ON ITS ABILITY TO IDENTIFY AND TO ACQUIRE AND SUCCESSFULLY INTEGRATE NEW BUSINESSES. A major element of SBS' business strategy is to pursue acquisitions that either expand or complement its business. SBS has increased the scope of its operations through the acquisition of nine businesses and product lines since 1992. SBS intends to continue to pursue actively acquisition opportunities, including some that could be material and that may become available in the near future. This acquisition strategy may pose additional risks to SBS, including:

     - SBS might not be able to identify or acquire acceptable acquisition candidates on terms favorable to it, and in a timely manner.

     - SBS' management and financial controls, personnel, and other corporate support systems might not be adequate to manage the increase in the size and the diversity of scope of its operations as a result of acquisitions and to integrate effectively acquired businesses.

     - SBS' acquisitions might not increase its revenue or earnings and the companies acquired might not continue to perform at their historical levels.

     - SBS' shareholders may experience dilution if SBS uses its capital stock to pay for acquisitions, and

     - SBS' debt burden will increase as a result of borrowings SBS may make to pay for acquisitions.

     SBS MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND ITS OPERATIONS AND TO COMPLETE ACQUISITIONS. SBS depends on cash flow from operations to fund its operations and pay for its acquisitions. If SBS experiences decreased sales, increased expenses, or a combination of the two, it may need to raise additional capital to fund its operations or acquire other businesses. If SBS decides to do so, SBS could issue debt securities or capital stock. SBS may not be able to sell these securities, particularly under the current market conditions. Even if SBS is successful in finding buyers for its securities, the buyers may demand commercially unreasonable terms. For example, if SBS had to sell debt securities, it might be forced to pay high interest rates or agree to onerous operating covenants, which could in turn harm SBS' ability to operate its business by reducing its cash flow and increasing restrictions on its operating activities. If SBS were to sell its capital stock, SBS might be forced to sell shares at a significantly reduced price, resulting in increased dilution to its existing shareholders. In addition, any shares of capital stock SBS may issue may have rights, privileges, and preferences superior to those of SBS' common shareholders. If SBS is unable to raise additional capital on commercially reasonable terms, it may be required to reduce its operations and delay or terminate any potential acquisitions plans, which would harm SBS' ability to grow.

     SBS' EARNINGS COULD BE ADVERSELY AFFECTED BECAUSE OF CHARGES RESULTING FROM ACQUISITIONS OR AN ACQUISITION COULD REDUCE SHAREHOLDER VALUE. As part of SBS' strategy for growth, SBS acquires compatible businesses. In accounting for a newly acquired business, SBS is, in many cases, required to amortize, over a period of years, certain identifiable intangible assets. Although usually the acquired business' current operating profit offsets the amortization expense, a decrease in the acquired business' operating profit could reduce SBS' overall net income and earnings per share. Changes in future markets or technologies may require SBS to amortize intangible assets faster and in such a way that SBS' overall financial condition or results of operations are harmed. Additionally, changes in economic and/or business conditions may cause impairment of goodwill and other intangibles, resulting in a charge against SBS' earnings. SBS may also be required, under generally accepted accounting principles, to charge against earnings upon consummation of an acquisition the value of an acquired business' technology that does not meet the accounting definition of "completed technology." An acquired business could reduce shareholder value if it should generate a net loss or require invested capital.

     SBS MAY EXPEND RESOURCES WITHOUT RECEIVING BENEFIT FROM STRATEGIC ALLIANCES WITH THIRD PARTIES. From time to time, SBS may enter into strategic alliances to deliver solutions to its customers. These alliances are typically formed to provide products or services that SBS does not provide in its core businesses. SBS may expend capital and resources on these alliances but may not receive any immediate return or economic benefit from them.

     SBS' PRODUCTS HAVE LENGTHY SALES CYCLES THAT REQUIRE SBS TO EXPEND RESOURCES IN ADVANCE OF RECEIVING REVENUE. SBS' customers typically require several months to test and evaluate SBS' products before designing their products to incorporate SBS' components. Once SBS' customers have determined to use SBS' components, they may require several more months to begin volume production of products incorporating these components. Because of this lengthy sales cycle, SBS may experience delays from the time it increases its operating expenses and its investments in inventory until the time that SBS generates sales from these components. SBS may never generate sales from components after incurring development expenses if SBS' customers decide not to purchase them. Even if SBS' customers select SBS' components to incorporate into their products, SBS' customers may not market or sell their products successfully.

     SBS IS SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES THAT COULD HARM ITS OPERATING RESULTS. SBS typically sells its products pursuant to purchase orders that customers can cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause SBS to hold excess inventory, which could reduce its profit margins and restrict its ability to fund its operations.

     SBS DEPENDS ON ITS EMPLOYEES FOR SUCCESS. SBS' ability to maintain its competitive position and to develop and market new products depends, in part, upon its ability to retain key employees and to recruit and retain additional qualified personnel, particularly engineers. Competition for qualified employees in the computer industry is intense. If SBS is unable to retain and recruit key employees, SBS' product development and marketing and sales could be harmed.

     SBS IS SUBJECT TO SIGNIFICANT PRODUCT LIABILITY RISK. SBS' products and services could subject SBS to product liability or government or commercial warranty claims. SBS maintains primary product liability insurance for its non-aviation products with a general aggregate limit of $1.0/$2.0 million per occurrence, a $10.0 million lead umbrella policy, and a $40.0 million excess umbrella policy. SBS maintains, for its aviation products, a $100.0 million liability insurance policy, per occurrence. SBS' products are widely used in a variety of applications. If a claim is made against SBS, SBS' insurance coverage might not be adequate to pay for SBS' defense or to pay for any award, in which case SBS would have to pay for it. Also, SBS might not be able to continue its insurance coverage for premiums acceptable to SBS. If a litigant were successful against SBS, a lack or insufficiency of insurance coverage could significantly harm its financial condition.

     SBS FACES POLITICAL, ECONOMIC AND REGULATORY RISKS ASSOCIATED WITH ITS INTERNATIONAL SALES AND OPERATIONS NOT FACED BY BUSINESSES OPERATING ONLY IN THE UNITED STATES. SBS sells its products in countries throughout the world from its United States and European based operations. SBS intends to continue to expand its operations and sales outside the United States. SBS' international operations and sales subject SBS to risks not experienced by companies operating only in the United States, including:

     - increased governmental regulations,

     - export and import controls,

     - political, economic and other uncertainties, including, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, standards and tariffs, and taxation policies,

     - international monetary fluctuations that may make payment more expensive for foreign customers who may, as a result, limit or reduce purchases,

     - exposure to different legal standards, particularly with respect to intellectual property,

     - longer accounts receivable collection cycles,

     - trade disputes or new trading policies that could limit, reduce, disrupt or eliminate SBS' sales and business prospects outside the United States, and

     - unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

     EXCHANGE RATE FLUCTUATIONS COULD REDUCE SBS' EARNINGS WHEN STATED IN U.S. DOLLARS. Substantially all of SBS' U.S. export sales to date have been denominated in United States dollars and substantially all sales generated by SBS' subsidiary based in Germany have been denominated either Deutsche marks or Euros. However, some sales in the future may be denominated in other currencies. Any decline in the value of other currencies in which SBS makes sales against the United States dollar, Deutsche mark or Euro will have the effect of decreasing SBS' consolidated earnings when stated in United States dollars. SBS may engage in hedging transactions that could have the effect of minimizing the consequences of these types of currency fluctuations.

     SBS' COMMON STOCK PRICE CAN BE VOLATILE BECAUSE OF SEVERAL FACTORS, INCLUDING A LIMITED PUBLIC FLOAT. During the twelve-month period ended June 30, 2001, the sale price of SBS' common stock has fluctuated from $12.00 to $38.00 per share. SBS believes that its common stock is subject to wide price fluctuations because of several factors, including:

     - quarterly fluctuations in SBS' operating results,

     - a relatively thin trading market for SBS' common stock, which causes trades of small blocks of stock to have a significant impact on SBS' stock price,

     - announcements of new technologies by SBS' competitors, customers and us,

     - general conditions in the semiconductor, telecommunications and data communications equipment industries,

     - fluctuations in earnings of SBS' competitors,

     - changes in earnings estimates or investment recommendations by securities analysts, and

     - general volatility of the stock markets,

     - economic disruptions due to terrorist activity.

     In addition, the market prices of Internet-related, semiconductor and other high technology companies have been especially volatile in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 2.  PROPERTIES

     SBS leases office and manufacturing space in Albuquerque, New Mexico, Carlsbad, California, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, Madison, Wisconsin, Mansfield, Massachusetts, and Augsburg and Mindelheim, Germany. SBS' standard practice is to obtain all of its facilities through operating leases. SBS maintains an insurance plan covering all its facilities and contents.

     The Albuquerque, New Mexico leased facility consists of approximately 36,000 square feet located in a multi-floor office building. This facility includes adequate test, packaging and support space for SBS' avionics interface and telemetry product lines. The Albuquerque facility also houses a portion of SBS' executive offices. The lease term for approximately 32,400 square feet of the Albuquerque, New Mexico facility runs through June 30, 2005, with an option to extend the term for an additional five years, and the lease term for approximately 3,500 square feet terminates on January 31, 2004. Management believes that this facility will be sufficient to serve the needs of the avionics interface and telemetry product lines through the term of the lease.

     SBS' general purpose I/O business is located in Newark, California. The approximate 27,000 square foot facility, which is leased for a five year term expiring November 30, 2004, is a one story, multi-tenant building in a business park. It consists of approximately 18,000 square feet of office space and approximately 9,000 square feet of test, packaging and support areas. In August 2001, SBS announced plans to consolidate this facility's test, packaging and support functions with the SBS St. Paul, Minnesota facility, which may create excess capacity in Newark. The lease has an option to extend the term for an additional three years. Management believes that this facility will be sufficient to serve the needs of the general purpose I/O business through the term of the lease.

     SBS' Intel-based CPU products business, located in Raleigh, North Carolina, leases a one story multi-tenant facility consisting of approximately 4,000 square feet of office space and approximately 7,000 square feet of test, packaging and support areas. The lease expires on November 30, 2002. Management believes that the facility is adequate at the current level of business, and expansion space is available if required.

     SBS' computer connectivity and expansion unit business leases an approximate 39,600 square foot facility, located in a business park, in St. Paul, Minnesota. This facility, consisting of approximately 14,800 square feet of office space and 24,800 square feet of production and warehouse space, has been leased for a term of five years expiring on November 30, 2002, with an option to extend the term of the lease for one consecutive period of twenty-four to thirty-six months. Management believes that this facility will be sufficient to serve the needs of the computer connectivity and expansion unit business plus the test, packaging and support functions of the general purpose I/O business through the term of the lease.

     SBS' Mansfield, Massachusetts facility consists of approximately 31,200 square feet located in a one-story multi-tenant building in a business park. The lease term is for five years, expiring on June 14, 2005, plus one option to extend the lease for five additional years. In August 2001, SBS announced that the test, packaging and support functions performed at this facility would be moved to SBS' Carlsbad facility, creating excess capacity in Mansfield. Management intends to sub-lease the excess space in Mansfield, if possible.

     SBS' industrial computer and enclosure and PowerPC processor operations lease, in Carlsbad, California, an approximate 75,200 square foot facility, located in a business park, consisting of approximately 32,000 square feet of office space and approximately 43,200 square feet of test, packaging and support space. The Carlsbad facility also houses a portion of SBS' executive offices. The lease term is for seven years expiring in April 2006, plus one option to extend the lease for three additional years. Management believes that this facility will be sufficient to serve the needs of these operations, plus absorb the functions transferred from Mansfield, through the term of the lease. The PowerPC processor operations also lease, in Madison, Wisconsin, approximately 7,200 square feet of a 90,000 square foot multi-floor office building. This space is used primarily for research and development. The lease expires on April 30, 2006 and management believes it is sufficient to serve the needs of the Madison operations through the term of the lease.

     SBS leases, in Augsburg, Germany, four floors of a six floor building, consisting of approximately 20,000 square feet of office, test, packaging and support areas for its OR operations. The lease has a term of ten years expiring December 31, 2005, with an option to expand to the additional two floors, consisting of approximately 5,000 square feet each, five years from the commencement of the lease. Management believes that the facility is sufficient to serve the needs of the OR operations through the term of the lease. In addition, SBS leases, on a month to month basis, approximately 5,000 square feet of manufacturing space in a multi-use facility in Mindelheim, Germany for its ORTEC operations. Management believes that the facility is sufficient to serve the needs of ORTEC for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     SBS is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS. SBS is not a party to, and none of its property is subject to, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the price range (adjusted for two-for-one stock split declared August 18, 2000) of trading in SBS' Common Stock as reported on The Nasdaq Stock Market for each full fiscal quarter within the last two fiscal years:

                                                               HIGH       LOW
                                                              -------   -------
First Quarter Fiscal 2000...................................  $13.688   $ 9.750
Second Quarter Fiscal 2000..................................   20.000    10.875
Third Quarter Fiscal 2000...................................   27.875     9.625
Fourth Quarter Fiscal 2000..................................   20.500    12.094
First Quarter Fiscal 2001...................................   26.219    16.000
Second Quarter Fiscal 2001..................................   35.563    18.250
Third Quarter Fiscal 2001...................................   38.000    13.688
Fourth Quarter Fiscal 2001..................................   24.790    12.000

     SBS' Common Stock is traded on The Nasdaq Stock Market using the symbol
SBSE.

     Based on data provided by SBS' transfer agent and The Depository Trust Company, management believes that as of August 31, 2001, the number of share owner accounts of record, as defined by Rule 12g5-1 of the Exchange Act, was approximately 250, at which date the closing market price of SBS' common stock was $12.95 per share.

     SBS has not paid any cash dividends on its Common Stock. Management's current policy is to retain earnings, if any, for use in the SBS' operations and for expansion of the business. No dividend payments are anticipated in the foreseeable future (see "Management's Discussion and Analysis: Liquidity").

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the years ended June 30, 1997 through June 30, 2001 have been derived from the audited consolidated financial statements of SBS. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere herein.

                                                     YEAR ENDED JUNE 30
                           ----------------------------------------------------------------------
                               2001           2000           1999          1998          1997
                           ------------   ------------   ------------   -----------   -----------
Sales....................  $187,180,052   $128,188,773   $105,999,233   $74,213,901   $52,814,568
Net income...............  $ 17,183,761   $  8,902,607   $ 12,278,388   $10,090,188   $   461,685
Net income per common
  share..................  $       1.23   $       0.71   $       1.05   $      0.90   $      0.05
Net income per common
  share- assuming
  dilution...............  $       1.14   $       0.66   $       1.00   $      0.82   $      0.05
Total assets.............  $147,171,900   $133,160,257   $ 92,007,855   $74,315,187   $61,165,014
Long-term debt, excluding
  current installments...  $         --   $         --   $         --   $        --   $ 2,816,251
Total liabilities........  $ 13,376,594   $ 34,146,494   $ 14,779,882   $10,051,200   $10,838,326
Total stockholders'
  equity.................  $133,795,306   $ 99,013,763   $ 77,227,973   $64,263,987   $50,326,688

---------------

Notes: SBS has not declared any dividends during the periods presented. No dividend payments are expected in the foreseeable future.

     On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income per common share, net income per common share-assuming dilution, common stock, and stockholders' equity have been restated as if the stock split had occurred as of the earliest period presented.

     On April 12, 2000, SBS completed the purchase of SDL. In connection with the acquisition, SBS recorded a $4.0 million acquired in-process research and development ("IPR&D") charge in the fourth quarter of fiscal 2000.

     For fiscal 2000, net income excluding the $4.0 million acquired IPR&D charge would have been $12,902,607, net income per common share would have been $1.04 and net income per common share-assuming dilution would have been $0.95.

     On December 20, 1999, SBS completed a pooling of interests transaction with SciTech Inc. ("SciTech). SciTech was subsequently merged into Communications Products. SciTech's historical results did not have a material effect on combined financial position or results of operations, therefore the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

     On August 12, 1998, SBS completed the purchase of Communications Products.

     On July 1, 1998, SBS acquired, through its subsidiary Holding GmbH, a 50.1% interest in OR and a 50.2% interest in ORTEC. SBS also acquired, through its subsidiary, Embedded Computers, a 100% interest in OR Computers, Inc. On December 9, 1998, SBS completed the purchases of the minority interest in OR and ORTEC. On April 12, 1999, OR Computers, Inc. was merged into Embedded Computers.

     For fiscal 1999, net income per common share-assuming dilution, includes a net benefit of approximately $0.05 related to non-recurring foreign exchange gains, tax credit adjustments, and an IPR&D charge.

     On November 24, 1997, SBS completed the purchase of Industrial Computers.

     For fiscal 1997, net income excluding the $11.0 million acquired IPR&D charge related to the purchase of Connectivity Products, would have been $7,061,685 (net of income taxes). Net income per common share excluding the $11.0 million acquired IPR&D charge would have been $0.78 and net income per common share-assuming dilution would have been $0.67.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and SBS' Financial Statements and Notes thereto. Statements, other than statements of historical fact, that address activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-K are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS' operations, markets, products, services, prices, and other risk factors listed in this 10-K. These forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those expressed or implied by these forward-looking statements

  OVERVIEW

     SBS designs and builds open-architecture embedded computer products that enable original equipment manufacturers to serve the commercial, communications and government markets. SBS' products are integrated into a variety of applications including communications networking, medical imaging, industrial automation and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures that system designers can easily utilize to create a custom solution specific to the user's unique application. SBS' objective is to continue to capitalize on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. SBS has grown, and intends to continue to do so, through a combination of internal growth and acquisitions. SBS achieves internal growth by expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

  ACQUISITIONS

     On April 12, 2000, SBS completed the acquisition of SDL. Located in Mansfield, Massachusetts, SDL specializes in the design, manufacture and sale of WAN I/O for the telecommunications and data communications markets. SDL designs, manufactures, and markets T1/EI, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI, and PMC form factors, and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. In addition, SDL's products support the operating systems most commonly used in communications, including Windows NT, Solaris, and VxWorks. SBS acquired all of the outstanding stock of SDL for $25.6 million in cash. Acquisition costs associated with the purchase were $0.6 million. The purchase price included $1.2 million for the fair value of SBS options issued in exchange for unvested SDL options. The acquisition was funded with existing cash and a $20.0 million borrowing under SBS' Credit Agreement with Bank of America, N.A. The acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. Identifiable intangibles are being amortized over four to eight years and goodwill is being amortized over ten years. In connection with the acquisition, SBS recorded a $4.0 million earnings charge, based on an assessment of purchased technology of SDL. The assessment determined that $4.0 million of SDL's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. The assessment analyzed certain products that were in various stages of completion ranging from 35% of completion to 85% of completion, with estimated completion dates ranging from the third quarter of calendar 2000 to the second quarter of calendar 2001. The value assigned to acquired IPR&D was determined based on estimates of the resulting net cash flows from the evaluated technology of SDL and the discounting of those cash flows to present value. In projecting net cash flows resulting from those products, management estimated revenues, cost of sales, selling expenses, research and development expenses, and income taxes for those products. These estimates were based on the following assumptions:

     - Estimated revenues projected a compound annual growth rate over seven years of 18%. Projections of revenue growth were based on management's estimates of market size and growth, supported by analyst's estimates and by the nature and expected timing of the development of the products by SBS and its competitors.

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

  RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                                YEAR ENDED JUNE 30
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Sales.......................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   52.7     47.7     42.0
                                                              -----    -----    -----
     Gross profit...........................................   47.3     52.3     58.0
Selling, general and administrative expense.................   17.6     20.5     22.6
Research and development expense............................   10.7     12.5     13.5
Acquired IPR&D charge.......................................     --      3.1      0.5
Amortization of intangible assets...........................    4.1      3.9      3.8
                                                              -----    -----    -----
     Operating income.......................................   14.9     12.3     17.6
Interest income (expense), net..............................   (0.4)      --       --
Foreign exchange gains (losses).............................   (0.1)    (0.1)     0.6
                                                              -----    -----    -----
     Income before income taxes and minority interest.......   14.4     12.2     18.2
Income taxes................................................    5.2      5.2      6.3
                                                              -----    -----    -----
Income before minority interest.............................    9.2      7.0     11.9
Minority interest...........................................     --       --      0.4
                                                              -----    -----    -----
Net income..................................................    9.2%     7.0%    11.5%
                                                              =====    =====    =====

  Year ended June 30, 2001 Compared to Year Ended June 30, 2000

     Sales. In fiscal 2001, sales increased 46.0%, or $59.0 million, from $128.2 million in fiscal 2000, to $187.2 million. Of this 46.0% increase, sales contributed by SDL, which was acquired on April 12, 2000, comprised 14.3%, and 31.7% was attributable to SBS' other product lines. Unit shipments increased among all product lines within the Communications Group segment and the Computer Group segment. The increase in sales volume within the Computer Group's computer processor products was partially offset by the negative impact of changes in exchange rates, as the U.S. dollar strengthened against the Deutsche mark. Unit shipments declined within the Aerospace Group, primarily due the continued decline in the commercial satellite and military markets and in major new aircraft development programs.

     Gross Profit. In fiscal 2001, gross profit increased 32.2%, or $21.6 million, from $67.0 million in fiscal 2000, to $88.6 million. Of this 32.2% increase, 13.3% was due to the acquisition of SDL on April 12, 2000, and 18.9% was attributable to SBS' other products lines. As expected, gross profit as a percentage of sales decreased to 47.3% in fiscal 2001 from 52.3% in fiscal 2000, primarily due to the significant sales mix change that has been occurring, as SBS continues to transition to higher volume, lower margin OEM production orders, and becomes less dependent on its high-margin legacy products. For fiscal 2002, due to the change in sales mix that is expected to occur as a result of the slowdown of the Communication Group's infrastructure customers, management expects gross margins as a percentage of sales to increase slightly. Actual results may vary.

     Selling, General and Administrative Expense. In fiscal 2001, selling, general and administrative expense increased 25.5%, or $6.7 million from $26.3 million in fiscal 2000, to $33.0 million. Of this 25.5% increase, 5.4% resulted from the acquisition of SDL on April 12, 2000, and 20.1% was primarily due to an increase in costs commensurate with the growth of the Communications Group and to the strengthening of SBS' sales and marketing efforts, partially offset by cost reductions within the Aerospace Group, commensurate with the Group's decline in sales volume. In fiscal 2001, selling, general and administrative expense as a percentage of sales decreased to 17.6% from 20.5% in fiscal 2000, as the increase in sales volume more than offset the increase in expense.

     Research and Development Expense. In fiscal 2001, research and development expense increased by 25.8%, or $4.2 million, from $15.9 million in fiscal 2000, to $20.1 million. Of this 25.8% increase, 22.2% resulted from the acquisition of SDL on April 12, 2000, and 3.6% was primarily due to increased investment in product development within the Communications Group commensurate with the growth of the segment, partially offset by cost reductions within the Aerospace Group, commensurate with the Group's decline in sales volume. In fiscal 2001, research and development expense as a percentage of sales decreased to 10.7% from 12.5% in fiscal 2000, as the increase in sales volume more than offset the increase in expense.

     Amortization of Intangible Assets. In fiscal 2001, amortization of intangible assets increased 54.6%, or $2.7 million from $5.0 million in fiscal 2000, to $7.7 million. This increase was the result of the amortization of goodwill and identifiable intangibles associated with the acquisition of SDL on April 12, 2000 and the amortization of SBS' license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000.

     Interest Income. In fiscal 2001, interest income of $410,000 consisted primarily of interest associated with SBS' surplus cash.

     Interest Expense. In fiscal 2001, interest expense of $1.1 million consisted primarily of interest associated with the $20.0 million of borrowings used to fund the acquisition of SDL on April 12, 2000.

     Foreign Exchange Gains (Losses). In fiscal 2001, the $201,000 of foreign exchange losses were primarily attributable to the change in exchange rates relating to interest payable on debt from SBS' foreign subsidiary, partially offset by a foreign exchange gain attributable to the change in exchange rates relating to payments by SBS' U.S. subsidiaries to an SBS foreign subsidiary for commissions accrued at June 30, 2000.

     Income Taxes. For fiscal 2001 and fiscal 2000, income taxes represented effective income tax rates of 36.1% and 42.9%, respectively. For fiscal 2000, the effective income tax rate, excluding the non-deductible acquired in-process research and development charge, would have been 34.1%.

     Earnings per Share. For fiscal 2001, net income per common share was $1.23 compared to $0.71 for fiscal 2000. Net income per common share-assuming dilution was $1.14 for fiscal 2001 compared to $0.66 for fiscal 2000. For fiscal 2000, net income per common share-assuming dilution, excluding the acquired IPR&D charge, would have been $0.95. For fiscal 2000, net income per common share and net income per common share-assuming dilution have been restated to reflect the two-for-one stock split declared August 18, 2000.

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

  Communications Group

                                                             SALES TO
                                                        EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                                        ------------------   --------------
FY01..................................................    $92.0 million      $22.1 million
FY00..................................................    $43.9 million      $10.2 million

     Communications Group sales to external customers in fiscal 2001 increased 109.5%, or $48.1 million, from $43.9 million in fiscal 2000, to $92.0 million. Of this 109.5% increase, sales contributed from the acquisition of SDL on April 12, 2000 accounted for 41.8% of the increase. The balance of the increase was primarily attributable to a 102.1% increase in sales of the Group's PowerPC based processor products, I/O products, and high availability systems products, resulting from growth in sales to wireless internet access, high speed router, optical switch, wide area network monitoring, and IP routing application customers. The Communications Group is currently experiencing the effects of a slowdown of the Group's telecommunications infrastructure customers, resulting in a 14.7% decline in sales for the quarter ended June 30, 2001, as compared to the third quarter of fiscal 2001. SBS expects that this trend will continue during the first two to three quarters of fiscal 2002. Actual results may vary.

     Communications Group segment profit in fiscal 2001 increased 116.7%, or $11.9 million, from $10.2 million in fiscal 2000, to $22.1 million. This increase was primarily due to earnings contributed by the acquisition of SDL on April 12, 2000 and an increase in sales among the Group's PowerPC based processor products, I/O products and high availability systems products, partially offset by an increase in selling, general and administrative and research and development expenses commensurate with the growth of the segment. Segment profit as a percentage of sales increased from 23.2% in fiscal 2000 to 24.0% in fiscal 2001, as the increase in sales volume more than offset the increase in expense.

  Computer Group

                                                             SALES TO
                                                        EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                                        ------------------   --------------
FY01..................................................    $70.0 million      $14.1 million
FY00..................................................    $58.1 million      $11.9 million

     Computer Group sales to external customers in fiscal 2001 increased 20.5%, or $11.9 million from $58.1 million in fiscal 2000, to $70.0 million. Sales of the Group's general purpose I/O products, computer processor products, and computer connectivity and expansion unit products increased 44.2%, 14.2%, and 13.8%, respectively, as compared to fiscal 2000. This increase was primarily the result of the Group's focus on OEM production business, as well as an increase in sales to semiconductor equipment manufacturers, and an increase in sales to entertainment production equipment and defense and aerospace customers. The increase in sales volume of the Group's computer processor products was partially offset by the approximate $1.5 million negative impact of changes in exchange rates on sales, as the U.S. dollar strengthened against the Deutsche mark during fiscal 2001.

     Computer Group segment profit increased 18.2%, or $2.2 million, from $11.9 million in fiscal 2000 to $14.1 million. This increase was primarily due to the gross profit contributed by the increase in sales among all of the Group's product lines, partially offset by the amortization of the Group's license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000. Segment profit as a percentage of sales decreased from 20.5% in fiscal 2000 to 20.1% in fiscal 2001, primarily due to the shift in sales mix to lower margin OEM production orders, partially offset by overhead cost control.

  Aerospace Group

                                                              SALES TO
                                                         EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                                         ------------------   --------------
FY01...................................................    $25.2 million       $7.3 million
FY00...................................................    $26.2 million       $6.9 million

     Aerospace Group sales to external customers in fiscal 2001 decreased 3.8%, or $1.0 million, from $26.2 million for fiscal 2000, to $25.2 million. This decrease was primarily the result of the continued declines in the commercial satellite and military markets served by the Group, and the decline in major new aircraft development programs. Management expects that growth in Aerospace Group sales will begin to accelerate due to increases in overall domestic defense spending and through actions management is taking to enhance the business. Actual results may vary.

     Aerospace Group segment profit increased 5.7%, or $390,000, from $6.9 million for fiscal 2000, to $7.3 million. This increase was primarily due to research and development and selling, general and administrative cost reductions, commensurate with the decline in the Group's sales volume. For the same reasons, segment profit as a percentage of sales increased from 26.3% in fiscal 2000 to 28.9% in fiscal 2001.

  Year ended June 30, 2000 Compared to Year Ended June 30, 1999

     Sales. In fiscal 2000, sales increased 20.9%, or $22.2 million, from $106.0 million in fiscal 1999, to $128.2 million. Of this 20.9% increase, sales contributed by SDL, which was acquired on April 12, 2000, comprised 4.3%, and 16.6% was attributable to SBS' other product lines. Unit shipments increased within the Computer Group segment, primarily due to an increase in sales of the Group's computer processor products and general purpose I/O products, partially offset by pricing pressure, the negative impact of changes in exchange rates on sales, and a decrease in sales of the Group's bus-to-bus adapter products. Unit shipments increased among all product lines within the Communications Group (excluding the effect of the SDL acquisition), but the increase in unit shipments was also partially offset by pricing pressure. Unit shipments declined within the Aerospace Group, primarily due to a decline in large project bookings, declines in the commercial satellite and military markets which the Aerospace Group serves, and a decline in major new aircraft development programs.

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

     Research and Development Expense. In fiscal 2000, research and development expense increased by 11.1%, or $1.5 million, from $14.4 million in fiscal 1999, to $15.9 million. Of this 11.1% increase, 3.7% resulted from the acquisition of SDL, and 7.4% was primarily due to increased investment in product development within the Communications Group commensurate with the growth of the segment, partially offset by a reduction in costs within the Aerospace Group. In fiscal 2000, research and development expense as a percentage of sales decreased to 12.5% from 13.5% in fiscal 1999, as the increase in sales volume more than offset the increase in expense.

     Acquired In-Process Research and Development Charge. In fiscal 2000 and fiscal 1999, in connection with the acquisition of SDL, completed on April 12, 2000, and in connection with the acquisition of the majority interest in ORcompleted on July 1, 1998, SBS recorded earnings charges of $4.0 million, and $0.5 million, respectively, based on assessments of purchased technology. These assessments determined that $4.0 million of SDL's purchase price and $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology", and thus should be charged to earnings under generally accepted accounting principles. In conjunction with the acquisition of the remaining interest in OR in December 1998, all projects in process had been substantially completed so that no additional IPR&D was acquired.

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

     Foreign Exchange Gains (Losses). In fiscal 2000, the $144,000 of foreign exchange losses were primarily attributable to the change in exchange rates relating to interest payable on debt from SBS' foreign subsidiary. In fiscal 1999, the $667,000 of foreign exchange gains was primarily attributable to the change in exchange rates between December 9, 1998 and February 28, 1999, relating to the DM 16.7 million of payments made during the quarter ended March 31, 1999 for the remaining interests in OR and ORTEC.

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

     Earnings per Share. For fiscal 2000, net income per common share was $0.71 compared to $1.05 for fiscal 1999. Net income per common share-assuming dilution was $0.66 for fiscal 2000 compared to $1.00 for fiscal 1999. For fiscal 2000, net income per common share-assuming dilution, excluding the IPR&D charge, would have been $0.95. For fiscal 1999, net income per common share-assuming dilution, excluding the net benefits related to non-recurring foreign exchange gains, tax credit adjustments, and an IPR&D charge, would have been $0.95. Net income per common share and net income per common share-assuming dilution have been restated to reflect the two-for-one stock split declared August 18, 2000.

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

  Communications Group

                                                  SALES TO EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                                  ---------------------------   --------------
FY00............................................         $43.9 million          $10.2 million
FY99............................................         $19.3 million          $ 3.9 million

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

  Computer Group

                                                  SALES TO EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                                  ---------------------------   --------------
FY00............................................         $58.1 million          $11.9 million
FY99............................................         $54.8 million          $12.8 million

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

  Aerospace Group

                                                  SALES TO EXTERNAL CUSTOMERS   SEGMENT PROFIT
                                                  ---------------------------   --------------
FY00............................................         $26.2 million          $ 6.9 million
FY99............................................         $31.9 million          $10.8 million

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

     Cash totaled $9.7 million at June 30, 2001, an increase of $6.1 million from June 30, 2000. This increase was the result of $17.3 million of cash provided by operating activities and $13.0 million from the exercise of stock options, partially offset by $6.7 million for the acquisition of property and equipment and $17.5 million of payments on SBS' line of credit. SBS' growth during 2001 caused an increase in accounts receivable and inventory. Inventory also increased due to the shortage of critical components noted below. Liabilities were in line with the current level of business. The exercise of stock options reduced SBS' income tax liability.

     In fiscal years ended June 30, 2000 and June 30, 1999, SBS generated $4.9 million and $10.3 million, respectively, of positive cash flow from operating activities. In fiscal 2000, the positive cash flow from operating activities and surplus cash, combined with borrowings under SBS' Credit Agreement, provided sufficient funds to acquire SDL. In fiscal 1999, the positive cash flow from operating activities and surplus cash, combined with borrowings under SBS' Credit Agreement, provided sufficient funds to acquire Communications Products, OR, ORTEC, and OR Computers Inc.

     Effective March 31, 2001, SBS renewed its $30.0 million Credit Agreement ("Agreement") with Bank of America, N.A. The Agreement expires December 31, 2002 and contains certain financial covenants that SBS must comply with as well as restrictions against payment of dividends. As of June 30, 2001, borrowings drawn on the Agreement totaled $2.5 million, and SBS was in compliance with all of the covenants of the Agreement. Management believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance SBS' current operations and capital expenditures, excluding acquisitions, for the next twelve months.

     SBS has experienced and may continue to experience component part shortages. In order to help prevent shortages of critical components, during the period ended June 30, 2001, SBS built an inventory of these components. To date, the shortages have had minimal impact on results of operations. Currently, SBS is experiencing increased availability of these components. However, the impact of potential future shortages cannot be predicted with certainty.

     For the periods ended June 30, 2001, 2000 and 1999, there was no significant impact from inflation.

  NEW ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of SFAS 141 on July 1, 2002. Before the adoption of SFAS 142, goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements.

     SFAS 141 will require, upon adoption of SFAS 142, that SBS evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, SBS will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and SBS must perform the second step of the transitional impairment test. In the second step, SBS must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in SBS' statement of earnings.

     Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these standards on SBS' financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

  BUSINESS OUTLOOK

     Consistent with SBS' press release dated August 14, 2001, management expects that, due primarily to the weakness in SBS' Communications business, total sales for the first quarter of fiscal 2002 will be between $30.0 and $33.0 million. Earnings are expected to be break-even or slightly profitable, excluding a restructuring charge resulting from the consolidation of SBS' test, packaging and support functions, and a reduction in workforce. See Note 17, "Subsequent Event" to SBS' Consolidated Financial Statements for additional information about the charge.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SBS' liquid investment is cash invested either in money market accounts or in overnight repurchase agreements. Due to the nature of these investments, SBS believes that the market risk related to these investments is minimal. SBS' revolving credit facility provides for interest on borrowings based on the prime rate or LIBOR in accordance with the LIBOR margin defined in the Agreement. As a result, increases or decreases in these rates will have the effect of reducing or increasing net income during the period these notes remain outstanding. SBS' outstanding notes payable at June 30, 2001 were paid off at maturity in July 2001.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SBS Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Albuquerque, New Mexico
August 14, 2001

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,       JUNE 30,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $  9,733,811   $  3,595,078
  Receivables, net..........................................    27,287,005     29,164,257
  Inventories...............................................    40,752,477     30,492,779
  Deferred income taxes.....................................     5,079,962      5,185,853
  Income tax receivable.....................................     3,416,875      1,022,215
  Prepaid expenses..........................................     1,124,806        856,399
  Other current assets......................................       802,047        431,776
                                                              ------------   ------------
       Total current assets.................................    88,196,983     70,748,357
                                                              ------------   ------------
Property and equipment, net.................................    11,475,487      7,320,222
Intangible assets, net......................................    45,106,819     54,961,154
Other assets................................................     2,392,611        130,524
                                                              ------------   ------------
       Total assets.........................................  $147,171,900   $133,160,257
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $  2,500,000   $ 20,000,000
  Accounts payable..........................................     3,771,376      5,556,479
  Accrued representative commissions........................       820,683        652,397
  Accrued salaries..........................................     2,581,725      3,171,690
  Accrued compensated absences..............................     1,488,943      1,229,307
  Other current liabilities.................................     1,752,507      2,603,812
                                                              ------------   ------------
       Total current liabilities............................    12,915,234     33,213,685
                                                              ------------   ------------
Deferred income taxes.......................................       461,360        932,809
                                                              ------------   ------------
       Total liabilities....................................    13,376,594     34,146,494
                                                              ------------   ------------
Commitments and contingencies (notes 7, 10, 12 and 16)
Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized,
     14,522,080 and 13,302,144 issued and outstanding at
     June 30, 2001 and 2000, respectively...................    85,476,167     65,384,516
  Unearned compensation.....................................      (478,125)            --
  Accumulated other comprehensive loss......................    (5,983,328)    (3,967,584)
  Retained earnings.........................................    54,780,592     37,596,831
                                                              ------------   ------------
       Total stockholders' equity...........................   133,795,306     99,013,763
                                                              ------------   ------------
       Total liabilities and stockholders' equity...........  $147,171,900   $133,160,257
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Sales..............................................  $187,180,052   $128,188,773   $105,999,233
Cost of sales......................................    98,614,691     61,173,851     44,480,959
                                                     ------------   ------------   ------------
       Gross profit................................    88,565,361     67,014,922     61,518,274
Selling, general and administrative expense........    33,031,564     26,322,134     23,983,186
Research and development expense...................    20,054,160     15,946,882     14,350,995
Acquired in-process research and development
  charge...........................................            --      4,000,000        527,514
Amortization of intangible assets..................     7,744,190      5,009,818      3,980,036
                                                     ------------   ------------   ------------
       Operating income............................    27,735,447     15,736,088     18,676,543
                                                     ------------   ------------   ------------
Interest income....................................       410,282        449,150        298,372
Interest expense...................................    (1,070,714)      (450,962)      (287,576)
Foreign exchange gains (losses)....................      (200,613)      (143,597)       666,754
                                                     ------------   ------------   ------------
                                                         (861,045)      (145,409)       677,550
                                                     ------------   ------------   ------------
Income before income taxes and minority interest...    26,874,402     15,590,679     19,354,093
Income taxes.......................................     9,690,641      6,688,072      6,631,322
                                                     ------------   ------------   ------------
Income before minority interest....................    17,183,761      8,902,607     12,722,771
Minority interest..................................            --             --        444,383
                                                     ------------   ------------   ------------
Net income.........................................  $ 17,183,761   $  8,902,607   $ 12,278,388
                                                     ============   ============   ============
Net income per common share........................  $       1.23   $       0.71   $       1.05
                                                     ============   ============   ============
Net income per common share -- assuming dilution...  $       1.14   $       0.66   $       1.00
                                                     ============   ============   ============

          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                         COMMON STOCK          COMMON                                       OTHER
                                   ------------------------    STOCK       UNEARNED     COMPREHENSIVE   COMPREHENSIVE    RETAINED
                                     SHARES       AMOUNT      WARRANTS   COMPENSATION      INCOME           LOSS         EARNINGS
                                   ----------   -----------   --------   ------------   -------------   -------------   -----------
BALANCE AT JUNE 30, 1998.........  11,356,400   $47,778,033   $ 70,118    $      --      $        --     $              $16,415,836
Exercise of stock options and
  warrants.......................     283,166     1,182,967    (31,693)          --               --              --             --
Stock issued to directors under
  restricted stock awards........       7,400        74,000         --           --               --              --             --
Stock issued for business
  acquisition....................      48,000       713,878         --           --               --              --             --
Stock repurchased and retired....     (20,000)     (181,928)        --           --               --              --             --
Income tax benefit from stock
  options exercised..............          --       987,500         --           --               --              --             --
Comprehensive income:
  Net income.....................          --            --         --           --       12,278,388              --     12,278,388
  Other comprehensive loss:
    Foreign currency translation
      adjustment.................          --            --         --           --       (2,059,126)     (2,059,126)            --
                                   ----------   -----------   --------    ---------      -----------     -----------    -----------
Total comprehensive income.......                                                         10,219,262
                                                                                         ===========
BALANCE AT JUNE 30, 1999.........  11,674,966    50,554,450     38,425           --                       (2,059,126)    28,694,224
Exercise of stock options and
  warrants.......................   1,264,010     9,348,679    (38,425)          --               --              --             --
Stock-based compensation.........          --        28,124         --           --               --              --             --
Stock issued to directors under
  restricted stock awards........      13,442        83,000         --           --               --              --             --
Acquisition of SciTech...........     349,726       241,879         --           --               --              --        400,913
Dividends paid to former
  shareholders of SciTech........          --            --         --           --               --              --       (400,913)
Fair value of SBS options issued
  in exchange for unvested SDL
  options........................          --     1,231,739         --           --               --              --             --
Income tax benefit from stock
  options exercised..............          --     3,896,645         --           --               --              --             --
Comprehensive income:
  Net income.....................          --            --         --           --        8,902,607              --      8,902,607
  Other comprehensive loss:
    Foreign currency translation
      adjustment.................          --            --         --           --       (1,908,458)     (1,908,458)            --
                                   ----------   -----------   --------    ---------      -----------     -----------    -----------
Total comprehensive income.......                                                          6,994,149
                                                                                         ===========
BALANCE AT JUNE 30, 2000.........  13,302,144    65,384,516         --           --                       (3,967,584)    37,596,831
Exercise of stock options and
  warrants.......................   1,180,010    12,987,175         --           --               --              --             --
Stock-based compensation.........          --        28,124         --       28,125               --              --             --
Stock issued to officer and
  directors under restricted
  stock awards...................      39,926       611,250         --     (506,250)              --              --             --
Income tax benefit from stock
  options exercised..............          --     6,465,102         --           --               --              --             --
Comprehensive income:
  Net income.....................          --            --         --           --       17,183,761              --     17,183,761
  Other comprehensive loss:
    Foreign currency translation
      adjustment.................          --            --         --           --       (2,015,744)     (2,015,744)            --
                                   ----------   -----------   --------    ---------      -----------     -----------    -----------
Total comprehensive income.......                                                        $15,168,017
                                                                                         ===========
BALANCE AT JUNE 30, 2001.........  14,522,080   $85,476,167   $     --    $(478,125)                     $(5,983,328)   $54,780,592
                                   ==========   ===========   ========    =========                      ===========    ===========


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
BALANCE AT JUNE 30, 1998.........  $ 64,263,987
Exercise of stock options and
  warrants.......................     1,151,274
Stock issued to directors under
  restricted stock awards........        74,000
Stock issued for business
  acquisition....................       713,878
Stock repurchased and retired....      (181,928)
Income tax benefit from stock
  options exercised..............       987,500
Comprehensive income:
  Net income.....................    12,278,388
  Other comprehensive loss:
    Foreign currency translation
      adjustment.................    (2,059,126)
                                   ------------
Total comprehensive income.......
BALANCE AT JUNE 30, 1999.........    77,227,973
Exercise of stock options and
  warrants.......................     9,310,254
Stock-based compensation.........        28,124
Stock issued to directors under
  restricted stock awards........        83,000
Acquisition of SciTech...........       642,792
Dividends paid to former
  shareholders of SciTech........      (400,913)
Fair value of SBS options issued
  in exchange for unvested SDL
  options........................     1,231,739
Income tax benefit from stock
  options exercised..............     3,896,645
Comprehensive income:
  Net income.....................     8,902,607
  Other comprehensive loss:
    Foreign currency translation
      adjustment.................    (1,908,458)
                                   ------------
Total comprehensive income.......
BALANCE AT JUNE 30, 2000.........    99,013,763
Exercise of stock options and
  warrants.......................    12,987,175
Stock-based compensation.........        56,249
Stock issued to officer and
  directors under restricted
  stock awards...................       105,000
Income tax benefit from stock
  options exercised..............     6,465,102
Comprehensive income:
  Net income.....................    17,183,761
  Other comprehensive loss:
    Foreign currency translation
      adjustment.................    (2,015,744)
                                   ------------
Total comprehensive income.......
BALANCE AT JUNE 30, 2001.........  $133,795,306
                                   ============

          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED JUNE 30
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Cash flows from operating activities:
  Net income.......................................  $ 17,183,761   $  8,902,607   $ 12,278,388
                                                     ------------   ------------   ------------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation..................................     2,453,655      1,980,845      1,658,272
     Amortization of intangible assets.............     7,744,190      5,009,818      3,980,036
     Bad debt expense..............................       454,202        318,721        210,522
     Deferred income taxes.........................      (451,293)    (2,505,227)      (973,612)
     Income tax benefit of stock options
       exercised...................................     6,465,102      3,896,645        987,500
     Loss on disposition of assets.................        25,049        103,438         32,459
     Foreign exchange losses (gains)...............       200,613        143,597       (666,754)
     Stock-based compensation......................        56,249         28,124             --
     Stock issued to directors under restricted
       stock awards................................       105,000         83,000         74,000
     Acquired in-process research and development
       charge......................................            --      4,000,000        527,514
     Minority interest.............................            --             --        444,383
     Changes in assets and liabilities (net of
       effects of acquisitions):
       Receivables.................................     1,157,189     (6,830,705)    (3,079,001)
       Inventories.................................   (10,602,138)   (12,571,896)    (1,831,945)
       Prepaids and other assets...................    (2,907,293)      (308,828)      (350,462)
       Accounts payable............................    (2,116,150)     1,025,611        308,474
       Accrued representative commissions..........       168,286        122,632        293,537
       Accrued salaries............................      (540,887)        80,209     (1,131,302)
       Accrued compensated absences................       277,973        (20,986)       386,524
       Income taxes................................    (1,814,068)       366,449     (2,858,114)
       Other current liabilities...................      (572,994)     1,032,633          6,230
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................    17,286,446      4,856,687     10,296,649
                                                     ------------   ------------   ------------
Cash flows from investing activities:
  Cash received from sale of assets................            --             --          4,905
  Cash received from sale of marketable
     securities....................................            --        248,299             --
  Business acquisitions, net of cash acquired......            --    (24,681,862)   (25,276,144)
  Purchase of license agreement....................      (236,000)    (2,000,000)            --
  Acquisition of property and equipment............    (6,712,638)    (1,909,973)    (4,019,741)
  Other............................................       396,025             --             --
                                                     ------------   ------------   ------------
          Net cash used in investing activities....    (6,552,613)   (28,343,536)   (29,290,980)
                                                     ------------   ------------   ------------

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED JUNE 30
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Cash flows from financing activities:
  Payments on notes payable to related parties.....            --     (1,391,216)    (1,607,467)
  Proceeds from notes payable to bank..............            --     20,000,000      7,900,000
  Payments on notes payable to bank................   (17,500,000)    (3,975,060)    (4,000,000)
  Dividends paid to former shareholders of
     SciTech.......................................            --       (400,913)            --
  Payments on long-term borrowings and capital
     leases........................................            --             --     (3,000,000)
  Repurchase of common stock.......................            --             --       (181,928)
  Proceeds from exercise of stock options and
     warrants......................................    12,987,175      9,310,254      1,151,274
                                                     ------------   ------------   ------------
          Net cash provided by (used in) financing
            activities.............................    (4,512,825)    23,543,065        261,879
                                                     ------------   ------------   ------------
Effect of exchange rate changes on cash............       (82,275)        38,306       (641,746)
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents......................................     6,138,733         94,522    (19,374,198)
Cash and cash equivalents at beginning of period...     3,595,078      3,500,556     22,874,754
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of period.........  $  9,733,811   $  3,595,078   $  3,500,556
                                                     ============   ============   ============
Supplemental disclosure of cash flow information:
  Interest paid....................................  $  1,415,397   $     99,453   $    273,867
  Income taxes paid................................     5,391,902      5,057,016      9,375,575
  Noncash financing and investing activities:
       Stock options issued in connection with the
          acquisition of SDL.......................            --      1,231,739             --
       Stock issued for acquisition................            --             --        713,878
  Summary of assets and equity acquired, and
     liabilities assumed through acquisitions:
       Cash and cash equivalents...................            --      1,479,037        586,918
       Marketable securities.......................            --        248,299             --
       Receivables.................................            --      1,799,315      5,314,703
       Inventories.................................            --      2,431,739      3,378,652
       Prepaid expenses............................            --         81,868        102,512
       Goodwill and identifiable intangible
          assets...................................            --     26,108,134     24,243,221
       Property and equipment......................            --        270,931        556,258
       Accumulated depreciation....................            --        (66,481)            --
       Notes payable to related parties............            --             --     (2,865,603)
       Accounts payable............................            --     (1,405,169)      (851,903)
       Accrued salaries............................            --       (463,551)    (1,753,948)
       Accrued compensated absences................            --        (62,124)       (82,225)
       Debt........................................            --        (75,060)            --
       Deferred income taxes.......................            --     (5,024,324)      (105,638)
       Income taxes................................            --      1,481,077     (1,888,522)
       Other current liabilities...................            --             --       (771,363)
       Common stock................................            --       (241,879)            --
       Retained earnings...........................            --       (400,913)            --
                                                     ============   ============   ============

          See accompanying notes to consolidated financial statements

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) GENERAL

     The consolidated financial statements include the accounts of SBS Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     SBS designs and builds open architecture embedded computer products that enable original equipment manufacturers to serve the commercial, communications and government markets. SBS products are integrated into a variety of applications including communication networking, medical imaging, industrial automation, and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry and fully integrated systems and enclosures. SBS has operations in New Mexico, Minnesota, North Carolina, California, Wisconsin, Massachusetts and Germany.

     On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income per common share, net income per common share -- assuming dilution, common stock, and stockholders' equity have been restated as if the stock split occurred as of the earliest period presented.

  (b) REVENUE RECOGNITION

     Revenue is generally recognized when goods are shipped to the customer, provided that SBS has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Where customer acceptance provisions exist, revenue is recognized only when SBS is certain that the products meet all of the specified criteria prior to customer acceptance and all other revenue recognition criteria have been met.

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

  (f) INTANGIBLE ASSETS

     Intangible assets include goodwill, noncompete covenants, core-developed technology, assembled work force, customer lists and license agreements. Purchase price consideration relating to SBS' acquisitions has been allocated based on assessments by SBS. Amortization of intangibles is being recognized using the straight-line method based upon the estimated economic useful lives of the assets (four to ten years). SBS periodically evaluates the carrying amounts of enterprise level goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required. The evaluation is based on the projection of undiscounted future operating cash flows of the acquired operations over the remaining useful life of the related goodwill. To the extent such projections indicate that future undiscounted

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
cash flows are not sufficient to recover the carrying amounts of goodwill, a charge to expense is recognized so that the remaining carrying amount is equal to future undiscounted cash flows.

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

  (i) RECLASSIFICATIONS

     Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

  (j) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (k) STOCK OPTION PLANS

     SBS accounts for its stock option plans in accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 allows entities to continue to apply the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. SBS has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

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

  (m) COMPREHENSIVE INCOME

     SBS reports comprehensive income from non-owner changes in stockholders' equity in the consolidated financial statements including net income and foreign currency translation adjustments in the Consolidated

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders' Equity. Comprehensive income does not affect SBS' consolidated financial position or results of operations.

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

(2) BUSINESS ACQUISITIONS

     SBS did not complete any acquisitions during the year ended June 30, 2001. However, SBS completed the acquisitions described below during the fiscal years ended June 30, 2000 and 1999. Unless otherwise disclosed, the acquisitions have been accounted for as purchases, whereby the results of operations of the acquired company have been combined with SBS' since the respective dates of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values with goodwill, if any, representing the excess of the purchase price over the fair value of the net assets acquired as indicated below.

     On April 12, 2000, SBS completed the acquisition of SDL. Located in Mansfield, Massachusetts, SDL specializes in the design, manufacture and sale of WAN I/O for the telecommunications and data communications markets. SDL designs, manufactures, and markets T1/EI, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI, and PMC form factors, and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. In addition, SDL's products support the operating systems most commonly used in communications, including Windows NT, Solaris, and VxWorks. SBS acquired all of the outstanding stock of SDL for $25.6 million in cash. Acquisition costs associated with the purchase were $0.6 million. The purchase price also included $1.2 million for the fair value of SBS options issued in exchange for unvested SDL options. The acquisition was funded with existing cash and a $20.0 million borrowing under SBS' Credit Agreement with Bank of America, N.A. Identifiable intangibles are being amortized over four to eight years and goodwill is being amortized over ten years. In connection with the acquisition, SBS recorded a $4.0 million earnings charge, based on an assessment by SBS, of purchased technology of SDL. The assessment determined that $4.0 million of SDL's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. The assessment analyzed certain products that were in various stages of completion ranging from 35% of completion to 85% of completion, with estimated completion dates ranging from the third quarter of calendar 2000 to the second quarter of calendar 2001. The fair value of the purchased technology was determined in accordance with the views expressed by the staff of the Securities and Exchange Commission.

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

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

     On August 12, 1998, SBS completed the purchase of Communications Products. Based in Carlsbad, California, Communications Products designs, manufactures, and markets CPU boards based on the PowerPC processor for computer applications that utilize VME, CompactPCI, PMC and standalone bus standards. SBS acquired all of the outstanding capital stock of Communications Products for a total purchase price of $5.3 million. Goodwill is being amortized over a ten year period.

     On July 1, 1998, SBS acquired through its subsidiary, Holding GmbH, a 50.1% interest in OR. Based in Augsburg, Germany, OR designs, manufactures, and markets CPU boards utilized in a wide range of embedded computer applications. As part of the acquisition, SBS acquired, through its subsidiary, Holding GmbH, a 50.2% interest in ORTEC, a Mindelheim, Germany-based related company which manufactures OR's commercial products and electronic products for other customers. SBS also acquired, through its subsidiary, Embedded Computers, a 100% interest in OR Computers, Inc., which was the U.S. marketing support organization for the OR product line. The purchase price, excluding transaction costs, for the majority interest in the two companies based in Germany and 100% of OR Computers, Inc. was DM 17.5 million, approximately $9.7 million, paid in cash and 48,000 shares of common stock valued at $0.7 million at closing. In addition, SBS and the shareholders of both OR and ORTEC entered into exclusive option agreements whereby SBS could acquire the remaining shares of both companies on February 28, 1999. In December 1998, SBS modified the option agreements, accelerating the purchase of the remaining interest in OR and ORTEC from February 28, 1999 to December 9, 1998. The purchase price, excluding transaction costs, for the remaining interests in the two companies based in Germany was DM 18.2 million. SBS disbursed the cash, approximately $10.4 million, including interest at 4%, during the quarter ended March 31, 1999. Acquisition costs associated with both purchases were approximately $1.1 million. Goodwill is being amortized over a ten year period. In connection with the initial acquisition, SBS recorded a $0.5 million earnings charge, based on an assessment of purchased technology of OR. The assessment determined that $0.5 million of OR's purchase price represented technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain VME, CompactPCI, and PC Compact products that were under development at the time of acquisition. These programs were in various stages of completion ranging from initial development to 90% of completion, with estimated completion dates ranging from September 1998 through April 1999. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. In conjunction with the acquisition of the remaining interest of OR completed on December 9, 1998, all projects in process at the date of the initial acquisition had been substantially completed so that no additional in-process research and development ("IPR&D") was acquired.

(3) RECEIVABLES

     Receivables, net consisted of the following:

                                                                      JUNE 30
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Accounts receivable........................................  $28,266,770   $29,993,290
  Less allowance for doubtful accounts.....................     (979,765)     (829,033)
                                                             -----------   -----------
                                                             $27,287,005   $29,164,257
                                                             ===========   ===========

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

(4) INVENTORIES

     Inventories consisted of the following:

                                                                      JUNE 30
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Raw materials..............................................  $22,743,252   $15,010,729
Work in process............................................    6,873,090     8,902,019
Finished goods.............................................    9,892,156     5,379,699
Inventory consigned to others..............................    1,243,979     1,200,332
                                                             -----------   -----------
                                                             $40,752,477   $30,492,779
                                                             ===========   ===========

(5) PROPERTY AND EQUIPMENT

     Property and equipment, net consisted of the following:

                                                                      JUNE 30
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Computers..................................................  $ 4,820,366   $ 3,855,413
Purchased software.........................................    5,728,689     2,232,509
Furniture and equipment....................................    5,300,191     3,928,372
Leasehold improvements.....................................    3,248,368     2,554,981
                                                             -----------   -----------
                                                              19,097,614    12,571,275
  Less accumulated depreciation and amortization...........   (7,622,127)   (5,251,053)
                                                             -----------   -----------
                                                             $11,475,487   $ 7,320,222
                                                             ===========   ===========

(6) INTANGIBLE ASSETS

     Intangible assets, net consisted of the following:

                                                         JUNE 30
                                               ---------------------------    ESTIMATED
                                                   2001           2000       USEFUL LIFE
                                               ------------   ------------   -----------
Goodwill.....................................  $ 45,385,463   $ 48,505,074   5-10 years
Core-developed technology....................    14,800,000     14,800,000      7 years
License agreements...........................     2,236,000      2,000,000      5 years
Other........................................     2,505,171      2,517,841    3-8 years
                                               ------------   ------------
                                                 64,926,634     67,822,915
  Less accumulated amortization..............   (19,819,815)   (12,861,761)
                                               ------------   ------------
                                               $ 45,106,819   $ 54,961,154
                                               ============   ============

(7) NOTES PAYABLE

     Notes payable consist of revolving credit facility notes. Effective March 31, 2001, SBS renewed its $30.0 million credit agreement. The agreement expires December 31, 2002. The revolving credit facility provides, at SBS' option, interest at the prime rate or LIBOR in accordance with the LIBOR margin. Using the LIBOR, if SBS' Senior Funded Debt to EBITDA ratio is less than .50, the interest rate is LIBOR plus 1.50%. If SBS' Senior Funded Debt to EBITDA ratio is greater than or equal to .50 but less than or equal to

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

1.25, the interest rate is LIBOR plus 1.75%. The facility calls for a commitment fee, payable quarterly, of 0.20% times the average daily unused portion of the $30,000,000 commitment. As of June 30, 2001, the total outstanding amount under this facility was $2,500,000, bearing interest at a fixed rate of 5.25% until July 30, 2001, at which time the obligation matures under the existing LIBOR interest rate period. In July, 2001, SBS paid off the $2,500,000 balance on the facility. SBS is required, under this agreement, to maintain certain financial ratios. At June 30, 2001, SBS was in compliance with all of the covenants of the agreement. The facility is secured by accounts receivable and inventory and is guaranteed by each of SBS' U.S. subsidiaries.

(8) INCOME TAXES

     Income before income taxes and minority interest is comprised of the following:

                                                          YEAR ENDED JUNE 30
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
U.S. .........................................  $27,127,833   $15,643,273   $18,865,677
Foreign.......................................     (253,431)      (52,594)      488,416
                                                -----------   -----------   -----------
                                                $26,874,402   $15,590,679   $19,354,093
                                                ===========   ===========   ===========

     Income tax expense is comprised of the following:

                                                           YEAR ENDED JUNE 30
                                                  -------------------------------------
                                                     2001         2000          1999
                                                  ----------   -----------   ----------
Current:
  U.S. Federal..................................  $8,572,328   $ 6,915,149   $5,344,920
  State.........................................   1,694,303     1,401,905    1,173,277
  Foreign.......................................    (210,432)      824,272    1,055,965
Deferred:
  U.S. Federal..................................    (536,523)   (1,716,589)    (408,240)
  State.........................................     (86,081)     (290,477)     (77,760)
  Foreign.......................................     257,046      (446,188)    (456,840)
                                                  ----------   -----------   ----------
                                                  $9,690,641   $ 6,688,072   $6,631,322
                                                  ==========   ===========   ==========

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

     Income tax expense was provided for at an effective rate of 36.1, 42.9 and
34.3 percent in 2001, 2000 and 1999, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the statutory U.S. Federal tax rate to income before income taxes) as follows:

                                                                   YEAR ENDED JUNE 30
                                                          -------------------------------------
                                                             2001         2000         1999
                                                          ----------   ----------   -----------
Computed "expected" tax expense.........................  $9,406,041   $5,456,738   $ 6,773,933
State income tax, net of federal income tax benefit.....   1,045,344      722,428       712,086
Non-deductible IPR&D....................................          --    1,400,000            --
Non-deductible goodwill and interest....................     324,922      504,215       395,000
Non-taxable interest income.............................    (211,438)    (411,852)           --
Non-taxable S-Corp income from SciTech..................          --     (117,788)           --
Foreign rate differential...............................     135,315      (52,208)       33,180
Dividend from foreign sales corporation.................    (700,000)    (350,000)     (192,500)
Research and experimental tax credits...................    (378,000)    (420,000)   (1,095,000)
Other...................................................      68,457      (43,461)        4,623
                                                          ----------   ----------   -----------
                                                          $9,690,641   $6,688,072   $ 6,631,322
                                                          ==========   ==========   ===========

     The significant components of deferred income tax assets and liabilities are as follows:

                                                                       JUNE 30
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Deferred tax assets:
  Vacation and severance accruals...........................  $   343,187   $   402,000
  Inventory.................................................    4,010,382     3,404,208
  Acquired IPR&D............................................    2,967,250     3,375,636
  Accrued expenses..........................................      302,949       219,000
  Amortization..............................................    1,844,015     1,496,300
  Allowance for uncollectible accounts......................      420,033       256,200
  Foreign tax credits.......................................    1,023,823       977,209
  Fair value of unvested stock options......................       98,497       373,156
  Net operating loss carryforward...........................           --     1,065,309
  Other.....................................................       86,979       598,282
                                                              -----------   -----------
                                                               11,097,115    12,167,300
     Valuation allowance for deferred tax assets............   (1,023,823)   (1,433,147)
                                                              -----------   -----------
Total deferred tax assets...................................   10,073,292    10,734,153
Deferred tax liabilities --
  Identifiable intangible assets............................   (5,454,690)   (6,481,109)
                                                              -----------   -----------
Net deferred tax assets.....................................  $ 4,618,602   $ 4,253,044
                                                              ===========   ===========

     The decrease in the valuation allowance of $409,324 during the year ended June 30, 2001 included a benefit of approximately $456,000 recorded as a reduction of goodwill due to the realization of certain tax attributes recorded in connection with the acquisition of SDL in April 2000. As of June 30, 2001, SBS had a foreign tax credit carryforward of approximately $1.0 million. Excess foreign tax credits may be carried back two years and forward five years. Due to the uncertainty of the realization of the foreign tax credit

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
carryforward and certain tax attributes of SDL, SBS has established a valuation allowance of approximately $1.0 million as of June 30, 2001. In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 2001.

(9) EARNINGS PER SHARE

     Net income per common share is based on weighted average shares outstanding. Net income per common share-assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

     A reconciliation of the numerator and denominator of the per share and per share-assuming dilution calculation follows:

YEAR ENDED JUNE 30
------------------                                  INCOME         SHARES       PER-SHARE
2001                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
----                                              -----------   -------------   ---------
NET INCOME PER COMMON SHARE
Net income......................................  $17,183,761    13,926,493       $1.23
                                                                                  =====
EFFECT OF DILUTIVE SECURITIES
Dilutive options................................           --     1,196,919
                                                  -----------    ----------
NET INCOME PER COMMON SHARE-ASSUMING DILUTION
Net income......................................  $17,183,761    15,123,412       $1.14
                                                  ===========    ==========       =====

                                                     INCOME         SHARES       PER-SHARE
2000                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
----                                               -----------   -------------   ---------
NET INCOME PER COMMON SHARE
Net income.......................................  $8,902,607     12,463,056       $0.71
                                                                                   =====
EFFECT OF DILUTIVE SECURITIES
Dilutive options and warrants....................          --      1,126,840
                                                   ----------     ----------
NET INCOME PER COMMON SHARE-ASSUMING DILUTION
Net income.......................................  $8,902,607     13,589,896       $0.66
                                                   ==========     ==========       =====

                                                    INCOME         SHARES       PER-SHARE
1999                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
----                                              -----------   -------------   ---------
NET INCOME PER COMMON SHARE
Net Income......................................  $12,278,388    11,655,052       $1.05
                                                                                  =====
EFFECT OF DILUTIVE SECURITIES
Dilutive options and warrants...................           --       681,184
                                                  -----------    ----------
NET INCOME PER COMMON SHARE-ASSUMING DILUTION
Net income......................................  $12,278,388    12,336,236       $1.00
                                                  ===========    ==========       =====

     For the years ended June 30, 2001, 2000 and 1999, options to purchase 420,517, 350,008 and 1,890,098 shares of common stock, respectively, were outstanding but were not included in the computation of

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
net income per common share-assuming dilution, because the options' exercise price was greater than the average market price of the underlying common shares.

(10) LEASES

     SBS leases its main facilities in Albuquerque, New Mexico, Carlsbad, California, Newark, California, St. Paul, Minnesota, Raleigh, North Carolina, Madison, Wisconsin, Mansfield, Massachusetts, Augsburg, Germany, and Mindelheim, Germany under noncancelable operating leases which expire at various dates through fiscal 2006. SBS also leases various items of equipment under noncancelable operating leases which expire at various dates through fiscal 2006.

     The following is a five-year schedule of future minimum lease payments:

                                                BUILDINGS        EQUIPMENT
                                                 MINIMUM          MINIMUM
YEAR ENDING JUNE 30                           LEASE PAYMENTS   LEASE PAYMENTS      TOTAL
-------------------                           --------------   --------------   -----------
2002........................................   $ 2,617,596        $100,141      $ 2,717,737
2003........................................     2,479,009          96,967        2,575,976
2004........................................     2,453,621          85,819        2,539,440
2005........................................     2,240,208          30,143        2,270,351
2006........................................     1,052,806           1,228        1,054,034
                                               -----------        --------      -----------
                                               $10,843,240        $314,298      $11,157,538
                                               ===========        ========      ===========

     Total rental expense for operating leases for the years ended June 30, 2001, 2000, and 1999 was $2,979,806, $2,519,193 and $1,990,785, respectively.

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

  (b) 1993 DIRECTOR AND OFFICER STOCK OPTION PLAN

     SBS has a 1993 Director and Officer Stock Option Plan whereby a total of 5% of the number of shares of its common stock outstanding at the first day of each fiscal year plus shares not awarded in prior years and underlying expired or terminated options are reserved for grant of options to all Directors of SBS who are not employees and all Executive Officers of SBS. Directors who are not employees of SBS receive automatic grants on the anniversary date of their service as a Director of SBS. Executive Officers receive grants at the discretion of the Board of Directors. All options are granted at a price equal to fair market value of the underlying common stock on the date of grant. The Directors' options become exercisable one year from the

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
date of grant and terminate twelve months from the date the optionee ceases to be a member of the Board of Directors or in five years, whichever occurs first.

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

  (e) 2000 LONG-TERM EQUITY INCENTIVE PLAN

     The 2000 Long-Term Equity Incentive Plan was adopted by the Board of Directors on August 31, 2000 and subsequently approved at the December 2000 reconvened Annual Shareholders' Meeting. Any employee of SBS or its subsidiaries, and any consultants, directors, or other persons providing services to SBS or its subsidiaries are eligible to participate in the plan. The plan provides for the grant of nonqualified stock options and a limited number of grants of restricted stock. The number of shares of stock available for award under the plan during any fiscal year of SBS is equal to ten percent of the adjusted average of the outstanding stock, as that number is determined by SBS to calculate net income per common share -- assuming dilution for the preceding fiscal year, reduced by any shares of stock under the plan subject to unexercised options and any shares of stock under the plan subject to restrictions. The exercise price of each option granted shall be the fair market value of the underlying common stock on the date of grant unless otherwise specified by the Board at the time of grant. If options are awarded in exchange for previously earned cash compensation, or in connection with an acquisition, merger, combination or other similar event involving SBS, or in substitution or replacement for options granted to employees by the other entities, the Board has the authority to establish an exercise price that is less that 100% of the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The plan expires in July 2010.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

  (f) WARRANTS

     In connection with the acquisition of Modular I/O, warrants to purchase 800,000 shares of common stock at $2.25 were issued to the former shareholders and option holders of Modular I/O. All of these warrants were fully vested at June 30, 1996. At June 30, 2000, all of the warrants had been exercised or were forfeited under the net issuance method.

     Information regarding SBS' stock option plans and warrants is summarized in the table below:

                             ALL       1993      1996       1998       2000
                            ISOPS       D&O      ESPP        LT         LT      WARRANTS     TOTAL
                          ---------   -------   -------   ---------   -------   --------   ----------
OUTSTANDING AT
  6/30/98...............  1,597,396   246,000   126,532     566,000        --   280,472     2,816,400
  Granted...............         --   100,000   158,034   1,248,942        --        --     1,506,976
  Exercised.............     84,000    90,000        --          --        --   109,166       283,166
  Cancelled.............         --        --    55,894     109,210        --    17,608       182,712
                          ---------   -------   -------   ---------   -------   -------    ----------
OUTSTANDING AT
  6/30/99...............  1,513,396   256,000   228,672   1,705,732        --   153,698     3,857,498
  Granted...............         --    59,926   106,372   1,546,926        --        --     1,713,224
  Exercised.............    609,872    72,000    58,014     370,426        --   153,698     1,264,010
  Cancelled.............    130,000        --    71,540     297,686        --        --       499,226
                          ---------   -------   -------   ---------   -------   -------    ----------
OUTSTANDING AT
  6/30/00...............    773,524   243,926   205,490   2,584,546        --        --     3,807,486
  Granted...............     50,012   325,000   115,850      79,560   746,500        --     1,316,922
  Exercised.............    433,964    50,043   108,788     587,215        --        --     1,180,010
  Cancelled.............         --        --    27,450     507,812    72,000        --       607,262
                          ---------   -------   -------   ---------   -------   -------    ----------
OUTSTANDING AT
  6/30/01...............    389,572   518,883   185,102   1,569,079   674,500        --     3,337,136
                          =========   =======   =======   =========   =======   =======    ==========
EXERCISABLE AT
  6/30/99...............    840,060   206,000        --     208,330        --   153,698     1,408,088
EXERCISABLE AT
  6/30/00...............    421,854   184,000        --     413,316        --        --     1,019,170
EXERCISABLE AT
  6/30/01...............    319,566   182,800    78,052     547,850        --        --     1,128,268
                          =========   =======   =======   =========   =======   =======    ==========
AVAILABLE FOR GRANT AT
  6/30/01...............     95,214   537,374   180,040     452,428   807,841        --     2,072,897
                          =========   =======   =======   =========   =======   =======    ==========

     Weighted average option exercise price information for fiscal years 2001, 2000, and 1999 follows:

                                                              2001     2000     1999
                                                             ------   ------   ------
Outstanding at July 1......................................  $12.71   $10.07   $ 9.06
Granted during the year:
  Price = market value.....................................   25.33    15.08    10.45
  Exchanged in SDL acquisition.............................      --     1.31       --
Exercised during the year..................................   11.05     7.38     5.10
Cancelled during the year..................................   15.56    11.40    11.95
Outstanding at June 30.....................................   17.78    12.71    10.07
Exercisable at June 30.....................................   13.29    10.78     7.94

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

     Significant option groups outstanding and exercisable at June 30, 2001 and related weighted average price and life information follows:

                                                  WEIGHTED
                                                   AVERAGE     WEIGHTED                 WEIGHTED
                                                  REMAINING    AVERAGE                  AVERAGE
                                     NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------           -----------   -----------   --------   -----------   --------
$ 0.88 - $14.00..................     904,665       5.97        $10.28       445,345     $ 9.23
$14.16 - $17.00..................   1,075,056       7.05        $15.66       548,955     $15.29
$17.25 - $29.94..................   1,298,415       8.14        $24.18       133,968     $18.57
$30.25 - $34.50..................      59,000       9.56        $31.58            --         --
                                    ---------       ----        ------     ---------     ------
$ 0.88 - $34.50..................   3,337,136       7.22        $17.78     1,128,268     $13.29
                                    =========       ====        ======     =========     ======

     The per share weighted average fair value of stock options granted at a price equal to fair market value of the underlying common stock during 2001, 2000 and 1999 was $12.43, $8.06 and $5.10, respectively, on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes Model with the following weighted average assumptions:

                                                              2001    2000    1999
                                                              -----   -----   -----
Expected life (years).......................................   3.09    3.47    2.90
Risk free interest rate.....................................   3.97%   6.12%   5.93%
Volatility..................................................  72.32%  70.09%  69.25%
Dividend yield..............................................     --      --      --

     SBS applies APB Opinion 25 accounting for its plans. Had SBS determined compensation cost based on fair value at grant date for its stock options under SFAS 123, SBS' net income and EPS would have been reduced to the pro forma amounts indicated below:

                                                    2001          2000         1999
                                                 -----------   ----------   -----------
Net income, as reported........................  $17,183,761   $8,902,607   $12,278,388
Net income, pro forma..........................    9,178,270    3,473,193     6,139,834
EPS, as reported (basic).......................         1.23         0.71          1.05
EPS, pro forma (basic).........................          .66         0.28          0.53
EPS, as reported (diluted).....................         1.14         0.66          1.00
EPS, pro forma (diluted).......................          .65         0.28          0.53

(12) RETIREMENT PLAN

     SBS maintains a retirement plan under Section 401(k) of the Code for all U.S. employees of SBS. The plan provides for employees to selectively defer a percentage of their wages, which SBS matches at a predetermined rate not to exceed 4 percent of the employee's wages. The plan also provides for additional contributions at the discretion of the Board of Directors. SBS contributions to the plan during the years ended June 30, 2001, 2000 and 1999 were $1,080,792, $846,664 and $778,566, respectively.

(13) SEGMENT FINANCIAL DATA

     SBS operates internationally through three operating segments: the Communications Group, the Computer Group, and the Aerospace Group. These segments are based on the markets that are served, the

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
products that are provided to those markets, and have managers who report directly to the chief executive officer, who is the chief operating decision-maker. A description of these segments follows:

     - The Communications Group designs and markets products that support the operating systems most commonly used in communications applications. These products include CPU boards based on the PowerPC processor, WAN I/O and network I/O and systems and enclosures.

     - The Computer Group designs and markets SBS' processor boards, modular I/O boards and computer connectivity and expansion units. The principal customers of this group are OEM's which serve the industrial automation and control, and military systems industries.

     - The Aerospace Group designs and markets avionics interfaces utilized for military aircraft and satellite development and test applications and products sold for telemetry ground stations, principally serving the satellite market.

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

                                          COMMUNICATIONS    COMPUTER      AEROSPACE    CORPORATE AND
                                              GROUP           GROUP         GROUP      UNALLOCATED(1)    OTHER(2)       TOTAL
                                          --------------   -----------   -----------   --------------   ----------   ------------
Gross Sales......................  2001    $96,923,425     $73,441,949   $25,476,101             --             --   $195,841,475
Intersegment sales...............           (4,902,961)     (3,473,188)     (285,274)            --             --     (8,661,423)
                                           -----------     -----------   -----------    -----------     ----------   ------------
  Sales to external customers....           92,020,464      69,968,761    25,190,827             --             --    187,180,052
Gross Sales......................  2000     44,259,470      58,430,670    26,574,430             --             --    129,264,570
Intersegment sales...............             (334,417)       (345,620)     (395,760)            --             --     (1,075,797)
                                           -----------     -----------   -----------    -----------     ----------   ------------
  Sales to external customers....           43,925,053      58,085,050    26,178,670             --             --    128,188,773
Gross Sales......................  1999     19,583,433      54,922,364    32,002,628             --             --    106,508,425
Intersegment sales...............             (238,255)       (155,541)     (115,396)            --             --       (509,192)
                                           -----------     -----------   -----------    -----------     ----------   ------------
  Sales to external customers....           19,345,178      54,766,823    31,887,232             --             --    105,999,233
Interest income..................  2001         15,110          22,879            --        372,293             --        410,282
                                   2000         13,761          15,488            --        419,901             --        449,150
                                   1999          1,026          14,173           980        282,193             --        298,372
Interest expense.................  2001            104           1,263            --      1,069,347             --      1,070,714
                                   2000         15,222          50,359            --        385,381             --        450,962
                                   1999          6,367          88,375            --        192,834             --        287,576
Depreciation and Amortization....  2001        811,880       1,100,703       590,533      7,694,729             --     10,197,845
                                   2000        452,388         632,138       653,531      5,252,606             --      6,990,663
                                   1999        197,384         639,113       607,522      4,194,289             --      5,638,308
Segment profit (Income before
  taxes and minority interest)...  2001     22,121,997      14,084,877     7,283,036    (16,615,508)            --     26,874,402
                                   2000     10,207,381      11,919,386     6,892,785     (9,428,873)    (4,000,000)    15,590,679
                                   1999      3,898,068      12,823,811    10,756,753     (7,597,025)      (527,514)    19,354,093
Total assets.....................  2001     38,358,069      28,647,750    10,105,797     70,060,284             --    147,171,900
                                   2000     31,920,455      26,843,328     9,204,738     65,191,736             --    133,160,257
                                   1999     11,202,749      22,914,294    11,173,670     46,717,142             --     92,007,855

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

---------------

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

(14) GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

                                     UNITED STATES   UNITED STATES
                                       DOMESTIC         EXPORTS       GERMANY        TOTAL
                                     -------------   -------------   ----------   ------------
Sales to External
  Customers(1)...............  2001  $140,887,080     34,447,915     11,845,057   $187,180,052
                               2000    91,437,991     25,365,444     11,385,338    128,188,773
                               1999    79,150,230     16,878,726      9,970,277    105,999,233
Long-lived assets, net.......  2001  $ 11,063,238             --        412,249   $ 11,475,487
                               2000     6,995,148             --        325,074      7,320,222
                               1999     7,002,752             --        318,965      7,321,717

---------------

(1) Sales are classified according to the location of the shipment.

     During the years ended June 30, 2001, 2000 and 1999, United States export sales as a percentage of total United States sales were 20.8%, 21.7%, and 17.6%, respectively. United States export sales were made primarily in the following foreign markets:

                                         2001              2000              1999
                                    ---------------   ---------------   ---------------
                                     SALES             SALES             SALES
                                    (000'S)     %     (000'S)     %     (000'S)     %
                                    -------   -----   -------   -----   -------   -----
United Kingdom....................  $ 1,327     3.9   $ 1,929     7.6   $ 1,680    10.0
Germany...........................    2,275     6.6     1,433     5.6     1,525     9.0
Korea.............................      720     2.1       934     3.7       420     2.5
China.............................      762     2.2       360     1.4       220     1.4
France............................    1,752     5.1     1,495     5.9     1,415     8.4
Japan.............................    4,784    13.9     4,271    16.9     4,050    24.0
Canada............................    5,424    15.7     2,892    11.4     2,215    13.1
Sweden............................   12,539    36.4     9,097    35.9     2,100    12.4
Israel............................    1,865     5.4       691     2.7     1,035     6.1
All others........................    3,000     8.7     2,263     8.9     2,219    13.1
                                    -------   -----   -------   -----   -------   -----
                                    $34,448   100.0   $25,365   100.0   $16,879   100.0
                                    =======   =====   =======   =====   =======   =====

     In fiscal 2001, 2000 and 1999, no one customer, or group of entities known to be under common control, exceeded 10% of SBS' sales.

(15) RELATED PARTY TRANSACTIONS

     Effective March 9, 2001, Grahame E. Rance was appointed to the positions of President and Chief Executive Officer of SBS and member of the Board of Directors. Mr. Rance succeeds Christopher J. Amenson, who remains as Chairman of the Board of Directors of SBS. As part of his compensation package, Mr. Rance received a $1,893,750 interest free loan from SBS, paid in cash on April 4, 2001. Forgiveness of the

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
loan will occur ratably over six annual anniversaries of Mr. Rance's employment with SBS. At June 30, 2001, the balance on the loan was $1,798,608. Additionally, Mr. Rance received a $570,000 interest free loan from SBS. This loan is repayable upon the sale of the home.

(16) CONTINGENCIES

     SBS is subject to various claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS.

(17) SUBSEQUENT EVENT

     SBS announced to its employees on August 14, 2001, headcount reductions and certain facility consolidation actions which were approved by the SBS Board of Directors on July 18, 2001, as part of SBS' fiscal 2002 operating plan. These actions included notification to 58 employees, approximately 11% of SBS' total workforce, that their positions would be eliminated by the end of September 2001, and plans to consolidate the test, packaging and support functions performed at SBS' Newark, California facility to its St. Paul, Minnesota facility. Additionally SBS announced its plans to move the test, packaging, and support functions performed at SBS' Mansfield, Massachusetts facility to its Carlsbad, California facility. Costs associated with these actions that have been incurred or that are accruable as of September 30, 2001 will be included in SBS' operating results in its fiscal 2002 first quarter. Any remaining costs will be expensed in the period incurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is incorporated by reference to the SBS' definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting to be held November 8, 2001.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     The information required by this item, pertaining to information on directors, is incorporated by reference to SBS' Proxy Statement under the section entitled "Proxy Item No. 1-Election of Directors." The information required by this item, pertaining to information on executive officers, is incorporated by reference to SBS' Proxy Statement under the sub-section of Proxy Item No. 1 entitled "Executive Officers Who Are Not Directors."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to SBS' Proxy Statement under the section entitled "Proxy Item No. 1-Election of Directors" and sub-section of Proxy Item No. 1 entitled "Executive Officers Who Are Not Directors."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows

     (b) Financial Statement Schedule

        Independent Auditors' Report on Consolidated Financial Statement
        Schedule
        Schedule II -- Valuation and Qualifying Accounts

     (c) Exhibits. The Exhibits listed on the accompanying Index to Exhibits at the end of this Report are filed as part of, or incorporated by reference into, this Report. Management contracts or compensatory plans or arrangements are indicated in the index by an asterisk (*).

     (d) Reports on Form 8-K during the fourth quarter.

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

                                          SBS TECHNOLOGIES, INC.

                                          By:     /s/ GRAHAME E. RANCE
                                            ------------------------------------
                                                      Grahame E. Rance
                                               President and Chief Executive
                                                           Officer

                                          By:    /s/ JAMES E. DIXON, JR.
                                            ------------------------------------
                                                    James E. Dixon, Jr.
                                                 Vice President, Finance &
                                               Administration, Chief Financial
                                               Officer, Secretary and Treasurer

Date: September 24, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SBS Technologies, Inc.:

     Under date of August 14, 2001, we reported on the consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Albuquerque, New Mexico
August 14, 2001

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   ADDITIONS    ADDITIONS
                                      BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
                                      BEGINNING    COSTS AND      OTHER                          END
DESCRIPTION                            OF YEAR      EXPENSES     ACCOUNTS      DEDUCTIONS      OF YEAR
-----------                           ----------   ----------   ----------     ----------     ----------
YEAR ENDED JUNE 30, 2001:
Allowances deducted from assets
  Accounts receivable...............   $829,033     $454,202     $     --       $303,470(b)    $979,765
YEAR ENDED JUNE 30, 2000:
Allowances deducted from assets
  Accounts receivable...............    763,047      318,721           --        252,735(b)     829,033
YEAR ENDED JUNE 30, 1999:
Allowances deducted from assets
  Accounts receivable...............    250,000      210,522      403,837(a)     101,312(b)     763,047

---------------

NOTES:

(a)  Primarily bad debt reserves assumed through acquisition.

(b) Primarily accounts written off and foreign currency translation adjustments.

                    SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                        FISCAL YEAR ENDED JUNE 30, 2001

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                    DESCRIPTION
  -------                                  -----------
 3.i(19)      --   Restated Articles of Incorporation dated November 10, 2000
 3.ii(20)     --   Restated and amended By-laws dated November 10, 2000
 4.a(19)      --   Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS
                   Technologies, Inc.
 4.b(20)      --   Articles I, II of the Bylaws of SBS Technologies, Inc., as
                   amended
 4.c(21)      --   Form of certificate evidencing Common Stock
 4.1(5)       --   Rights Agreement dated as of September 15, 1997 between SBS
                   Technologies, Inc. and First Security Bank, National
                   Association, as Rights Agent, which includes the form of
                   Right Certificate as Exhibit A and the Summary of Rights to
                   Purchase Common Shares as Exhibit B.2
10.b(3)*      --   Employment agreement between Registrant and Scott A.
                   Alexander, dated October 1, 1993, as amended
10.c(4)*      --   1997 Employee Incentive Stock Option Plan
10.f(1)(4)*   --   1992 Incentive Stock Option Plan
10.h(2)(4)*   --   1993 Incentive Stock Option Plan
10.i(2)(4)*   --   1993 Director and Officer Stock Option Plan
10.v(3)(4)*   --   1996 Employee Stock Purchase Plan, adopted January 21, 1996
10.z*         --   Management Incentive Plan -- Filed herewith electronically
10.ac(6)      --   Office/Warehouse Lease Between Lutheran Brotherhood, (a
                   Minnesota Corporation), and Bit 3 Computer Corporation, a
                   wholly-owned subsidiary of SBS Technologies, Inc., dated
                   September 5, 1997
10.ad(6)      --   Amendment #1 to Lease between Lutheran Brotherhood, a
                   Minnesota Corporation, and Bit 3 Computer Corporation, a
                   wholly owned subsidiary of SBS Technologies, Inc., dated
                   December 23, 1997
10.ah(8)      --   Standard Industrial Lease Between Carlsbad Business Park,
                   LLC, (a California Limited Liability Company), and SBS
                   Technologies, Inc. dated September 10, 1998
10.ai(9)      --   Credit Agreement between SBS Technologies, Inc., as
                   borrower, and Bank of America N.A., formerly Nationsbank,
                   N.A., as lender, dated December 1, 1998
10.al(10)     --   Lease Agreement between Mair GmbH & Co. KG and OR Industrial
                   Computers GmbH, a wholly-owned subsidiary of SBS Holding
                   GmbH, a wholly-owned subsidiary of SBS Technologies, Inc.
10.am(11)*    --   1998 Long-Term Equity Incentive Plan
10.an(12)     --   Partnership Agreement between SBS OR Industrial Computer
                   GmbH & Co. KG and SBS OR Industrial Computers Verwaltungs
                   GmbH, general partner, and SBS Technologies Holding GmbH,
                   limited partner
10.ao(13)     --   Lease Agreement between 8-L Newark 8371, LLC and SBS
                   Technologies, Inc. dated August 14, 1999
10.ap(14)     --   Pooling Agreement between SciTech, Inc., Robert Scidmore and
                   David Scidmore, and SBS Technologies, Inc., and its
                   wholly-owned subsidiary, SBS Technologies, Inc.,
                   Communications Products, dated December 20, 1999

  EXHIBIT
    NO.                                    DESCRIPTION
  -------                                  -----------
10.aq(14)     --   Modification of Credit Agreement, Guaranty Agreements and
                   Related Loan Documents, between SBS Technologies, Inc., and
                   Bank of America, N.A., formerly NationsBank, N.A., dated
                   January 31, 2000
10.ar(14)     --   Amended and Restated Revolving Promissory Note, between SBS
                   Technologies, Inc. and Bank of America, N.A., formerly
                   NationsBank, N.A., dated January 31, 2000
10.as(15)     --   Stock Purchase Agreement dated April 12, 2000 between SBS
                   Technologies, Inc., and SDL Communications, Inc. and the
                   stockholders of SDL Communications, Inc.
10.at(16)     --   Second Modification of Credit Agreement, Guaranty Agreements
                   and Related Loan Documents, between SBS Technologies, Inc., and Bank of America, N.A., and the Subsidiaries of SBS
                   Technologies, Inc. dated March 31, 2000
10.au(16)     --   Second Amended and Restated Revolving Promissory Note,
                   between SBS Technologies, Inc., and Bank of America, N.A., formerly NationsBank, N.A., dated March 31, 2000
10.av(16)     --   Supplement I to Loan Documents, made and executed as of
                   April 14, 2000 by SBS Technologies, Inc., and SDL
                   Communications, Inc.
10.aw(16)     --   Security Agreement, entered into as of March 31, 2000, by
                   SBS Technologies, Inc., and all Subsidiaries of SBS
                   Technologies, Inc., in favor of Bank of America, N.A.,
                   formerly NationsBank, N.A.
10.ax(17)     --   Lease between AFC-5, LLC, a New Mexico limited liability
                   company, and SBS Technologies, Inc., dated May 16, 2000
10.ay(17)     --   Lease between Long Gate, LLC, a Delaware limited liability company, and SDL Communications, Inc., a Massachusetts
                   corporation, dated June 15, 2000
10.ba(22)     --   Lease between Rosa Point II, LLC and SBS Technologies, Inc., dated February 15, 2001
10.bc(22)*    --   Employment agreement between SBS Technologies, Inc. and
                   Christopher J. Amenson, dated December 27, 2000 and addendum to employment agreement between SBS Technologies, Inc. and
                   Christopher J. Amenson, dated April 27, 2001
10.bd(22)     --   Third Modification of Credit Agreement, Promissory Note,
                   Guaranty Agreements and Related Loan Documents, between SBS
                   Technologies, Inc., and Bank of America, N.A., formerly
                   NationsBank, N.A., dated March 31, 2001
10.be(18)*    --   2000 Long-Term Equity Incentive Plan
10.bf*        --   Employment agreement between Registrant and Grahame E.
                   Rance, dated March 9, 2001. Filed herewith electronically
10.bg*        --   Employment agreement between Registrant and James E. Dixon,
                   Jr. dated March 8, 2001. Filed herewith electronically
10.bh*        --   Employment agreement between Registrant and Charles
                   Tompkins, dated January 15, 2001. Filed herewith
                   electronically
10.bi*        --   Employment agreement between Registrant and Bret Farnum,
                   dated August 12, 1998. Filed herewith electronically
10.bj*        --   Employment agreement between Registrant and David Greig,
                   dated October 28, 1997. Filed herewith electronically
10.bk*        --   Employment agreement between Registrant and Clarence
                   Peckham, dated April 21, 1997. Filed herewith electronically
21            --   Subsidiaries of the registrant. Filed herewith
                   electronically
23.1          --   Consent of KPMG LLP. Filed herewith electronically
25            --   Power of attorney. Filed herewith electronically
99.1a(7)      --   Agreement to Serve as Rights Agent. On January 21, 1998,
                   pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS Technologies, Inc. appointed
                   Norwest bank Minnesota N.A. as Successor Rights Agent

---------------

NOTES:

 (1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-18 (No. 33-43256-D), originally filed October 8, 1991, which Registration Statement became effective January 9, 1992.

 (2) Incorporated by reference to Exhibits "A" & "B" of the Registrant's Proxy Statement for its annual meeting held November 10, 1992.

 (3) Incorporated by reference to Exhibits 10.b and 10.v of the Registrant's Annual Reports on Form 10-K for the fiscal year ended June 30, 1996.

 (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 originally filed on March 10, 1997 and Amendment No. 1 filed on April 4, 1997.

 (5) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed September 23, 1997.

 (6) Incorporated by reference to Exhibits 10.ac and 10.ad of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

 (7) Incorporated by reference to Exhibit 99.1a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

 (8) Incorporated by reference to Exhibit 10.ah of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (9) Incorporated by reference to Exhibits 10.ai of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(10) Incorporated by reference to Exhibit 10.al of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(11) Incorporated by reference to Exhibit "B" of the Registrant's Proxy Statement for its annual meeting held November 11, 1997, originally filed October 6, 1997.

(12) Incorporated by reference to Exhibits 10.an of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(13) Incorporated by reference to Exhibit 10.ao of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(14) Incorporated by reference to Exhibits 10.ap, 10.aq, and 10.ar of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(15) Incorporated by reference to Exhibit 10.as of the Registrant's Form 8-K dated April 26, 2000.

(16) Incorporated by reference to Exhibits 10.at, 10.au, 10.av and 10.aw of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(17) Incorporated by reference to Exhibits 10.ax and 10.ay of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(18) Incorporated by reference to Exhibit "A" of the Registrant's Proxy Statement for its annual meeting held November 9, 2000, originally filed October 2, 2000.

(19) Incorporated by reference to Exhibit 3.i of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(20) Incorporated by reference to Exhibit 3.ii of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(21) Incorporated by reference to Exhibit 4.c, of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(22) Incorporated by reference to Exhibits 10.ba, 10.bc and 10.bd of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Note: An asterisk (*) indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.