Form 10-Q
period 2001-09-30
SBS TECHNOLOGIES INC
filed 2001-11-13
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-10981

SBS TECHNOLOGIES, INC.

New Mexico (State or other jurisdiction of incorporation or organization)	85-0359415 (IRS Employer Identification Number)

2400 Louisiana Blvd. NE
AFC Building 5, Suite 600
Albuquerque, New Mexico 87110
(505) 875-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES      X                           NO

        As of November 1, 2001, the Registrant had 14,508,658 shares of its common stock outstanding.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2001

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

	September 30,	June 30,
	2001	2001

Assets
Current assets:
Cash and cash equivalents	$16,650	9,734
Receivables, net	26,023	27,287
Inventories	37,168	40,752
Deferred income taxes	5,091	5,080
Income tax receivable	952	3,417
Prepaid expenses	1,006	1,125
Other current assets	865	802

Total current assets	87,755	88,197

Property and equipment, net	11,686	11,475
Intangible assets, net	43,922	45,107
Other assets	2,327	2,393

Total assets	$145,690	147,172

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	2,500
Accounts payable	3,554	3,771
Accrued representative commissions	534	821
Accrued compensation	3,024	4,071
Other current liabilities	2,387	1,753

Total current liabilities	9,499	12,916

Deferred income taxes	804	461

Total liabilities	10,303	13,377

Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized, 14,498,168 issued and outstanding at September 30, 2001, 14,522,080 issued and outstanding at June 30, 2001	85,199	85,476
Unearned compensation	(457)	(478)
Accumulated other comprehensive loss	(4,783)	(5,983)
Retained earnings	55,428	54,780

Total stockholders’ equity	135,387	133,795

Total liabilities and stockholders’ equity	$145,690	147,172

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

	Three Months Ended September 30,

	2001	2000

Sales	$31,799	43,679
Cost of sales	15,878	22,234

Gross profit	15,921	21,445
Selling, general and administrative expense	8,915	7,934
Research and development expense	4,274	4,964
Restructuring charge	185	—
Amortization of intangible assets	1,928	1,974

Operating income	619	6,573

Interest and other income (expense), net	436	(353)
Foreign exchange gains (losses)	49	(82)

	485	(435)

Income before income taxes	1,104	6,138
Income taxes	456	1,813

Net income	$648	4,325

Net income per common share	$0.04	0.32

Net income per common share – assuming dilution	$0.04	0.29

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Thousands (except share amounts)
(Unaudited)

	Common			Accumulated		Total
	stock			other		stock-
			Unearned	comprehensive	Retained	holders'
	Shares	Amount	compensation	loss	earnings	equity

Balance at June 30, 2001	14,522,080	$85,476	$(478)	$(5,983)	$54,780	$133,795
Exercise of stock options and warrants	18,588	199	—	—	—	199
Stock repurchased and retired	(42,500)	(488)	—	—	—	(488)
Stock-based compensation	—	7	21	—	—	28
Income tax benefit from stock options exercised	—	5	—	—	—	5
Net income	—	—	—	—	648	648
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	1,200	—	1,200

Balance at September 30, 2001	14,498,168	$85,199	$(457)	$(4,783)	$55,428	$135,387

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Thousands (except share amounts)
(Unaudited)

	Three months ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$648	4,325

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	824	554
Amortization of intangible assets	1,928	1,974
Bad debt expense	80	331
Deferred income taxes	374	(1,084)
Income tax benefit of stock options exercised	5	2,692
Loss on disposition of assets	7	9
Foreign exchange (gains) losses	(49)	82
Stock-based compensation	28	7
Changes in assets and liabilities:
Receivables	1,337	(5,264)
Inventories	3,906	(10,069)
Prepaids and other assets	124	287
Accounts payable	(153)	4,631
Accrued representative commissions	(296)	(68)
Accrued compensation	(1,084)	(1,021)
Income taxes	2,424	361
Other current liabilities	557	908

Net cash provided (used) by operating activities	10,660	(1,345)

Cash flows from investing activities:
Acquisition of property and equipment	(1,013)	(786)

Net cash used by investing activities	(1,013)	(786)

Cash flows from financing activities:
Payments on notes payable	(2,500)	—
Repurchase and retirement of common stock	(488)	—
Proceeds from exercise of stock options and warrants	199	4,718

Net cash (used) provided by financing activities	(2,789)	4,718

Effect of exchange rate changes on cash	58	(5)

Net change in cash and cash equivalents	6,916	2,582
Cash and cash equivalents at beginning of period	9,734	3,595

Cash and cash equivalents at end of period	$16,650	6,177

Supplemental disclosure of cash flow information:
Interest paid	$15	695

Income taxes received, net	$(2,315)	(167)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

1)	Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.’s (“SBS”) Annual Report on Form 10-K for the year ended June 30, 2001 have been adhered to in preparing the accompanying interim condensed consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year.

2)	Receivables, net

        Receivables, net consist of the following:

	September 30,	June 30,
Thousands	2001	2001

Accounts receivable	27,106	28,267
Less allowance for doubtful accounts	(1,083)	(980)

	26,023	27,287

3)	Inventories

        Inventories consist of the following:

	September 30,	June 30,
Thousands	2001	2001

Raw materials	23,998	22,743
Work in process	5,881	6,873
Finished goods	5,559	9,892
Inventory consigned to others	1,730	1,244

	37,168	40,752

4)	Earnings Per Share

Net income per common share is based on weighted average shares outstanding. Net income per common share – assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2001 (Continued)
(Unaudited)

A reconciliation of the numerator and denominator of the per share and per share – assuming dilution calculation follows:

	Three months ended
Thousands except per share amounts	September 30,

	2001	2000

Net Income Per Common Share
Net income	$648	4,325

Weighted-average common shares outstanding used in earnings per share computations	14,532	13,405

Net income per common share	$0.04	0.32

Net Income Per Common Share – Assuming Dilution
Net income	$648	4,325

Weighted-average common shares outstanding used in earnings per share computations	14,861	14,793

Net income per common share – assuming dilution	$0.04	0.29

Shares Used in Net Income per Share Computations
Average outstanding common shares	14,532	13,405
Incremental shares from assumed conversions – dilutive potential common shares	329	1,388

Shares used in net income per common share – assuming dilution computations	14,861	14,793

For the three months ended September 30, 2001 and 2000, options to purchase 1,817,082 and 34,784 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share – assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

5)	Comprehensive Income

Comprehensive income for the three months ended September 30, 2001 and 2000 was $1.8 million and $2.9 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

6)	Segment Financial Data

In July 2001, SBS’ segment structure was redefined in conjunction with management’s realignment of operations and market development efforts. SBS operates through four operating segments: the Communications Group, the Commercial Group, the Government Group and the Systems Group. The Communications Group consists of SBS Technologies, Inc., Communications Products and SDL Communications Inc. The Commercial Group consists of SBS Technologies, Inc., Connectivity Products

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2001 (Continued)
(Unaudited)

and SBS Technologies, Inc., Modular I/O. The Government Group consists of SBS’ avionics and telemetry division, SBS Technologies, Inc., Embedded Computers, and SBS’ German operations. SBS Technologies, Inc., Industrial Computers is included in the Systems Group. These segments are based primarily on the markets and customers that are served and have managers who report directly to the chief operating decision-maker. Reportable segments for all periods presented have been restated to conform to the new segment reporting structure.

SBS measures its segments’ results of operations based on income before income taxes and before allocation of corporate overhead expenses, amortization of goodwill and intangibles from acquisitions, corporate interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. Beginning July 1, 2001, for consistency with prior periods, certain corporate sales and marketing costs have been allocated among segments. These allocations were pro-rata based on sales for each SBS subsidiary receiving benefit. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

						Corporate
		Communications	Commercial	Government	Systems	and un-
Thousands		Group	Group	Group	Group	allocated (1)	Total

Three months ended
September 30,
Gross Sales	2001	7,256	8,628	13,495	3,390	—	32,769
Inter-segment sales		(102)	(238)	(509)	(121)	—	(970)

Sales to external customers		7,154	8,390	12,986	3,269	—	31,799
Gross Sales	2000	19,316	10,606	11,704	3,407	—	45,033
Inter-segment sales		(186)	(177)	(494)	(497)	—	(1,354)

Sales to external customers		19,130	10,429	11,210	2,910	—	43,679
Segment profit (loss)	2001	973	1,476	3,483	(139)	(4,689)	1,104
(Income before taxes)	2000	5,496	2,514	2,233	(40)	(4,065)	6,138
As of September 30,
Total Assets	2001	28,169	14,030	25,197	7,289	71,005	145,690
	2000	35,190	16,198	23,081	7,842	65,036	147,347

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead, substantially all interest expense, interest income, and amortization of goodwill and intangibles from acquisitions. Corporate assets primarily include cash and cash equivalents, related party notes receivable, deferred and current income tax assets and intangible assets.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2001(Continued)
(Unaudited)

7)	Related Party Transactions

Effective March 9, 2001, Grahame E. Rance was appointed to the positions of President and Chief Executive Officer of SBS and member of the Board of Directors. Mr. Rance succeeded Christopher J. Amenson, who remained as Chairman of the Board of Directors of SBS until November 8, 2001, at which time Mr. Rance was appointed as Chairman. As part of his compensation package, Mr. Rance received a $1,893,750 interest free loan from SBS, paid in cash on April 4, 2001. Forgiveness of the loan will occur ratably over six annual anniversaries of Mr. Rance’s employment with SBS. At September 30, 2001, the balance on the loan was $1,732,407. Additionally, Mr. Rance received a $570,000 interest free loan from SBS which is repayable upon the sale of his former home.

8)	Restructuring Charge

SBS announced to its employees on August 14, 2001, workforce reductions and certain facility consolidation actions, which were approved by the SBS Board of Directors on July 18, 2001 as part of SBS’ 2002 operating plan. These actions included notification to 58 employees, approximately 11% of SBS’ total workforce, that their positions would be eliminated by the end of September 2001, and plans to consolidate the test, packaging and support functions performed at SBS’ Newark, California and Mansfield, Massachusetts facilities to its St. Paul, Minnesota and Carlsbad, California facilities, respectively. Accordingly, this quarter, SBS recorded approximately $185,000 in restructuring costs that are non-recurring or infrequent in occurrence. This charge represents severance and other employee related costs. As of September 30, 2001, cash payments of approximately $106,000 have been made; the remaining $79,000 will be paid out over the next two quarters. SBS anticipates that substantially all of the restructuring will be completed in the year ending June 30, 2002.

9)	Subsequent Event

On October 10, 2001, SBS executed a letter of intent to acquire Interactive Circuits and Systems Ltd. (“ICS”), an Ontario, Canada-based provider of advanced board and system level products for data acquisition, signal and image processing, advanced Software Defined Radio (“SDR”) and wireless applications. Closing of the transaction is contingent upon the negotiation and execution of the purchase agreement, covenants not to complete, confidentiality agreements, employment agreements, completion of satisfactory due diligence, and approval, as necessary, by any applicable Canadian and/or U.S. regulatory authorities. SBS expects to fund the acquisition through bank financing.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
September 30, 2001

The following discussion and analysis should be read in conjunction with the SBS’ Financial Statements and Notes thereto. Information discussed herein, other than statements of historical fact, that addresses future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS’ operations, markets, products, services, prices, and other risk factors listed in the Company’s Form 10-K for the year ended June 30, 2001. These forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those expressed or implied by these forward-looking statements.

Results of Operations

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

Sales.   For the three-month period ended September 30, 2001, sales decreased 27.2%, or $11.9 million, from $43.7 million for the three-month period ended September 30, 2000, to $31.8 million. Unit shipments increased within the Systems Group and among all product lines within the Government Group segment. Unit shipments declined within the Communications Group due to the depressed conditions within the telecommunications market that affected the Group’s customers. Current unfavorable economic and market conditions combined with several project delays resulted in a decline of unit shipments within the Commercial Group. SBS expects that second quarter sales within the Communications and Commercial Group will be consistent with the quarter ended September 30, 2001. Actual results may vary.

Gross Profit.   For the three-month period ended September 30, 2001, gross profit decreased 25.8%, or $5.5 million, from $21.4 million for the three-month period ended September 30, 2000, to $15.9 million. For the three-month period ended September 30, 2001, gross profit as a percentage of sales increased to 50.1% from 49.1% for the three-month period ended September 30, 2000, primarily resulting from a change in sales mix within the Communications Group to lower volume higher margin products. Based on management’s expectations of sales projections for the second quarter of fiscal 2002, gross profit as a percentage of sales is expected to be consistent with the quarter ended September 30, 2001. Actual results may vary.

Selling, General and Administrative Expense.   For the three-month period ended September 30, 2001, selling, general and administrative (SG&A) expense increased 12.4%, or $981,000 from $7.9 million for the three-month period ended September 30, 2000, to $8.9 million. This increase is primarily due to the strengthening of SBS’ sales and marketing efforts associated with the realignment of its business, combined with the addition of a corporate business development department, relocation expenses for recently hired corporate employees, and depreciation and consulting expenses associated with the implementation of SBS’ customer relationship management system. This increase, combined with the decrease in sales, resulted in an increase in SG&A expense as a percentage of sales to 28.0% in the three month period ended September 30, 2001 from 18.2% in the three-month period ended September 30, 2000.

Research and Development Expense.   For the three-month period ended September 30, 2001, research and development (R&D) expense decreased 13.9%, or $690,000 from $5.0 million for the three-month period ended September 30, 2000, to $4.3 million. This decrease is primarily due to the Government’s Group’s reduction in material and consulting costs associated with development programs that were completed in fiscal 2001. For the three-month period ended September 30, 2001, R&D expense as a percentage of sales increased to 13.4% from 11.4% in the three-month period ended September 30, 2000, primarily due to the decrease in sales volume.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
September 30, 2001
(Continued)

Interest and Other Income (Expense), Net.   For the three-month period ended September 30, 2001, net interest and other income of $436,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash. For the three-month period ended September 30, 2000, net interest expense of $353,000 consisted primarily of interest expense associated with borrowings used to fund the acquisition of SDL.

Foreign Exchange Gains (Losses).   For the three-month periods ended September 30, 2001 and 2000, foreign exchange gains (losses) were primarily attributable to the change in exchange rates relating to interest payable on debt from SBS’ foreign subsidiary.

Income Taxes.   For the three-month period ended September 30, 2001, income taxes represented an effective rate of 41.3%, primarily due to a higher percentage of foreign source pre-tax income. For the period ended September 30, 2000, the effective tax rate, excluding the retroactive tax adjustment resulting from a favorable ruling by the German tax authorities, would have been approximately 36.0%.

Earnings Per Share.   For the three-month period ended September 30, 2001, net income per common share was $0.04 compared to $0.32 for the three-month period ended September 30, 2000. For the three-month period ended September 30, 2001, net income per common share-assuming dilution was $0.04 compared to $0.29 for the three-month period ended September 30, 2000.

Review of Business Segments

SBS is managed and operates through four operating segments: the Communications Group, the Commercial Group, the Government Group, and the Systems Group.

The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments corporate overhead, substantially all of the amortization expense associated with acquisitions, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities and acquired in-process research and development charges. This measure of segment profit described above is referred to in this review as “Segment Profit.”

Communications Group

For the three-month period ended September 30, 2001, Communications Group sales to external customers decreased 62.6%, or $11.9 million, from $19.1 million for the three-month period ended September 30, 2000 to $7.2 million. This decrease is primarily due to the slowdown of several of the Group’s telecommunications infrastructure customers. SBS expects that second quarter sales will be consistent with the quarter ended September 30, 2001. Actual results may vary.

For the three-month period ended September 30, 2001, Communications Group Segment Profit decreased 82.3%, or $4.5 million, from $5.5 million for the three-month period ended September 30, 2000, to $1.0 million. This decrease was due to depressed conditions within the telecommunications market, affecting the Group’s customers. For the same reason, Segment Profit as a percentage of sales decreased from 28.7% for the three-month period ended September 30, 2000 to 13.6% for the three-month period ended September 30, 2001.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
September 30, 2001
(Continued)

Commercial Group

For the three-month period ended September 30, 2001, Commercial Group sales to external customers decreased 19.6%, or $2.0 million from $10.4 million for the three-month period ended September 30, 2000 to $8.4 million. Sales of the Group’s general purpose I/O products and computer connectivity and expansion unit products decreased 28.0%, and 10.0%, respectively, primarily as a result of current unfavorable economic and market conditions and several delayed projects. SBS expects that second quarter sales will be consistent with the quarter ended September 30, 2001. Actual results may vary.

For the three-month period ended September 30, 2001, Commercial Group Segment Profit decreased 41.3%, or $1.0 million, from $2.5 million for the three-month period ended September 30, 2000 to $1.5 million. This decrease was primarily due to the decrease in sales among the Group’s product lines. For the same reason, Segment Profit as a percentage of sales decreased from 24.1% for the three-month period ended September 30, 2000 to 17.6% for the three-month period ended September 30, 2001.

Government Group

For the three-month period ended September 30, 2001, Government Group sales to external customers increased 15.8%, or $1.8 million, from $11.2 million for the three-month period ended September 30, 2000 to $13.0 million. Sales of the Group’s avionics and telemetry products increased 6.7%, primarily due to the release of the conduction-cooled PMC design. Sales of the Group’s computer processor products increased 26.8%, primarily due to the focus on high volume production business.

For the three-month period ended September 30, 2001, Government Group Segment Profit increased 56.0%, or $1.3 million from $2.2 million for the three-month period ended September 30, 2000 to $3.5 million. This increase was primarily due to the gross profit contribution from the increase in sales and the reduction in R&D material and consulting costs associated with avionics and telemetry development programs that were completed during fiscal 2001. Segment Profit as a percentage of sales increased from 19.9% for the three-month period ended September 30, 2000 to 26.8% for the three-month period ended September 30, 2001, primarily resulting from the reduced R&D costs.

Systems Group

For the three-month period ended September 30, 2001, Systems Group sales to external customers increased 12.3%, or $359,000, from $2.9 million for the three-month period ended September 30, 2000 to $3.3 million. This increase was primarily due to an increase in sales to semiconductor manufacturers.

For the three-month period ended September 30, 2001, Systems Group segment loss increased from $40,000 for the three-month period ended September 30, 2000 to $139,000, primarily due to increased expenses associated with the strengthening of SBS’ sales and marketing efforts.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
September 30, 2001
 (Continued)

Liquidity and Capital Resources

SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $16.6 million at September 30, 2001, an increase of $6.9 million from June 30, 2001. This increase was the result of $10.7 million of cash flow from operations, partially offset by $1.0 million of expenditures for capital equipment, $2.5 million of payments on SBS’ line of credit, and $0.5 million paid to repurchase shares of SBS’ common stock pursuant to a repurchase plan adopted by the Board of Directors on September 14, 2001 and implemented from September 20 to September 26, 2001. During the three-month period ended September 30, 2001, inventory and accounts receivable declined, consistent with the decline in sales. Liabilities were in line with the current level of business.

As of September 30, 2001, there were no borrowings drawn on SBS’ $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A. and SBS was in compliance with all of the covenants of the Agreement. Management is currently negotiating an amendment to the Agreement, to reduce the revolving credit facility to $20.0 million and obtain a three year term loan. The revolving credit facility will terminate on December 31, 2002. The term loan will be used to finance the acquisition of ICS (See “Subsequent Event”) and will terminate on December 31, 2004.

Management believes that its financial resources, including its internally generated funds and debt capacity, will be sufficient to finance SBS’ current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the three-month period ended September 30, 2001, there was no significant impact from inflation.

New Accounting Standards

In October, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is permitted. SBS does not expect the adoption of SFAS 144 to have a material impact on its financial statements or results of operations.

In June, 2001, the FASB issued SFAS 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, SBS will recognize a gain or loss on settlement. SBS is required to adopt the provisions of SFAS 143 for the quarter ending September 30, 2002. SBS does not expect the adoption of SFAS 143 to have a material impact on its financial statements or results of operations.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
September 30, 2001
(Continued)

In July 2001, the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS 144, which supersedes SFAS 121.

SBS is required to adopt the provisions of SFAS 141 on July 1, 2002. Before the adoption of SFAS 142, goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements.

SFAS 141 will require, upon adoption of SFAS 142, that SBS evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of SFAS 142, SBS will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, SBS will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS 142’s transitional goodwill impairment evaluation, SBS will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, SBS must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. SBS will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and SBS must perform the second step of the transitional impairment test. In the second step, SBS must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in SBS’ statement of earnings.

Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these standards on SBS’ financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information on this risk that was provided in the SBS’ Form 10-K for the year ended June 30, 2001.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Consolidated
Financial Condition and Results of Operations
September 30, 2001
(Continued)

Business Outlook

Consistent with SBS’ press release dated October 16, 2001, management expects little change in SBS’ second quarter financial results as compared to the first quarter of fiscal 2002. Management expects second quarter sales to be between $30.0 million and $33.0 million and net income per common share – assuming dilution to be break even to slightly profitable. Actual results may vary.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings – None
Item 2.	Changes in Securities – None
Item 3.	Defaults by the Company upon its Senior Securities – None
Item 4.	Submission of Matters to a Vote of Security Holders – None
Item 5.	Other Information – None
Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i	(1)		Restated Articles of Incorporation
03.ii	(1)		Restated and Amended Bylaws
04.a	(1)		Article VI of the Restated Articles of Incorporation, as included in the Restated
04.b	(1)		Articles of Incorporation of SBS Technologies, Inc. Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.
04.c	(1)		Form of certificate evidencing Common Stock
04.1	(1)		Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank, National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2
10.bl	(1)	(*)	Employment agreement between SBS Technologies, Inc. and Dan Moore, dated April 6, 2001
10.bm	(1)	(*)	Employment agreement between SBS Technologies, Inc. and Penny St. Clair Holmes, dated April 23, 2001

(b)	Reports on Form 8-K – None

(1)	See Exhibit Index
(*)	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date: November 13, 2001	/s/ Grahame E. Rance
Chief Executive Officer and President

Date: November 13, 2001	/s/ James E. Dixon, Jr.
Vice President, Finance and Administration; Chief Financial Officer, Secretary and Treasurer

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description	Method of Filing

03.i	(1)	Restated Articles of Incorporation	—
03.ii	(2)	Restated and Amended Bylaws	—
04.a	(3)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.	—
04.b	(4)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	—
04.c	(5)	Form of certificate evidencing Common stock	—
04.1	(6)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank, National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2	—
10.bl		Employment agreement between SBS Technologies, Inc. and Dan Moore, dated April 6, 2001	filed electronically herewith
10.bm		Employment agreement between SBS Technologies, Inc. and Penny St. Clair-Holmes, dated April 23, 2001	filed electronically herewith

(1)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(4)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to Exhibit 4.c, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 1997.