Form 10-Q
period 2001-12-31
SBS TECHNOLOGIES INC
filed 2002-02-14
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-10981

SBS TECHNOLOGIES, INC.

New Mexico (State or other jurisdiction of incorporation or organization)	85-0359415 (IRS Employer Identification Number)

2400 Louisiana Blvd. NE
AFC Building 5, Suite 600
Albuquerque, New Mexico 87110
(505) 875-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES      X      NO

As of January 31, 2002, the Registrant had 14,581,437 shares of its common stock outstanding.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended December 31, 2001

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

	December 31,	June 30,
	2001	2001

Assets
Current assets:
Cash and cash equivalents	$25,745	9,734
Receivables, net	19,822	27,287
Inventories	22,883	40,752
Deferred income taxes	10,850	5,080
Income tax receivable	1,138	3,417
Prepaid expenses	951	1,125
Other current assets	250	802

Total current assets	81,639	88,197

Property and equipment, net	11,942	11,475
Intangible assets, net	39,035	45,107
Deferred income taxes	353	—
Other assets	1,934	2,393

Total assets	$134,903	147,172

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	2,500
Accounts payable	3,399	3,771
Accrued representative commissions	591	821
Accrued compensation	3,655	4,071
Other current liabilities	2,996	1,753

Total current liabilities	10,641	12,916

Deferred income taxes	—	461

Total liabilities	10,641	13,377

Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized, 14,552,793 issued and outstanding at December 31, 2001, 14,522,080 issued and outstanding at June 30, 2001	85,913	85,476
Unearned compensation	(436)	(478)
Accumulated other comprehensive loss	(5,258)	(5,983)
Retained earnings	44,043	54,780

Total stockholders’ equity	124,262	133,795

Total liabilities and stockholders’ equity	$134,903	147,172

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

	Six Months Ended December 31		Three Months Ended December 31

	2001	2000	2001	2000

Sales	$60,781	92,795	28,982	49,116
Cost of sales	43,575	48,309	27,697	26,075

Gross profit	17,206	44,486	1,285	23,041
Selling, general and administrative expense	18,684	16,040	9,769	8,107
Research and development expense	8,776	9,927	4,502	4,964
Restructuring charge	322	—	137	—
Impairment of intangible assets	2,682	—	2,682	—
Amortization of intangible assets	3,853	3,897	1,925	1,923

Operating income (loss)	(17,111)	14,622	(17,730)	8,047

Interest and other income (expense), net	277	(544)	(159)	(190)
Foreign exchange gains (losses)	25	(63)	(24)	19

	302	(607)	(183)	(171)

Income (loss) before income taxes	(16,809)	14,015	(17,913)	7,876
Income tax expense (benefit)	(6,072)	4,740	(6,528)	2,927

Net income (loss)	$(10,737)	9,275	(11,385)	4,949

Net income (loss) per common share	$(0.74)	0.68	(0.78)	0.36

Net income (loss) per common share - assuming dilution	$(0.74)	0.61	(0.78)	0.32

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Thousands (except share amounts)
(Unaudited)

	Common			Accumulated		Total
	stock			other		stock-
			Unearned	comprehensive	Retained	holders'
	Shares	Amount	compensation	loss	earnings	equity

Balance at June 30, 2001	14,522,080	$85,476	$(478)	$(5,983)	$54,780	$133,795
Exercise of stock options and warrants	73,213	828	—	—	—	828
Stock repurchased and retired	(42,500)	(488)	—	—	—	(488)
Stock-based compensation	—	14	42	—	—	56
Income tax benefit from stock options exercised	—	83	—	—	—	83
Net loss	—	—	—	—	(10,737)	(10,737)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	725	—	725

Balance at December 31, 2001	14,552,793	$85,913	$(436)	$(5,258)	$44,043	$124,262

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

	Six months ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(10,737)	9,275

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,776	1,143
Amortization of intangible assets	3,853	3,897
Impairment of intangible assets	2,682	—
Bad debt expense	297	467
Deferred income taxes	(6,562)	(2,020)
Income tax benefit of stock options exercised	83	4,168
Loss on disposition of assets	7	14
Foreign exchange (gains) losses	(25)	63
Stock-based compensation	56	14
Changes in assets and liabilities:
Receivables	7,330	(3,092)
Inventories	18,057	(14,965)
Prepaids and other assets	1,188	(154)
Accounts payable	(420)	4,350
Accrued representative commissions	(239)	171
Accrued compensation	(440)	275
Income taxes	2,260	(140)
Other current liabilities	1,200	(20)

Net cash provided by operating activities	20,366	3,446

Cash flows from investing activities:
Acquisition of property and equipment	(2,231)	(2,165)
Other	—	396

Net cash used by investing activities	(2,231)	(1,769)

Cash flows from financing activities:
Payments on notes payable	(2,500)	(8,500)
Repurchase and retirement of common stock	(488)	—
Proceeds from exercise of stock options and warrants	828	6,811

Net cash used by financing activities	(2,160)	(1,689)

Effect of exchange rate changes on cash	36	55

Net change in cash and cash equivalents	16,011	43
Cash and cash equivalents at beginning of period	9,734	3,595

Cash and cash equivalents at end of period	$25,745	3,638

Supplemental disclosure of cash flow information:
Interest paid	$15	1,047

Income taxes (received) paid, net	$(1,868)	2,782

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2001
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

2)	Receivables, net

Receivables, net consist of the following:

	December 31,	June 30,
Thousands	2001	2001

Accounts receivable	21,013	28,267
Less allowance for doubtful accounts	(1,191)	(980)

	19,822	27,287

3)	Inventories

Inventories consist of the following:

	December 31,	June 30,
Thousands	2001	2001

Raw materials	12,869	22,743
Work in process	5,269	6,873
Finished goods	4,184	9,892
Inventory consigned to others	561	1,244

	22,883	40,752

4)	Intangible Assets

On December 26, 2001, the SBS Board of Directors approved SBS’ plan to exit its legacy PCI Chassis product line. This product line was associated with SBS’ acquisition of SBS Technologies, Inc. Industrial Computers (formerly Micro Alliance) in November, 1997. In conjunction with the acquisition, SBS recorded approximately $4.5 million of goodwill, of which $2.7 million was unamortized at December 26, 2001. Based on SBS’ decision to exit the PCI Chassis product line, the remaining unamortized goodwill was determined to be impaired and was written off as the fair value of projected future cash flows was zero.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

5)	Earnings Per Share

Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share — assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

A reconciliation of the numerator and denominator of the per share and per share — assuming dilution calculations follow:

	Six months ended		Three months ended
Thousands except per share amounts	December 31,		December 31,

	2001	2000	2001	2000

Net Income (Loss) Per Common Share
Net income (loss)	$(10,737)	9,275	$(11,385)	4,949

Weighted-average common shares outstanding used in earnings per share computations	14,526	13,632	14,523	13,823

Net income (loss) per common share	$(0.74)	0.68	$(0.78)	0.36

Net Income (Loss) Per Common Share — Assuming Dilution
Net income (loss)	$(10,737)	9,275	$(11,385)	4,949

Weighted-average common shares outstanding used in earnings per share computations	14,526	15,088	14,523	15,346

Net income (loss) per common share — assuming dilution	$(0.74)	0.61	$(0.78)	0.32

Shares Used in per Share Computations
Average outstanding common shares	14,526	13,632	14,523	13,823
Incremental shares from assumed conversions — potential common shares	—	1,456	—	1,523

Shares used in net income (loss) per common share — assuming dilution computations	14,526	15,088	14,523	15,346

Due to the reported net loss for the six and three months ended December 31, 2001, 301,783 and 274,989 potential common shares, respectively, were not included in the computation of net loss per common share — assuming dilution because the effect would be anti-dilutive. For the six and three months ended December 31, 2000, options to purchase 19,111 and 17,029 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share — assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2001 (Continued)
(Unaudited)

6)	Comprehensive Income (Loss)

Comprehensive loss for the six and three months ended December 31, 2001 was ($10.0) million and ($8.2) million, respectively. Comprehensive income for the six and three months ended December 31, 2000 was $9.1 million and $6.2 million, respectively. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

7)	Segment Financial Data

In July 2001, SBS’ segment structure was redefined in conjunction with management’s realignment of operations and market development efforts. SBS operates through three operating segments: the Communications Group, the Commercial Group, and the Government Group. The Communications Group consists of SBS Technologies, Inc., Communications Products and SDL Communications Inc. The Commercial Group consists of SBS Technologies, Inc., Connectivity Products and SBS Technologies, Inc., Modular I/O. The Government Group consists of SBS’ avionics and telemetry division, SBS Technologies, Inc., Embedded Computers, and SBS’ German operations. These segments are based primarily on the markets and customers that are served and have managers who report directly to the chief operating decision-maker. SBS Technologies, Inc., Industrial Computers (“Industrial Computers”) focuses on SBS’ system sales, a portion of which is included in each Group’s sales, a result of SBS’ decision in the quarter ended December 31, 2001 to report its system business by end market, to better address customer focus. For the quarter ended September 30, 2001, SBS’ systems business was reported as a separate segment. Reportable segments for all periods presented have been restated to conform to the current segment reporting structure.

SBS measures its segments’ results of operations based on income before income taxes and before allocation of corporate overhead expenses, other than sales and marketing costs, amortization and impairment of goodwill and intangibles from acquisitions, corporate interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. Beginning July 1, 2001, for consistency with prior periods, corporate sales and marketing costs have been allocated among segments. These allocations were pro-rata based on sales for each SBS subsidiary receiving benefit. Industrial Computer’s operating assets and operating costs have also been allocated in a similar manner, including the write-down of certain inventory associated with the decision to exit the legacy PCI chassis product line. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2001 (Continued)
(Unaudited)

					Corporate
		Communications	Commercial	Government	and un-
Thousands		Group	Group	Group	allocated (1)	Total

Six months ended December 31,
Gross Sales	2001	15,134	20,729	25,485	—	61,348
Inter-segment sales		(107)	(339)	(121)	—	(567)

Sales to external customers		15,027	20,390	25,364	—	60,781

Gross Sales	2000	44,405	26,343	23,641	—	94,389
Inter-segment sales		(579)	(632)	(383)	—	(1,594)

Sales to external customers		43,826	25,711	23,258	—	92,795

Segment profit (loss)	2001	(6,230)	(2,925)	5,008	(12,662)	(16,809)
(Income before taxes)	2000	12,252	4,740	4,925	(7,902)	14,015
Three months ended December 31,
Gross Sales	2001	7,379	9,608	12,377	—	29,364
Inter-segment sales		(39)	(247)	(96)	—	(382)

Sales to external customers		7,340	9,361	12,281	—	28,982

Gross Sales	2000	24,078	13,923	12,121	—	50,122
Inter-segment sales		(393)	(516)	(97)	—	(1,006)

Sales to external customers		23,685	13,407	12,024	—	49,116

Segment profit (loss)	2001	(7,161)	(4,285)	1,506	(7,973)	(17,913)
(Income before taxes)	2000	6,716	2,303	2,694	(3,837)	7,876
As of December 31,
Total Assets	2001	16,777	14,665	21,003	82,458	134,903
	2000	37,858	23,175	24,000	63,573	148,606

(1) The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses, other than corporate sales and marketing costs, substantially all interest expense, interest income, and amortization and impairment of intangible assets from acquisitions. Corporate assets primarily include cash and cash equivalents, related party notes receivable, deferred and current income tax assets, corporate property and equipment, and intangible assets.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2001 (Continued)
(Unaudited)

8)	Related Party Transactions

Effective March 9, 2001, Grahame E. Rance was appointed to the positions of President and Chief Executive Officer of SBS and member of the Board of Directors. Mr. Rance succeeded Christopher J. Amenson, who remained as Chairman of the Board of Directors of SBS until November 8, 2001, at which time Mr. Rance was appointed as Chairman. As part of his compensation package, Mr. Rance received a $1,893,750 interest free loan from SBS, paid in cash on April 4, 2001. Forgiveness of the loan will occur ratably over six annual anniversaries of Mr. Rance’s employment with SBS. At December 31, 2001, the balance on the loan was $1,665,124. Additionally, Mr. Rance received a $570,000 interest free loan from SBS that was repaid upon the sale of his former home during the quarter ended December 31, 2001.

9)	Restructuring Charges

On December 26, 2001, as a result of continued unfavorable economic and market conditions, the decision to exit the legacy PCI Chassis product line, and continued manufacturing consolidation efforts, the SBS Board of Directors approved a restructuring plan. The restructuring plan allows for a 10% workforce reduction, to be completed through March 31, 2002. In December, 13 employees were notified that their jobs would be eliminated as part of this restructuring plan, and as a result, during the quarter ended December 31, 2001, SBS recorded approximately $150,000 in restructuring costs, consisting primarily of severance and employee related costs. As of December 31, 2001, cash payments of approximately $6,000 had been made; the remaining $144,000 will be paid through the quarter ending September 30, 2002.

With respect to the restructuring plan approved on July 18, 2001, cash payments of approximately $58,000 were made during the quarter ended December 31, 2001; total cash payments of $164,000 were made through December 31, 2001; $14,000 of the original restructuring charge was reversed during the quarter ended December 31, 2001 as a result of the decision not to terminate an originally notified employee; the remaining $7,000 will be paid during the next quarter.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001

The following discussion and analysis should be read in conjunction with SBS’ Financial Statements and Notes thereto. Information discussed herein, other than statements of historical fact, that addresses future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-Q are also subject to a number of risks, uncertainties, and other factors which could cause the actual results to differ materially from those contained in the forward-looking statements. These include but are not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS’ operations, markets, products, services, prices, a high degree of uncertainty and rapid change in the markets addressed by SBS’ products, customer demand for SBS’ products, and other risk factors listed in the Company’s Form 10-K for the year ended June 30, 2001. These forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those expressed or implied by these forward-looking statements.

Results of Operations

Six Months Ended December 31, 2001 Compared To Six Months Ended December 31, 2000

Sales. For the six-month period ended December 31, 2001, sales decreased 34.5%, or $32.0 million, from $92.8 million for the six-month period ended December 31, 2000, to $60.8 million. Unit shipments increased among all product lines within the Government Group segment. Unit shipments declined within the Communications Group, primarily due to depressed market and economic conditions and delays of shipments by several of the Group’s telecommunications infrastructure customers. Current unfavorable economic and market conditions combined with delays from several customers resulted in a decline of unit shipments within the Commercial Group. SBS expects that consolidated sales for the quarter ending March 31, 2002 will be consistent with the quarter ended December 31, 2001. Actual results may vary.

Gross Profit. For the six-month period ended December 31, 2001, gross profit decreased 61.3%, or $27.3 million, from $44.5 million for the six-month period ended December 31, 2000, to $17.2 million. This decrease was primarily due to $185,000 of expenditures associated with the SBS’ manufacturing consolidation and cost reduction efforts and a $12.4 million inventory write-down. The write-down consisted of inventory associated with programs that are not anticipated to come back to their previous forecasts, inventory associated with SBS’ decision to exit its legacy PCI chassis product line, and inventory associated with SBS products that will no longer be marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS’ manufacturing operations contributed to the inventory write-down. The consolidation efforts include a reduction in the number of material handling employees and inventory specialists, a reduction in the amount of floor space for the storage of inventory, and the adoption of a purchasing methodology based on projected component part demand to achieve manufacturing and material handling efficiencies. This new methodology calculates the maximum level of inventory to be maintained by comparing historical usage over a fixed period of time to forecasted future demand. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. Excluding the $12.6 million of charges noted above, for the six-month period ended December 31, 2001, gross profit as a percentage of sales would have been 49.0%, compared to 47.9% for the six-month period ended December 31, 2000. This favorable gross margin resulted primarily from the change in sales mix to higher margin products in the six-month period ended December 31, 2001. Based on management’s expectations of sales projections for the third quarter of fiscal 2002, gross profit as a percentage of sales is expected to be consistent with the 47.8% experienced during the quarter ended December 31, 2001, excluding the $12.6 million of charges. Actual results may vary.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001
(continued)

Selling, General and Administrative Expense. For the six-month period ended December 31, 2001, selling, general and administrative (SG&A) expense increased 16.5%, or $2.7 million from $16.0 million for the six-month period ended December 31, 2000, to $18.7 million. This increase is primarily due to an increase in SBS’ sales personnel associated with the realignment of its business, the addition of a corporate business development department and a corporate business planning and process department, increases in executive compensation, relocation expenses for recently hired employees, additional information technology department personnel, depreciation and consulting expenses associated with the implementation of SBS’ customer relationship management system, and costs associated with the termination of SBS’ proposed acquisition of Interactive Circuit Systems (“ICS”) in the quarter ended December 31, 2001. This increase, combined with the decrease in sales, resulted in an increase in SG&A expense as a percentage of sales to 30.7% in the six month period ended December 31, 2001 from 17.3% in the six-month period ended December 31, 2000.

Research and Development Expense. For the six-month period ended December 31, 2001, research and development (R&D) expense decreased 11.6%, or $1.1 million from $9.9 million for the six-month period ended December 31, 2000, to $8.8 million. This decrease is primarily due to the Government’s Group’s reduction in material and consulting costs associated with development programs that were completed in fiscal 2001, combined with the Communications Group’s R&D personnel reduction resulting from depressed business conditions. For the six-month period ended December 31, 2001, R&D expense as a percentage of sales increased to 14.4% from 10.7% in the six-month period ended December 31, 2000, primarily due to the decrease in sales volume.

Impairment of Assets. For the six-month period ended December 31, 2001, the $2.7 million asset impairment charge represents the write-off of the remaining goodwill recorded in connection with the acquisition of Industrial Computers (formerly Micro Alliance) in November 1997 due to SBS’ decision in the quarter ended December 31, 2001 to exit the PCI chassis business.

Interest and Other Income (Expense), Net. For the six-month period ended December 31, 2001, net interest and other income of $277,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash, partially offset by a $323,000 charge related to an other-than-temporary decline in SBS’ investment in a software company. The investment in the software company is currently valued at approximately $177,000. For the six-month period ended December 31, 2000, net interest expense of $544,000 consisted primarily of interest expense associated with borrowings used to fund the acquisition of SDL, partially offset by interest income associated with surplus cash.

Income Tax Expense (Benefit). For the six-month periods ended December 31, 2001 and 2000, income tax expense (benefit) represented effective rates of 36.1% and 33.8%, respectively. A tax benefit related to the net loss was recorded in fiscal 2002 primarily due to SBS’ ability to realize the benefit through tax loss carrybacks to prior periods. The increase in the effective income tax rate was primarily due to a higher percentage of foreign source pre-tax income and reduced benefits from certain tax planning strategies due to the net loss in fiscal 2002.

Earnings Per Share. For the six-month period ended December 31, 2001, net loss per common share was $0.74 compared to net income per share of $0.68 for the six-month period ended December 31, 2000. For the six-month period ended December 31, 2001, net loss per common share-assuming dilution was $0.74 compared to net income per common share-assuming dilution of $0.61 for the six-month period ended December 31, 2000. Excluding the $12.4 million inventory write-down, the $2.7 million asset impairment charge, the $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts, and the $322,000 of restructuring charges, which total $15.6 million ($10.1 million after tax), net loss per common share and net loss per common share — assuming dilution for the six-month period ended December 31, 2001 would have been approximately $0.04.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001
(continued)

Review of Business Segments

SBS is managed and operates through three operating segments: the Communications Group, the Commercial Group, and the Government Group.

The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments corporate overhead other than corporate sales and marketing costs, substantially all of the amortization expense associated with acquisitions, asset impairment charges, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities and acquired in-process research and development charges. This measure of segment profit described above is referred to in this review as “Segment Profit.”

Communications Group

For the six-month period ended December 31, 2001, Communications Group sales to external customers decreased 65.7%, or $28.8 million, from $43.8 million for the six-month period ended December 31, 2000 to $15.0 million. This decrease is primarily due to depressed market and economic conditions and delays of shipments by several of the Group’s telecommunications infrastructure customers. SBS expects that sales in the quarter ending March 31, 2002 will be consistent with the quarter ended December 31, 2001. Actual results may vary.

For the six-month period ended December 31, 2001, Communications Group Segment Loss was ($6.2) million, compared to Segment Profit of $12.3 million for the six-month period ended December 31, 2000. This decrease was primarily due to the decrease in sales, combined with a $7.6 million inventory write-down. The inventory write-down was associated with programs that are not anticipated to come back to their previous forecasts and with SBS’ decision to exit its legacy PCI chassis product line. This was partially offset by a reduction of SG&A expense, primarily due to the resignation of two SDL Communications, Inc. executives, as well as lower sales and marketing costs due to SBS’ pro-rata allocation of certain corporate SG&A expenses among segments, based on sales, and a reduction in R&D personnel resulting from depressed business conditions.

Commercial Group

For the six-month period ended December 31, 2001, Commercial Group sales to external customers decreased 20.7%, or $5.3 million from $25.7 million for the six-month period ended December 31, 2000 to $20.4 million. Sales of the Group’s general purpose I/O products and computer connectivity and expansion unit products decreased 40.0%, and 11.4%, respectively, primarily as a result of unfavorable economic and market conditions and several customer delays of shipments. Sales of the Group’s system products increased 13.0%, primarily due to an increase in sales to semiconductor manufacturers. SBS expects that sales in the quarter ending March 31, 2002 will be slightly lower than the quarter ended December 31, 2001. Actual results may vary.

For the six-month period ended December 31, 2001, Commercial Group Segment Loss was ($2.9) million, compared to Segment Profit of $4.7 million for the six-month period ended December 31, 2000. This decrease was primarily due to the decrease in sales, $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts, and a $3.8 million inventory write-down. The inventory write-down consisted of inventory associated with SBS’ decision to exit its legacy PCI chassis product line and inventory associated with products that will no longer be marketed. Additionally, the implementation of the new inventory management methodology associated with the consolidation of manufacturing operations contributed to the inventory write-down.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001
(continued)

Government Group

For the six-month period ended December 31, 2001, Government Group sales to external customers increased 9.1%, or $2.1 million, from $23.3 million for the six-month period ended December 31, 2000 to $25.4 million. Sales of the Group’s avionics and telemetry products increased 9.8%, primarily due to the release of the conduction-cooled PMC design, an increase in sales of the PMC2 board, and an increase in sales of integrated avionics and telemetry products. Sales of the Group’s computer processor products increased 9.4%, primarily due to the focus on high volume production business in the quarter ended September 30, 2001, partially offset by weak demand in the quarter ended December 31, 2001. SBS expects a slight increase in Government Group sales in the quarter ending March 31, 2002. Actual results may vary.

For the six-month period ended December 31, 2001, Government Group Segment Profit increased 1.7%, or $83,000 from $4.9 million for the six-month period ended December 31, 2000 to $5.0 million. This increase was primarily due to the gross profit contribution from the increase in sales and the reduction in R&D material and consulting costs associated with avionics and telemetry development programs that were completed during fiscal 2001, partially offset by a $1.0 million inventory write-down and an increase in SG&A expense. The majority of the write-down was based on the implementation of the new inventory management methodology associated with the consolidation of SBS’ manufacturing operations. The increase in SG&A expenses was primarily due to an increase in sales and marketing costs due to SBS’ pro-rata allocation of certain corporate SG&A expenses among segments, based on sales. For the same reasons, Segment Profit as a percentage of sales decreased from 21.2% for the six-month period ended December 31, 2000 to 19.7% for the six-month period ended December 31, 2001.

Three Months Ended December 31, 2001 Compared To Three Months Ended December 31, 2000

Sales. For the three-month period ended December 31, 2001, sales decreased 41.0%, or $20.1 million, from $49.1 million for the three-month period ended December 31, 2000, to $29.0 million. Unit shipments increased within the Government’s Group’s avionics and telemetry product line, but declined in the computer processor product line due to weak demand. Unit shipments declined within the Communications Group and the Commercial Group due to continued depressed market and economic conditions and customer delays of shipments. SBS expects that consolidated sales in the quarter ending March 31, 2002 will be consistent with the quarter ended December 31, 2001. Actual results may vary.

Gross Profit. For the three-month period ended December 31, 2001, gross profit decreased 94.4%, or $21.7 million, from $23.0 million for the three-month period ended December 31, 2000, to $1.3 million. This decrease was primarily due to $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts and a $12.4 million inventory write-down. The write-down consisted of inventory associated with programs that are not anticipated to come back to their previous forecasts, inventory associated with SBS’ decision to exit its legacy PCI chassis product line, and inventory associated with SBS products that will no longer be marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS’ manufacturing operations contributed to the inventory write-down. The consolidation efforts include a reduction in the number of material handling employees and inventory specialists, a reduction in the amount of floor space for the storage of inventory, and the adoption of a purchasing methodology based on projected component part demand to achieve manufacturing and material handling efficiencies. This new methodology calculates the maximum level of inventory to be maintained by comparing historical usage over a fixed period of time to forecasted future demand. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. Excluding

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001
(continued)

the $12.6 million of charges noted above, for the three month period ended December 31, 2001, gross profit as a percentage of sales would have been 47.8%, compared to 46.9% for the three-month period ended December 31, 2000. Based on management’s expectations of sales projections for the third quarter of fiscal 2002, gross profit as a percentage of sales is expected to be consistent with the 47.8% experienced during the quarter ended December 31, 2001, excluding the $12.6 million of charges. Actual results may vary.

Selling, General and Administrative Expense. For the three-month period ended December 31, 2001, selling, general and administrative (SG&A) expense increased 20.5%, or $1.7 million from $8.1 million for the three-month period ended December 31, 2000, to $9.8 million. This increase is primarily due to an increase in SBS’ sales personnel associated with the realignment of its business, the addition of a corporate business development department and a corporate business planning and process department, increases in executive compensation, relocation expenses for recently hired employees, additional information technology department personnel, depreciation and consulting expenses associated with the implementation of SBS’ customer relationship management system, and costs associated with SBS’ proposed acquisition of ICS, terminated in the quarter ended December 31, 2001. This increase, combined with the decrease in sales, resulted in an increase in SG&A expense as a percentage of sales to 33.7% in the three month period ended December 31, 2001 from 16.5% in the three-month period ended December 31, 2000.

Research and Development Expense. For the three-month period ended December 31, 2001, research and development (R&D) expense decreased 9.3%, or $462,000 from $5.0 million for the three-month period ended December 31, 2000, to $4.5 million. This decrease is primarily due to the Government Group’s reduction in material and consulting costs associated with development programs that were completed in fiscal 2001, combined with the Communications Group’s R&D personnel reduction resulting from depressed business conditions. For the three-month period ended December 31, 2001, R&D expense as a percentage of sales increased to 15.5% from 10.1% in the three-month period ended December 31, 2000, primarily due to the decrease in sales volume.

Impairment of Assets. For the three-month period ended December 31, 2001, the $2.7 million asset impairment charge represents the write-off of the remaining goodwill recorded in connection with the acquisition of Industrial Computers (formerly Micro Alliance) in November 1997 due to SBS’ decision in the quarter ended December 31, 2001 to exit the PCI chassis business.

Interest and Other Income (Expense), Net. For the three-month period ended December 31, 2001, net interest and other expense of $159,000 consisted primarily of a $323,000 charge related to an other-than-temporary decline in SBS’ investment in a software company. The investment in the software company is currently valued at approximately $177,000, partially offset by interest income associated with surplus cash. For the three-month period ended December 31, 2000, net interest and other expense of $190,000 consisted primarily of interest expense associated with borrowings used to fund the acquisition of SDL, partially offset by interest income associated with surplus cash.

Income Tax Expense (Benefit). For the three-month periods ended December 31, 2001, income tax expense (benefit) represented effective rates of 36.4% and 37.2 % respectively. A tax benefit related to the net loss was recorded in fiscal 2002 primarily due to SBS’ ability to realize the benefit through tax loss carrybacks to prior periods.

Earnings Per Share. For the three-month period ended December 31, 2001, net loss per common share was $0.78 compared to net income per common share of $0.36 for the three-month period ended December 31, 2000. For the three-month period ended December 30, 2001, net loss per common share-assuming dilution was $0.78 compared to net income per common share — assuming dilution of $0.32 for the three-month period ended December 30, 2000. Excluding the $12.4 million inventory write-down, the $2.7 million asset impairment charge, the $185,000 of expenditures associated with the Commercial Group’s consolidation and cost reduction efforts, and the $137,000 restructuring charge, all of which total $15.4 million ($10.0 million after tax), net loss per common share and net loss per common share — assuming dilution for the three-month period ended December 31, 2001 would have been approximately $0.10.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001
(Continued)

Review of Business Segments

SBS is managed and operates through three operating segments: the Communications Group, the Commercial Group, and the Government Group.

The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments corporate overhead other than corporate sales and marketing costs, substantially all of the amortization expense associated with acquisitions, asset impairment charges, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities and acquired in-process research and development charges. This measure of segment profit described above is referred to in this review as “Segment Profit.”

Communications Group

For the three-month period ended December 31, 2001, Communications Group sales to external customers decreased 69.0%, or $16.3 million, from $23.7 million for the three-month period ended December 31, 2000 to $7.3 million. This decrease was primarily due to the continued effect of depressed market and economic conditions as well as customer delays of shipments. SBS expects that sales in the quarter ending March 31, 2002 will be consistent with the quarter ended December 31, 2001. Actual results may vary.

For the three-month period ended December 31, 2001, Communications Group Segment Loss was ($7.2) million, compared to Segment Profit of $6.7 million for the three-month period ended December 31, 2000. This decrease was primarily due to the decrease in sales combined with a $7.6 million inventory write-down associated with programs that are not anticipated to come back to their previous forecasts and with SBS’ decision the exit its legacy PCI chassis product line. This decrease was partially offset by a reduction in R&D personnel resulting from depressed business conditions, as well as a reduction in SG&A expense, resulting primarily from the resignation of two SDL Communications, Inc. executives, and a reduction in sales and marketing costs due to SBS’ pro-rata allocation of certain corporate SG&A expenses, based on sales.

Commercial Group

For the three-month period ended December 31, 2001, Commercial Group sales to external customers decreased 30.2%, or $4.0 million from $13.4 million for the three-month period ended December 31, 2000 to $9.4 million. Sales of the Group’s general purpose I/O products, computer connectivity and expansion unit products, and system products decreased 50.6%, 12.6%, and 13.3%, respectively, primarily as a result of current unfavorable economic and market conditions and several customer delays of shipments. SBS expects that sales in the quarter ending March 31, 2002 will be slightly lower than the quarter ended December 31, 2001. Actual results may vary.

For the three-month period ended December 31, 2001, Commercial Group Segment Loss was ($4.3) million, compared to Segment Profit of $2.3 million for the three-month period ended December 31, 2000. This decrease was primarily due to the decrease in sales among the Group’s product lines, $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts, and a $3.8 million inventory write-down. The inventory write-down consisted of inventory associated with SBS’ decision to exit its legacy PCI chassis product line and inventory associated with Commercial Group products that will no longer be marketed. Additionally, the implementation of the new inventory management methodology associated with the consolidation of manufacturing operations contributed to the inventory write-down.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001
(Continued)

Government Group

For the three-month period ended December 31, 2001, Government Group sales to external customers increased 2.1%, or $257,000, from $12.0 million for the three-month period ended December 31, 2000 to $12.3 million. Sales of the Group’s avionics and telemetry products increased 13.0%, primarily due to an increase in sales of the PMC2 board and an increase in sales of integrated avionics and telemetry products. Sales of the Group’s computer processor products decreased 8.5%, primarily due to a decrease in unit shipments, resulting from weak demand. SBS expects a slight increase in Government Group sales in the quarter ending March 31, 2002. Actual results may vary.

For the three-month period ended December 31, 2001, Government Group Segment Profit decreased 44.1%, or $1.2 million from $2.7 million for the three-month period ended December 31, 2000 to $1.5 million. This decrease was primarily due to a $1.0 million inventory write-down and an increase in SG&A expense. The majority of the inventory write-down was based on the implementation of the new inventory management methodology associated with the consolidation of the manufacturing operations. The increase in SG&A expenses was primarily due to an increase in sales and marketing costs due to SBS’ pro-rata allocation of certain corporate SG&A expenses among segments, based on sales. The decrease in Segment Profit was partially offset by a reduction in R&D material and consulting costs associated with avionics and telemetry development programs that were completed during fiscal 2001. For the same reasons, Segment Profit as a percentage of sales decreased from 22.4% for the three-month period ended December 31, 2000 to 12.3% for the three-month period ended December 31, 2001.

Liquidity and Capital Resources

SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $25.7 million at December 31, 2001, an increase of $16.0 million from June 30, 2001. This increase was the result of $20.4 million of cash flow from operations and $0.8 million of proceeds from the exercise of stock options, partially offset by $2.2 million of expenditures for capital equipment, $2.5 million of payments on SBS’ line of credit, and $0.5 million paid to repurchase shares of SBS’ common stock pursuant to a repurchase plan adopted by the Board of Directors on September 14, 2001 and implemented from September 20 to September 26, 2001. During the six-month period ended December 31, 2001, accounts receivable declined, consistent with the decline in sales. Inventory declined $17.9 million, $12.4 million of which was due to an inventory write-down (see “Gross Profit” above). The remaining $5.5 million decline is consistent with the decline in sales volume. Liabilities were in line with the current level of business.

As of December 31, 2001, there were no borrowings drawn on SBS’ $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A. (“the Bank”). At December 31, 2001, SBS was out of compliance with the fixed charge coverage ratio covenant of the Agreement, but obtained a waiver from the Bank. Although there were no borrowings on the Agreement at December 31, 2001, the calculation of EBIDTA indicates that under the Agreement’s senior funded debt to EBITDA ratio requirement of 1.25 to 1, SBS’ ability to draw under the Agreement would be limited to approximately $12.3 million. SBS and the Bank are currently negotiating a modification to the financial covenants which may include an exclusion of the inventory write-down of $12.4 million from the EBITDA calculation. If the fixed charge coverage ratio is adjusted and the inventory write-down is excluded, SBS’ borrowing capacity under the Agreement would be limited to approximately $10.5 million to $15.9 million, based on SBS’ EBITDA projections, through the expiration of the Agreement in December, 2002. If the $12.4 million inventory write-down is not excluded from the EBITDA calculation, SBS could be precluded from borrowing under the Agreement. If SBS is precluded from borrowing under the Agreement, growth through acquisition will be substantially limited.

Management believes that SBS’ internally generated funds will be sufficient to finance its current operations and capital expenditures, excluding acquisitions, for the next twelve months.

For the six-month period ended December 31, 2001, there was no significant impact from inflation.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001
(Continued)

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

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2001
(Continued)

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

Business Outlook

Consistent with SBS’ press release dated January 15, 2002, management expects SBS’ financial results for the third quarter of fiscal 2002 to be similar to the second quarter of fiscal 2002, excluding the $10.0 million (after tax) of charges previously discussed. Actual results may vary.

Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information on this risk that was provided in the SBS’ Form 10-K for the year ended June 30, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities — None

Item 3. Defaults by the Company upon its Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote and approved at the Annual Meeting of Stockholders held on November 8, 2001:

TABULATION OF VOTES

		Against or	Abstentions and
Item Voted	For	Withheld	Broker Non-Votes

Election of Directors:
Christopher J. Amenson	13,760,918	37,462
Warren W. Andrews	13,766,518	31,862
Lawrence A. Bennigson	13,766,418	31,962
Peter D. Fenner	13,761,348	37,032
Louis C. Golm	13,761,518	36,862
Grahame E. Rance	13,758,435	39,945
Alan F. White	13,766,518	31,862
Ratification of KPMG LLP as the Company’s independent auditor for fiscal year ending June 30, 2002	13,777,296	14,784	6,300

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i	(1)	Restated Articles of Incorporation
03.ii	(1)	Restated and Amended Bylaws
04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.
04.b	(1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.
04.c	(1)	Form of certificate evidencing Common Stock
04.1	(1)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2 and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent

(b)	Reports on Form 8-K — On February 11, 2002, SBS filed Form 8-K, relating to a change in the amount of an inventory write-down discussed in SBS’ January 15, 2002 press release announcing its unaudited financial results for the period ended December 31, 2001.

(1)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date: February 14, 2002	/s/ Grahame E. Rance Chief Executive Officer and President

Date: February 14, 2002	/s/ James E. Dixon, Jr. Vice President, Finance and Administration; Chief Financial Officer, Secretary and Treasurer

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description

03.i (1)	Restated Articles of Incorporation
03.ii (2)	Restated and Amended Bylaws
04.a (3)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.
04.b (4)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.
04.c (5)	Form of certificate evidencing Common stock
04.1 (6)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2, and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent

(1)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(4)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to Exhibit 4.c, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 1997, and to Exhibit 99.1a of the Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 1998.