Form 10-Q
period 2002-03-31
SBS TECHNOLOGIES INC
filed 2002-05-15
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

YES      NO

As of April 30, 2002, the Registrant had 14,582,295 shares of its common stock outstanding.

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures about Market Risk
PART II – OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-10.bn - Asset Purchase Agreement
EX-10.bo - Separation Agreement
EX-10.bp - Employment Agreements
EX-10.bq - Employment Agreement

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2002

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

	March 31,	June 30,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$21,048	9,734
Receivables, net	25,191	27,287
Inventories	22,079	40,752
Deferred income taxes	11,222	5,080
Income tax receivable	2,714	3,417
Prepaid expenses	1,729	1,125
Other current assets	996	802

Total current assets	84,979	88,197

Property and equipment, net	12,049	11,475
Goodwill, net	23,698	29,266
Intangible assets, net	13,775	15,841
Deferred income taxes	309	—
Other assets	1,204	2,393

Total assets	$136,014	147,172

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	2,500
Accounts payable	4,295	3,771
Accrued representative commissions	505	821
Accrued compensation	3,155	4,071
Other current liabilities	3,808	1,753

Total current liabilities	11,763	12,916

Long-term liabilities:
Deferred income taxes	—	461
Other liabilities	36	—

Total long-term liabilities	36	461

Total liabilities	11,799	13,377

Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized, 14,612,157 issued and outstanding at March 31, 2002, 14,522,080 issued and outstanding at June 30, 2001	86,546	85,476
Unearned compensation	(415)	(478)
Accumulated other comprehensive loss	(5,572)	(5,983)
Retained earnings	43,656	54,780

Total stockholders’ equity	124,215	133,795

Total liabilities and stockholders’ equity	$136,014	147,172

See accompanying notes to unaudited condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

	Nine Months Ended March 31		Three Months Ended March 31

	2002	2001	2002	2001

Sales	$90,475	141,285	29,694	48,490
Cost of sales	58,043	74,172	14,466	25,863

Gross profit	32,432	67,113	15,228	22,627
Selling, general and administrative expense	28,650	24,302	9,965	8,262
Research and development expense	13,396	15,006	4,621	5,078
Restructuring charge	572	—	251	—
Impairment of intangible assets	2,682	—	—	—
Amortization of intangible assets	5,658	5,832	1,805	1,936

Operating income (loss)	(18,526)	21,973	(1,414)	7,351

Interest and other income (expense), net	421	(653)	144	(109)
Foreign exchange gains (losses)	24	(140)	(1)	(77)

	445	(793)	143	(186)

Income (loss) before income taxes	(18,081)	21,180	(1,271)	7,165
Income tax expense (benefit)	(6,957)	7,532	(885)	2,792

Net income (loss)	$(11,124)	13,648	(386)	4,373

Net income (loss) per common share	$(0.76)	0.99	(0.03)	0.31
Net income (loss) per common share - assuming dilution	$(0.76)	0.90	(0.03)	0.29

See accompanying notes to unaudited condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
Thousands (except share amounts)
(Unaudited)

	Common			Accumulated		Total
	stock			other		stock-
			Unearned	comprehensive	Retained	holders'
	Shares	Amount	compensation	loss	earnings	equity

Balance at June 30, 2001	14,522,080	$85,476	$(478)	$(5,983)	$54,780	$133,795
Exercise of stock options and warrants	132,577	1,394	—	—	—	1,394
Stock repurchased and retired	(42,500)	(488)	—	—	—	(488)
Stock-based compensation	—	21	63	—	—	84
Income tax benefit from stock options exercised	—	143	—	—	—	143
Net loss	—	—	—	—	(11,124)	(11,124)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	411	—	411

Balance at March 31, 2002	14,612,157	$86,546	$(415)	$(5,572)	$43,656	$124,215

See accompanying notes to unaudited condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

	Nine months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(11,124)	13,648

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,778	1,784
Amortization of intangible assets	5,658	5,832
Impairment of intangible assets	2,682	—
Bad debt expense	362	527
Deferred income taxes	(6,673)	(367)
Income tax benefit of stock options exercised	143	5,262
(Gain) loss on disposition of assets	(7)	14
Foreign exchange (gains) losses	(24)	140
Stock-based compensation	84	28
Changes in assets and liabilities:
Receivables	1,871	(4,511)
Inventories	19,476	(17,885)
Prepaids and other assets	407	(466)
Accounts payable	458	904
Accrued representative commissions	(324)	44
Accrued compensation	(1,029)	6
Income taxes	484	(716)
Other current liabilities	1,569	36

Net cash provided by operating activities	16,791	4,280

Cash flows from investing activities:
Business acquisition	(1,034)	—
Acquisition of property and equipment	(2,839)	(4,769)
Other	—	396

Net cash used by investing activities	(3,873)	(4,373)

Cash flows from financing activities:
Payments on notes payable	(2,500)	(10,500)
Repurchase and retirement of common stock	(488)	—
Proceeds from exercise of stock options and warrants	1,394	9,514

Net cash used by financing activities	(1,594)	(986)

Effect of exchange rate changes on cash	(10)	45

Net change in cash and cash equivalents	11,314	(1,034)
Cash and cash equivalents at beginning of period	9,734	3,595

Cash and cash equivalents at end of period	$21,048	2,561

Supplemental disclosure of cash flow information:
Interest paid	$15	1,294

Income taxes (received) paid, net	$(910)	3,258

See accompanying notes to unaudited condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

	Nine months ended
	March 31,

	2002	2001

Summary of assets acquired and liabilities assumed through acquisition:
Inventories	681	—
Prepaids and other assets	17	—
Property and equipment	472	—
Deferred income taxes	224	—
Identifiable intangible assets	215	—
Accrued expenses	(149)	—
Deferred revenue	(426)	—

See accompanying notes to unaudited condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2002
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

2)	Receivables, net

Receivables, net consist of the following:

	March 31,	June 30,
Thousands	2002	2001

Accounts receivable	26,396	28,267
Less allowance for doubtful accounts	(1,205)	(980)

	25,191	27,287

3)	Inventories

Inventories consist of the following:

	March 31,	June 30,
Thousands	2002	2001

Raw materials	11,139	22,743
Work in process	5,586	6,873
Finished goods	5,354	9,892
Inventory consigned to others	—	1,244

	22,079	40,752

4)	Intangible Assets

On December 26, 2001, the SBS Board of Directors approved SBS’ plan to exit its legacy PCI Chassis product line. This product line was associated with SBS’ acquisition of SBS Technologies, Inc. Industrial Computers (formerly Micro Alliance) in November, 1997. In conjunction with the acquisition, SBS recorded approximately $4.5 million of goodwill, of which $2.7 million was unamortized at December 26, 2001. Based on SBS’ decision to exit the PCI Chassis product line, the remaining unamortized goodwill was determined to be impaired and was written off in the quarter ended December 31, 2001, as the fair value of projected future cash flows was zero.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2002
(Unaudited)

5)	Business Acquisitions

On March 4, 2002, SBS completed the acquisition of certain assets and assumed certain liabilities of Essential Communications, a division of publicly held Intrusion Inc., for approximately $1.0 million. Founded in 1992, Essential develops and delivers early stage InfiniBand® products. SBS plans to utilize Essential’s InfiniBand product expertise and industry relationships to build on its current InfiniBand efforts in the enterprise server and storage markets. As required under the purchase method of accounting, Essential’s results of operations have been combined with SBS’ since the date of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. In conjunction with the purchase price allocation, SBS recorded approximately $215,000 of identifiable intangibles which will be amortized over a two year period. Proforma results of operations are not presented as Essential’s results of operations in fiscal 2002 and 2001 were not considered material to SBS’ consolidated results of operations.

6)	Earnings Per Share

Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share – assuming dilution includes the dilutive effects of potential common shares outstanding during the period. A reconciliation of the numerator and denominator of the per share and per share – assuming dilution calculations follow:

	Nine months ended		Three months ended
Thousands except per share amounts	March 31,		March 31,

	2002	2001	2002	2001

Net Income (Loss) Per Common Share
Net income (loss)	$(11,124)	13,648	$(386)	4,373

Weighted-average common shares outstanding used in earnings per share computations	14,545	13,776	14,584	14,071

Net income (loss) per common share	$(0.76)	0.99	$(0.03)	0.31

Net Income (Loss) Per Common Share – Assuming Dilution
Net income (loss)	$(11,124)	13,648	$(386)	4,373

Weighted-average common shares outstanding used in earnings per share computations	14,545	15,170	14,584	15,340

Net income (loss) per common share – assuming dilution	$(0.76)	0.90	$(0.03)	0.29

Shares Used in per Share Computations
Average outstanding common shares	14,545	13,776	14,584	14,071
Incremental shares from assumed conversions – potential common shares	—	1,394	—	1,269

Shares used in net income (loss) per common share – assuming dilution computations	14,545	15,170	14,584	15,340

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2002
(Unaudited)

Due to the reported net loss for the nine and three months ended March 31, 2002, 281,304 and 240,348 potential common shares, respectively, were not included in the computation of net loss per common share - assuming dilution because the effect would be anti-dilutive. For the nine and three months ended March 31, 2001, options to purchase 259,629 and 749,697 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

7)	Comprehensive Income (Loss)

Comprehensive loss for the nine and three months ended March 31, 2002 was ($10.7) million and ($0.7) million, respectively. Comprehensive income for the nine and three months ended March 31, 2001 was $12.2 million and $3.1 million, respectively. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

8)	Segment Financial Data

In July 2001, SBS’ segment structure was redefined in conjunction with management’s realignment of operations and market development efforts. SBS operates through three operating segments: the Communications Group, the Commercial Group, and the Government Group. The Communications Group consists of SBS Technologies, Inc., Communications Products and SDL Communications Inc. The Commercial Group consists of SBS Technologies, Inc., Connectivity Products and SBS Technologies, Inc., Modular I/O. The Government Group consists of SBS’ avionics and telemetry division, SBS Technologies, Inc., Embedded Computers, and SBS’ German operations. These segments are based primarily on the markets and customers that are served and have managers who report directly to the chief operating decision-maker. SBS Technologies, Inc., Industrial Computers (“Industrial Computers”) focuses on SBS’ system sales, a portion of which are included in each Group’s sales, a result of SBS’ decision in the quarter ended December 31, 2001 to report its systems business by end market, in order to better address customer focus. For the quarter ended September 30, 2001, SBS’ systems business was reported as a separate segment. Reportable segments for all periods presented have been restated to conform to the current segment reporting structure.

SBS measures its segments’ results of operations based on income before income taxes and before allocation of corporate overhead expenses other than sales and marketing costs, amortization and impairment of goodwill and intangibles from acquisitions, corporate interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. Beginning July 1, 2001, for consistency with prior periods, corporate sales and marketing costs have been allocated among segments. These allocations were pro-rata based on sales for each SBS subsidiary receiving benefit. Industrial Computer’s operating assets and operating costs have also been allocated in a similar manner, including the write-down of certain inventory associated with the decision to exit the legacy PCI chassis product line. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2002 (Continued)
(Unaudited)

					Corporate
		Communications	Commercial	Government	and un-
Thousands		Group	Group	Group	Allocated(1)	Total

Nine-month period ended March 31,
Gross Sales	2002	23,256	29,927	38,461	—	91,644
Inter-segment sales		(184)	(788)	(197)	—	(1,169)

Sales to external customers		23,072	29,139	38,264	—	90,475
Gross Sales	2001	66,021	41,580	37,099	—	144,700
Inter-segment sales		(915)	(1,707)	(793)	—	(3,415)

Sales to external customers		65,106	39,873	36,306	—	141,285
Segment profit (loss)	2002	(6,722)	(2,736)	9,002	(17,625)	(18,081)
(Income before taxes)	2001	18,391	6,789	7,900	(11,900)	21,180
Three-month period ended March 31,
Gross Sales	2002	8,122	9,198	12,977	—	30,297
Inter-segment sales		(76)	(449)	(78)	—	(603)

Sales to external customers		8,046	8,749	12,899	—	29,694
Gross Sales	2001	21,616	15,237	13,458	—	50,311
Inter-segment sales		(336)	(1,076)	(409)	—	(1,821)

Sales to external customers		21,280	14,161	13,049	—	48,490
Segment profit (loss)	2002	(492)	189	3,994	(4,962)	(1,271)
(Income before taxes)	2001	6,139	2,049	2,976	(3,999)	7,165
As of March 31,
Total Assets	2002	16,331	18,697	22,884	78,102	136,014
	2001	40,857	23,450	25,201	60,443	149,951

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate sales and marketing costs, substantially all interest expense, interest income, and amortization and impairment of intangible assets from acquisitions. Corporate assets primarily include cash and cash equivalents, related party notes receivable, deferred and current income tax assets, corporate property and equipment, and intangible assets.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2002 (Continued)
(Unaudited)

9)	Related Party Transactions

Effective March 9, 2001, Grahame E. Rance was appointed to the positions of President and Chief Executive Officer of SBS and member of the Board of Directors. Mr. Rance succeeded Christopher J. Amenson, who remained as Chairman of the Board of Directors of SBS until November 8, 2001, at which time Mr. Rance was appointed as Chairman. As part of his compensation package, Mr. Rance received a $1,893,750 interest free loan from SBS, paid in cash on April 4, 2001. Forgiveness of the loan was to occur ratably over six annual anniversaries of Mr. Rance’s employment with SBS. At March 31, 2002, the balance on the loan was $1,596,742. Additionally, Mr. Rance received a $570,000 interest free loan from SBS that was repaid upon the sale of his former home during the quarter ended December 31, 2001.

On April 26, 2002, at its regularly schedule Board meeting, Mr. Christopher J. Amenson was elected Chairman of the Board of Directors and Chief Executive Officer and Mr. David H. Greig was elected President and Chief Operating Officer. Former Chairman and Chief Executive Officer, Grahame E. Rance, resigned to pursue other opportunities. As part of the Separation Agreement between Mr. Rance and SBS, the unamortized portion of the loan to Mr. Rance was forgiven, Mr. Rance will receive 8 months base pay, he will return 30,000 restricted shares of SBS common stock, 5,000 of which are vested and 25,000 of which are unvested. This will result in a compensation charge of approximately $2.0 million in the quarter ending June 30, 2002.

10)	Restructuring Charges

On December 26, 2001, as a result of continued unfavorable economic and market conditions, the decision to exit the legacy PCI Chassis product line, and continued manufacturing consolidation efforts, the SBS Board of Directors approved a restructuring plan. The restructuring plan allowed for a 10% workforce reduction, to be completed through March 31, 2002. During the quarters ended December 31, 2001 and March 31, 2002, 54 employees were notified that their jobs would be eliminated as part of this restructuring plan, and as a result, SBS recorded approximately $150,000 and $258,000, respectively, in restructuring costs, consisting of severance and employee related costs. As of March 31, 2002, cash payments of approximately $281,000 had been made; the remaining $127,000 will be paid through the quarter ending September 30, 2002.

With respect to the restructuring plan approved on July 18, 2001, total cash payments of $164,000 were made through March 31, 2002; $21,000 of the original restructuring charge was reversed as a result of the decision not to terminate certain originally notified employees. There will be no further payments related to the July restructuring plan.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002

The following discussion and analysis should be read in conjunction with SBS’ Financial Statements and Notes thereto. Information discussed herein, other than statements of historical fact, that addresses future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements include expected sales, gross margin and earnings-per-share results for the quarter ending June 30, 2002, expectations of internally-generated cash flows, expectations of completion of the proposed amendment to SBS’ credit facility, and expectations of SG&A cost reductions. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels based on preliminary information, and other items. The forward-looking statements included in this Form 10-Q are also subject to a number of risks, uncertainties, and other factors which could cause the actual results to differ materially from those contained in the forward-looking statements. These include but are not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS’ operations, markets, products, services, prices, a high degree of uncertainty and rapid change in the markets addressed by SBS’ products, customer demand for SBS’ products, subjectivity and discretion of bank management regarding the proposed amendment to SBS’ bank facility, successful completion of cost reduction plans, and other risk factors listed in the Company’s Form 10-K for the year ended June 30, 2001. These forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those expressed or implied by these forward-looking statements.

Results of Operations

Nine Months Ended March 31, 2002 Compared To Nine Months Ended March 31, 2001

Sales. For the nine-month period ended March 31, 2002, sales decreased 36.0%, or $50.8 million, from $141.3 million for the nine-month period ended March 31, 2001, to $90.5 million. Unit shipments increased within the Government Group segment, except for shipments of the Group’s system products, which declined slightly. Unit shipments declined within the Communications Group, primarily due to depressed market and economic conditions and continued delays of shipment dates by several of the Group’s telecommunications infrastructure customers. Current unfavorable economic and market conditions combined with delays from several customers resulted in a decline of unit shipments within the Commercial Group. However, Commercial Group sales were favorably impacted by approximately $700,000 of sales related to the products acquired from the Essential Communications asset acquisition completed on March 4, 2002. SBS expects fiscal 2003 sales from Essential to be between $4.0 and $5.0 million. SBS expects that consolidated sales for the quarter ending June 30, 2002 will be consistent with the quarter ended March 31, 2002. Actual results may vary materially.

Gross Profit. For the nine-month period ended March 31, 2002, gross profit decreased 51.7%, or $34.7 million, from $67.1 million for the nine-month period ended March 31, 2001, to $32.4 million. This decrease was primarily due to the decrease in sales combined with $185,000 of expenditures associated with the SBS’ manufacturing consolidation and cost reduction efforts and a $12.4 million inventory write-down recorded during the second quarter of fiscal 2002. The write-down consisted of inventory associated with programs that are not anticipated to come back to their previous forecasts, inventory associated with SBS’ decision to exit its legacy PCI chassis product line, and inventory associated with SBS products that will no longer be marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS’ manufacturing operations contributed to the inventory write-down. The consolidation efforts included a reduction in the number of material handling employees and inventory specialists, a reduction in the amount of floor space for the storage of inventory, and the adoption of a purchasing methodology based on projected component part demand to achieve manufacturing and material handling efficiencies. This new methodology calculates the maximum level of inventory to be maintained by comparing historical usage over a fixed period of time to forecasted future demand. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. Excluding the $12.6 million of charges noted above, for the nine-month period ended March 31, 2002, gross profit as a percentage of sales would have been 49.7%, compared to 47.5% for the nine-month period ended March 31, 2001. This favorable gross margin resulted primarily from the change in sales mix to higher margin products in the nine-month period ended March 31, 2002. Based on management’s expectations of sales projections for the fourth quarter of fiscal 2002, gross profit as a percentage of sales is expected to be slightly lower than the 49.7% experienced during the nine-month period ended March 31, 2002, excluding the $12.6 million of charges. Actual results may vary materially.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002
(continued)

Selling, General and Administrative Expense. For the nine-month period ended March 31, 2002, selling, general and administrative (SG&A) expense increased 17.9%, or $4.3 million from $24.3 million for the nine-month period ended March 31, 2001, to $28.6 million. This increase was primarily due to an increase in SBS’ sales personnel associated with the realignment of its business, the addition of a corporate business development department and a corporate business planning and process department, increases in executive compensation, relocation expenses for recently hired employees, additional information technology department personnel, depreciation and consulting expenses associated with the implementation of SBS’ customer relationship management system, and costs associated with the termination of SBS’ proposed acquisition of Interactive Circuit Systems (“ICS”) in the quarter ended December 31, 2001. This increase, combined with the decrease in sales, resulted in an increase in SG&A expense as a percentage of sales to 31.7% in the nine month period ended March 31, 2002 from 17.2% in the nine-month period ended March 31, 2001.

Research and Development Expense. For the nine-month period ended March 31, 2002, research and development (R&D) expense decreased 10.7%, or $1.6 million from $15.0 million for the nine-month period ended March 31, 2001, to $13.4 million. This decrease was primarily due to the Government Group’s reduction in material and consulting costs associated with development programs that were completed in fiscal 2001, combined with the Communications Group’s R&D expenditure reduction resulting from depressed business conditions. For the nine-month period ended March 31, 2002, R&D expense as a percentage of sales increased to 14.8% from 10.6% in the nine-month period ended March 31, 2001, primarily due to the decrease in sales volume.

Impairment of Assets. For the nine-month period ended March 31, 2002, the $2.7 million asset impairment charge represented the write-off of the remaining goodwill recorded in connection with the acquisition of Industrial Computers (formerly Micro Alliance) in November 1997. This write-off was the result of SBS’ decision in the quarter ended December 31, 2001 to exit the PCI chassis business.

Interest and Other Income (Expense), Net. For the nine-month period ended March 31, 2002, net interest and other income of $421,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash, partially offset by the fiscal 2002 second quarter $323,000 write-down related to an other-than-temporary decline in the fair value of SBS’ investment in a software company. The investment in the software company is currently valued at approximately $177,000. For the nine-month period ended March 31, 2001, net interest expense of $653,000 consisted primarily of interest expense associated with borrowings used to fund the acquisition of SDL, partially offset by interest income associated with surplus cash.

Income Tax Expense (Benefit). For the nine-month periods ended March 31, 2002 and 2001, income tax expense (benefit) represented effective rates of (38.5)% and 35.6%, respectively. A tax benefit related to the net loss was recorded in fiscal 2002 primarily due to SBS’ ability to realize the benefit through tax loss carrybacks to prior periods. The benefit recorded for the nine-month period ended March 31, 2002 includes approximately $475,000 of amounts realized from tax planning strategies in excess of previous estimates.

Earnings Per Share. For the nine-month period ended March 31, 2002, net loss per common share was $(0.76) compared to net income per share of $0.99 for the nine-month period ended March 31, 2001. For the nine-month period ended March 31, 2002, net loss per common share-assuming dilution was $(0.76) compared to net income per common share-assuming dilution of $0.90 for the nine-month period ended March 31, 2001. Excluding the $12.4 million inventory write-down, the $2.7 million asset impairment charge, the $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts, and the $572,000 of restructuring charges, which total approximately $15.8 million ($10.3 million after tax, excluding the amounts realized from income tax planning strategies in excess of previous estimates, recorded in the quarter ended March 31, 2002), net loss per common share and net loss per common share – assuming dilution for the nine-month period ended March 31, 2002 would have been approximately $0.06.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002
(continued)

Review of Business Segments

SBS is managed and operates through three operating segments: the Communications Group, the Commercial Group, and the Government Group.

The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments substantially all of the amortization expense associated with acquisitions, asset impairment charges, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities, acquired in-process research and development charges, and corporate overhead other than corporate sales and marketing costs. This measure of segment profit described above is referred to in this review as “Segment Profit.”

Communications Group

For the nine-month period ended March 31, 2002, Communications Group sales to external customers decreased 64.6%, or $42.0 million, from $65.1 million for the nine-month period ended March 31, 2001 to $23.1 million. This decrease was primarily due to depressed market and economic conditions and continued delays of shipment dates by several of the Group’s telecommunications infrastructure customers. SBS expects that the Group’s sales in the quarter ending June 30, 2002 will be significantly lower than sales in the quarter ended March 31, 2002, primarily due to continued depressed market conditions. Actual results may vary materially.

For the nine-month period ended March 31, 2002, Communications Group Segment Loss was ($6.7) million, compared to Segment Profit of $18.4 million for the nine-month period ended March 31, 2001. This decrease was primarily due to the decrease in sales, restructuring charges and a $7.6 million inventory write-down. The inventory write-down was associated with programs that are not anticipated to come back to their previous forecasts and with SBS’ decision to exit its legacy PCI chassis product line. This was partially offset by a reduction of SG&A expense, primarily due to lower sales and marketing costs attributable to SBS’ pro-rata allocation of certain corporate SG&A expenses among segments, based on sales, and a reduction in R&D expenditures resulting from depressed business conditions.

Commercial Group

For the nine-month period ended March 31, 2002, Commercial Group sales to external customers decreased 26.9%, or $10.8 million from $39.9 million for the nine-month period ended March 31, 2001 to $29.1 million. Sales of the Group’s general purpose I/O products and computer connectivity and expansion unit products decreased 33.5%, primarily as a result of unfavorable economic and market conditions and several customer delays of shipments. Sales of the Group’s system products were consistent with the nine-month period ended March 31, 2001. The Group’s results were favorably impacted by approximately $700,000 in sales of product acquired in connection with the asset acquisition of Essential Communications. SBS expects fiscal 2003 sales from Essential to be between $4.0 and $5.0 million. SBS expects that the Group’s sales in the quarter ending June 30, 2002 will be higher than sales in the quarter ended March 31, 2002, primarily due to an increase in sales to semiconductor manufacturers. Actual results may vary materially.

For the nine-month period ended March 31, 2002, Commercial Group Segment Loss was ($2.7) million, compared to Segment Profit of $6.8 million for the nine-month period ended March 31, 2001. This decrease was primarily due to the decrease in sales, $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts, restructuring charges, additional R&D expense due to the Essential Communications asset acquisition and a $3.8 million inventory write-down. The inventory write-down consisted of inventory associated with SBS’ decision to exit its legacy PCI chassis product line and inventory associated with products that will no longer be marketed. Additionally, the implementation of the new inventory management methodology associated with the consolidation of manufacturing operations contributed to the inventory write-down. The impact of the decrease in sales was partially offset by higher margins in the quarter ended March 31, 2002, as the Group began to realize benefits from its manufacturing consolidation efforts.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002
(continued)

Government Group

For the nine-month period ended March 31, 2002, Government Group sales to external customers increased 5.4%, or $2.0 million, from $36.3 million for the nine-month period ended March 31, 2001 to $38.3 million. Sales of the Group’s avionics and telemetry products increased 9.1%, primarily due to the release of the conduction-cooled PMC design, an increase in sales of the PMC2 board, and an increase in sales of integrated avionics and telemetry products. Unit shipments of the Group’s computer processor products increased 3.1%, primarily due to the focus on high volume production business in the quarter ended September 30, 2001, partially offset by weak demand in the quarters ended December 31, 2001 and March 31, 2002. The increase in volume was partially offset by the negative impact of changes in exchange rates of approximately $126,000. SBS expects that Government Group sales in the quarter ending June 30, 2002 will be slightly higher than the quarter ended March 31, 2002. Actual results may vary materially.

For the nine-month period ended March 31, 2002, Government Group Segment Profit increased 13.9%, or $1.1 million from $7.9 million for the nine-month period ended March 31, 2001 to $9.0 million. This increase was primarily due to the gross profit contribution from the increase in sales, favorable gross margins in the quarter ended March 31, 2002 as the Group shipped several high margin orders, and the reduction in R&D material and consulting costs associated with avionics and telemetry development programs that were completed during fiscal 2001. This increase was partially offset by a $1.0 million inventory write-down, restructuring charges, and an increase in SG&A expense. The majority of the inventory write-down was based on the implementation of the new inventory management methodology associated with the consolidation of SBS’ manufacturing operations. The increase in SG&A expense was primarily due to an increase in sales and marketing costs due to SBS’ pro-rata allocation of certain corporate SG&A expenses among segments, based on sales.

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

Sales. For the three-month period ended March 31, 2002, sales decreased 38.8%, or $18.8 million, from $48.5 million for the three-month period ended March 31, 2001, to $29.7 million. Unit shipments increased within the Government Group’s avionics and telemetry product line but declined in the computer processor product line due to weak demand. Unit shipments declined within the Communications Group and the Commercial Group due to continued depressed market and economic conditions and customer delays of shipment dates. However, Commercial Group sales were favorably impacted by approximately $700,000 of sales related to the products acquired from the Essential Communications asset acquisition completed on March 4, 2002. SBS expects fiscal 2003 sales from Essential to be between $4.0 and $5.0 million. SBS expects that consolidated sales in the quarter ending June 30, 2002 will be consistent with the quarter ended March 31, 2002. Actual results may vary materially.

Gross Profit. For the three-month period ended March 31, 2002, gross profit decreased 32.7%, or $7.4 million, from $22.6 million for the three-month period ended March 31, 2001, to $15.2 million. Gross profit as a percentage of sales increased to 51.3% from 46.7% in the three-month period ended March 31, 2001, primarily due to the decline in Communications and Commercial Group product sales, which historically had lower margins than Government Group sales. Additionally, the Government Group shipped several orders with higher than normal profit margins during the three-month period ended March 31, 2002. Based on management’s expectations of sales for the fourth quarter of fiscal 2002, gross profit as a percentage of sales is expected to be slightly lower than the third quarter of fiscal 2002. Actual results may vary materially.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002
(continued)

Selling, General and Administrative Expense. For the three-month period ended March 31, 2002, selling, general and administrative (SG&A) expense increased 20.6%, or $1.7 million from $8.3 million for the three-month period ended March 31, 2001, to $10.0 million. This increase is primarily due to an increase in SBS’ sales personnel associated with the realignment of its business, the addition of a corporate business development department and a corporate business planning and process department, increases in executive compensation, additional information technology department personnel, and depreciation and consulting expenses associated with the implementation of SBS’ customer relationship management system. This increase, combined with the decrease in sales, resulted in an increase in SG&A expense as a percentage of sales to 33.6% in the three month period ended March 31, 2002 from 17.0% in the three-month period ended March 31, 2001.

Research and Development Expense. For the three-month period ended March 31, 2002, research and development (R&D) expense decreased 9.0%, or $457,000 from $5.1 million for the three-month period ended March 31, 2001, to $4.6 million. This decrease was primarily due to a decrease in R&D expenditures within the Communications Group resulting from depressed business conditions, partially offset by an increase in R&D resulting from programs associated with the asset acquisition of Essential Communications. For the three-month period ended March 31, 2002, R&D expense as a percentage of sales increased to 15.6% from 10.5% in the three-month period ended March 31, 2001, primarily due to the decrease in sales volume.

Interest and Other Income (Expense), Net. For the three-month period ended March 31, 2002, net interest and other income of $144,000 consisted primarily of interest income associated with surplus cash. For the three-month period ended March 31, 2001, net interest and other expense of ($109,000) consisted primarily of interest expense associated with borrowings used to fund the acquisition of SDL, partially offset by interest income associated with surplus cash.

Income Tax Expense (Benefit). For the three-month periods ended March 31, 2002 and 2001, income tax expense (benefit) represented effective rates of (69.6)% and 39.0% respectively. A tax benefit related to the net loss was recorded in fiscal 2002 primarily due to SBS’ ability to realize the benefit through tax loss carrybacks to prior periods. The benefit recorded in the three-month period ended March 31, 2002 includes amounts realized from tax planning strategies in excess of previous estimates of approximately $475,000.

Earnings Per Share. For the three-month period ended March 31, 2002, net loss per common share was $(0.03) compared to net income per common share of $0.31 for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2002, net loss per common share-assuming dilution was $(0.03) compared to net income per common share – assuming dilution of $0.29 for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2002, net loss per common share and net loss per common share - assuming dilution, includes a benefit of $0.03 per share due to amounts realized from tax planning strategies in excess of previous estimates.

Review of Business Segments

SBS is managed and operates through three operating segments: the Communications Group, the Commercial Group, and the Government Group.

The following is a discussion of sales to external customers and segment profit for each reportable segment. SBS does not allocate to these segments substantially all of the amortization expense associated with acquisitions, asset impairment charges, substantially all interest income earned on cash balances, interest expense associated with SBS borrowing facilities, acquired in-process research and development charges, and corporate overhead other than corporate sales and marketing costs, This measure of segment profit described above is referred to in this review as “Segment Profit.”

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002
(continued)

Communications Group

For the three-month period ended March 31, 2002, Communications Group sales to external customers decreased 62.2%, or $13.3 million, from $21.3 million for the three-month period ended March 31, 2001 to $8.0 million. This decrease was primarily due to the continued effect of depressed market and economic conditions as well as customer delays of shipment dates. SBS expects that sales in the quarter ending June 30, 2002 will be significantly lower than sales the quarter ended March 31, 2002, primarily due to continued depressed market conditions. Actual results may vary materially.

For the three-month period ended March 31, 2002, Communications Group Segment Loss was ($492,000), compared to Segment Profit of $6.1 million for the three-month period ended March 31, 2001. This decrease was primarily due to the decrease in sales, partially offset by a reduction in R&D expenditures resulting from depressed business conditions, as well as a reduction in SG&A expense, resulting primarily from a reduction in sales and marketing costs due to SBS’ pro-rata allocation of certain corporate SG&A expenses, based on sales.

Commercial Group

For the three-month period ended March 31, 2002, Commercial Group sales to external customers decreased 38.2%, or $5.5 million from $14.2 million for the three-month period ended March 31, 2001 to $8.7 million. Sales of the Group’s general purpose I/O products and computer connectivity and expansion unit products decreased 46.3% and sales of the Group’s system products decreased 27.4%. These decreases were primarily a result of current unfavorable economic and market conditions and several customer delays of shipment dates. The Group’s results were favorably impacted by approximately $700,000 of sales associated with products acquired in connection with the Essential Communications asset acquisition. SBS expects fiscal 2003 sales from Essential to be between $4.0 and $5.0 million. SBS expects that the Group’s sales in the quarter ending June 30, 2002 will be higher than sales in quarter ended March 31, 2002, primarily due to an increase in sales to semiconductor manufacturers. Actual results may vary materially.

For the three-month period ended March 31, 2002, Commercial Group Segment Profit was $189,000, compared to Segment Profit of $2.0 million for the three-month period ended March 31, 2001. This decrease was primarily due to the decrease in sales and additional R&D expense resulting from programs associated with the Essential Communications asset acquisition, partially offset by higher margins, as the Group began to realize benefits from its manufacturing consolidation efforts.

Government Group

For the three-month period ended March 31, 2002, Government Group sales to external customers decreased 1.1%, or $150,000, from $13.0 million for the three-month period ended March 31, 2001 to $12.9 million. Sales of the Group’s avionics and telemetry products increased 7.6%, primarily due to an increase in sales of the PMC2 board and an increase in sales of integrated avionics and telemetry products. Unit shipments of the Group’s computer processor products decreased 6.8%, resulting from weak demand. Sales of computer processor products were also negatively impacted by the effect of changes in exchange rates of approximately $160,000. SBS expects Government Group sales in the quarter ending June 30, 2002 to be slightly higher with the quarter ended March 31, 2002. Actual results may vary materially.

For the three-month period ended March 31, 2002, Government Group Segment Profit increased 34.2%, or $1.0 million from $3.0 million for the three-month period ended March 31, 2001 to $4.0 million. This increase was primarily due to favorable gross margins, as the Group shipped several orders with higher than normal gross margins in the quarter ended March 31, 2002. This was partially offset by an increase in SG&A expense, primarily attributable to an increase in sales and marketing costs due to SBS’ pro-rata allocation of certain corporate SG&A expenses among segments, based on sales.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002
(continued)

Liquidity and Capital Resources

SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $21.0 million at March 31, 2002, an increase of $11.3 million from June 30, 2001. This increase was the result of $16.8 million of cash flow from operations and $1.4 million of proceeds from the exercise of stock options, partially offset by $2.8 million of expenditures for capital equipment, $2.5 million of payments on SBS’ line of credit, $1.0 million expended for the Essential Communications asset purchase, and $0.5 million paid to repurchase shares of SBS’ common stock pursuant to a repurchase plan adopted by the Board of Directors on September 14, 2001 and implemented from September 20 to September 26, 2001. During the nine-month period ended March 31, 2002, accounts receivable declined, consistent with the decline in sales. Inventory declined $18.7 million, $12.4 million of which was due to an inventory write-down (see “Gross Profit” above). The remaining decline was consistent with the decline in sales volume. Liabilities were in line with the current level of business.

As of March 31, 2002, there were no borrowings drawn on SBS’ $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A. (“the Bank”). At March 31, 2002, SBS was out of compliance with the fixed charge coverage ratio covenant of the Agreement, but obtained a waiver from the Bank, commencing on March 31, 2002 and ending on the earlier of May 31, 2002 or the date of execution of an amendment to the Agreement acceptable to the Bank which modifies the fixed charge coverage ratio. SBS and the Bank are currently negotiating this amendment to the Agreement. Management expects to complete the amendment by May 31, 2002, but cannot assure that it will be completed then. Although there were no borrowings under the Agreement at March 31, 2002, the calculation of EBITDA indicates that under the senior funded debt to EBITDA ratio requirement of 1.25 to 1, SBS is currently unable to borrow under the Agreement. If SBS does not obtain an amendment, it will be precluded from borrowing under the agreement for the foreseeable future, or the Agreement may be terminated by the Bank, resulting in substantial limitations on growth by acquisition.

Management believes that SBS’ internally generated funds will be sufficient to finance its current operations and capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible that SBS could require external financing in the future, and that that financing may not be available on terms acceptable to SBS or at all.

For the nine-month period ended March 31, 2002, there was no significant impact from inflation.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
March 31, 2002
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
March 31, 2002
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

Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these standards on SBS’ financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. At March 31, 2002, the amount of unamortized goodwill was approximately $23.7 million. Goodwill amortization for the nine and three months ended March 31, 2002 was $3.4 million and $1.0 million, respectively. Goodwill amortization for the nine and three months ended March 31, 2001 was $3.5 million and $1.2 million, respectively.

Business Outlook

On April 28, 2002 SBS issued a press release announcing a change in senior management and plans for significant SG&A cost reductions, with a goal of returning SBS to profitability as soon as possible. As a result of the senior management change, and in accordance with the Separation Agreement between Grahame E. Rance, former CEO and Chairman of the Board, SBS expects to record a compensation charge of approximately $2.0 million in the quarter ending June 30, 2002. The specifics of the cost reduction plan will be communicated as final decisions are reached over the next few weeks.

Consistent with SBS’ press release dated April 16, 2002, SBS management expects sales for the fourth quarter to be similar to the third quarter. Earnings per share are expected to be similar to the third quarter, excluding the $2.0 million compensation charge, costs associated with SG&A reductions, and the $0.03 per-share benefit from tax planning strategies recognized in the third quarter.

Quantitative and Qualitative Disclosures about Market Risk

SBS’ liquid investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, SBS believes that the market risk related to these investments is minimal. SBS’ revolving credit facility provides for interest on borrowings based on the prime rate or LIBOR in accordance with the LIBOR margin defined in the Agreement. There are no outstanding borrowings under the facility at the date of this report.

SBS, as a result of its German operating and financing activities, is exposed to market risk from changes in foreign currency exchange rates. To date, SBS has not entered into any foreign exchange forward contracts to reduce its exposure to changes in foreign currency exchange rates.

PART II – OTHER INFORMATION

Item 1.		Legal Proceedings – None

Item 2.		Changes in Securities – None

Item 3.		Defaults by the Company upon its Senior Securities – None

Item 4.		Submission of Matters to a Vote of Security Holders – None

Item 5.		Other Information – None

Item 6.		Exhibits and Reports on Form 8-K.

	(a)	Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i	(1)	Restated Articles of Incorporation

03.ii	(1)	Restated and Amended Bylaws

04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.

04.b	(1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.

04.c	(1)	Form of certificate evidencing Common Stock

04.1	(1)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2 and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent

10.bn	(1)	Asset Purchase Agreement dated as of March 4, 2002, by and among SBS Technologies, Inc. Connectivity Products, SBS Technologies, Inc. and Intrusion Inc. with respect to certain assets of its Essential Communications Division

10.bo	(1)	Separation Agreement between Grahame Rance and SBS Technologies, Inc., effective April 26, 2002, dated April 28, 2002

10.bp	(1)	Employment agreements between David Greig and SBS Technologies, Inc., Clarence Peckham and SBS Technologies, Inc., and James E. Dixon, Jr. and SBS Technologies, Inc., effective April 26, 2002, dated May 9, 2002

10.bq	(1)	Employment agreement between Christopher J. Amenson and SBS Technologies, Inc., effective April 26, 2002, dated April 26, 2002

(b)	Reports on Form 8-K – On April 30, 2002, SBS filed Form 8-K, relating to changes in senior management, effective April 26, 2002.

(1)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date: May 15, 2002	/s/ Christopher J. Amenson

Chief Executive Officer and Chairman of the Board

Date: May 15, 2002	/s/ James E. Dixon, Jr.

Vice President, Finance and Administration; Chief Financial Officer, Secretary and Treasurer

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description	Method of Filing

03.i	(1)	Restated Articles of Incorporation	—

03.ii	(2)	Restated and Amended Bylaws	—

04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.	—

04.b	(2)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	—

04.c	(3)	Form of certificate evidencing Common stock	—

04.1	(4)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2, and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent	—

10.bn		Asset Purchase Agreement dated as of March 4, 2002, by and among SBS Technologies, Inc. Connectivity Products, SBS Technologies, Inc. and Intrusion Inc. with respect to certain assets of its Essential Communications Division	filed electronically herewith

10.bo		Separation Agreement between Grahame Rance and SBS Technologies, Inc. effective April 26, 2002	filed electronically herewith

10.bp		Employment Agreements between David Greig and SBS Technologies, Inc., Clarence Peckham and SBS Technologies, Inc., and James E. Dixon, Jr. and SBS Technologies, Inc., effective April 26, 2002, dated May 9, 2002	filed electronically herewith

10.bq		Employment Agreement between Christopher J. Amenson and SBS Technologies, Inc., effective April 26, 2002, dated April 26, 2002.	filed electronically herewith

(1)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Incorporated by reference to Exhibit 4.c, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 1997, and to Exhibit 99.1a of the Registrant’s Quarterly Report on Form 10Q for quarter ended March 31, 1998.