Form 10-K
period 2002-06-30
SBS TECHNOLOGIES INC
filed 2002-09-26
CIK 880208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10981

SBS Technologies, Inc.

(Exact name of registrant as specified in its charter)

New Mexico	85-0359415
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2400 Louisiana Blvd. NE
AFC Building 5, Suite 600
Albuquerque, New Mexico 87110
(Address of principal executive offices including zip code)

(505) 875-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 3, 2002 as reported on The Nasdaq Stock Market® was $62,255,867. Shares of Common Stock held by each officer and director as of September 3, 2002 and by each person who owns 5% or more of the outstanding Common Stock according to filings with the Securities and Exchange Commission dated June 30, 2002 have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 03, 2002, Registrant had 14,602,935 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Part III of this Form 10-K Report: (1) Definitive Proxy Statement for Registrant’s 2002 Annual Meeting of Shareholders to be held November 14, 2002.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-4.1 Rights Agreement
EX-10.c 1997 Employee Incentive Stock Option Plan
EX-10.f 1992 Employee Incentive Stock Option Plan
EX-10.h 1993 Employee Incentive Stock Option Plan
EX-10.i 1993 Director/Officer Stock Option Plan
EX-10.v 1996 Employee Stock Purchase Plan
EX-10.br Employment Agreement - Daniel Moore
EX-10.bs Fourth Modification of Credit Agreement
EX-10.bt Amendment #2 to Lease with Oakview Eagan
EX-10.bu Amendment #1 to Lease with AFC-5 LLC
EX-10.bv Amendment #2 to Lease with AFC-5 LLC
EX-21 Subsidiaries of the Registrant
EX-23.1 Consent of KPMG LLP.
EX-25 Power of Attorney
EX-99.1b Certification of Chief Executive Officer
EX-99.1c Certification of Chief Financial Officer

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED JUNE 30, 2002

i

      All statements in this Form 10-K, other than statements of historical fact, that address future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements include, but are not limited to, expected sales, gross margin, expectations of internally-generated cash flows, new product introductions, and expectations of SG&A and R&D costs. These statements and other forward-looking statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels, defense spending levels, and other items. The forward-looking statements included in this report are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS’ operations, markets, products, services and prices. These forward-looking statements are not guarantees of future performance, and actual results, developments, and business decisions may differ from those expressed or implied by these forward-looking statements.

PART I

Item 1.     Business

     Introduction

      SBS Technologies, Inc. (“SBS”) designs and builds open-architecture embedded computer products that enable original equipment manufacturers (“OEM”) to serve the commercial, communications, enterprise and government markets. SBS’ products are integrated into a variety of applications, including communications networking, medical imaging, industrial automation and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures that system designers can easily utilize to create a custom solution specific to the user’s unique application. SBS’ objective is to continue to capitalize on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. SBS has grown, and intends to continue to do so, through a combination of internal growth and acquisitions. SBS completed ten acquisitions between 1992 and June 30, 2002 that broadened SBS’ product offerings and customer base. SBS achieves internal growth by expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

      SBS was incorporated in New Mexico in November 1986 and began operations in September 1987. SBS’ executive office is located at 2400 Louisiana Boulevard, NE, AFC Building 5, Suite 600, Albuquerque, New Mexico, 87110, telephone number (505) 875-0600. References to “SBS” are to SBS Technologies, Inc. and its consolidated subsidiaries. As of June 30, 2002, SBS had six subsidiaries: SBS Technologies, Inc., Commercial Group (“SBS Commercial”), formerly SBS Technologies, Inc., Modular I/O and SBS Technologies, Inc., Connectivity Products, which merged in May 2002, SBS Technologies, Inc., Government Group (“SBS Government”), formerly SBS Technologies, Inc., Embedded Computers, SBS Technologies, Inc., Industrial Computers (“Industrial Computers”), SBS Technologies, Inc., Communications Products (“Communications Products”), SDL Communications, Inc. (“SDL”) and SBS Technologies, Inc. Foreign Holding Company (“Foreign Holding”). Effective July 1, 2002, the Avionics Products division of SBS was combined with SBS Government. In September 2002, Industrial Computers and SDL merged into Communications Products, at which point the name was changed to SBS Technologies, Inc., Communications and Enterprise Group. SBS Technologies Holding GmbH (“Holding GmbH”) is a subsidiary of Foreign Holding. ortec Electronic Assembly GmbH (“ortec”) is a subsidiary of Holding GmbH. A partnership exists between Holding GmbH, SBS Technologies GmbH & Co. KG (“or”), and the general partner, SBS or Computers Verwaltungs GmbH.

      SBS Technologies®, IndustryPack®, Omnispan® and Denali® are registered trademarks of SBS. PC•MIP® is a registered trademark of MEN Micro, Inc. of Carrollton, Texas, and SBS. SBS has filed trademark applications for Cascade, Reliaspan and dataBLIZZARD. All other trademarks or tradenames referred to in this document are the property of their respective owners.

      The following narrative should be read in conjunction with the Section entitled “Risk Factors.”

     SBS’ Operating Segments and Products

      SBS operates internationally through two operating segments: the Communications and Enterprise Group, and the Commercial and Government Group. These segments were defined during the fourth quarter of fiscal year 2002, in conjunction with the change in the Chief Executive Officer and management’s realignment of operations and market development efforts. To better align similar technologies and selling channels, the former Commercial Group and the former Government Group were combined. The combined group consists of SBS Commercial, SBS Government, or, ortec, and SBS’ Avionics Product division. The Communications and Enterprise Group consists of Communications Products, SDL, and Industrial Computers. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer. The Commercial and Government Group’s primary focus is to serve customers in the medical, semiconductor, aerospace, defense and other commercial markets. The Communications and Enterprise Group serves major telecommunications OEM’s and OEM’s that manufacture and distribute business computing equipment.

     Communications and Enterprise Group Products

      The Communications and Enterprise Group designs and builds high performance embedded system products to serve the needs of communications and enterprise OEM customers. SBS provides a comprehensive portfolio of communication products, which include single board computers, input/ output modules, and fully integrated systems. These products are designed to meet the evolving requirements of communications customers while reducing cost and expediting time to market. These products are based on standard form factor hardware designs such as CompactPCI, PMC, PCI with open standard operating support such as VxWorks and Linux, and consistent driver development kits for ATM, frame relay and other software protocols. SBS’ approach to product engineering and manufacture allows its OEM customers to quickly and efficiently integrate these products using advanced components and software. Typical OEM products in which SBS products are used are optical switches, routers, wireless base stations and access systems, radio network controllers, ATM switches, media gateways, network access servers, test and monitoring equipment, and firewall and security appliances. In fiscal years 2002, 2001 and 2000, sales of these products comprised approximately 30.8%, 49.2%, and 34.3%, respectively, of SBS’ total sales. As of September 1, 2002, 2001, and 2000, backlog orders expected to be filled within the current fiscal year were $6.4 million, $17.7 million, and $40.0 million, respectively. However, SBS has recently experienced order cancellations and requests for extensions of product shipments and may continue to experience these cancellations and extensions, and as a result, shipments of the Communications and Enterprise Group’s current backlog may be delayed or canceled.

     Commercial and Government Group Products

      The Commercial and Government Group designs and builds open-architecture computer components and systems for CompactPCI, PCI, PMC, VME, and PC/104 standard bus architectures. The Group’s product lines include Intel and PowerPC architecture CPU boards, serial and networking modules, analog and digital I/O modules, computer interconnection and expansion units, MIL-STD-1553, ARINC 429, telemetry, and complete computer systems. These products support OEM and end-user applications in semiconductor manufacturing equipment, industrial automation, medical imaging, military and aerospace, and entertainment applications. Standard commercial level products are sold in these segments as well as ruggedized products in the military and aerospace markets. In fiscal years 2002, 2001, and 2000, sales of these products comprised approximately 69.2%, 50.8%, and 65.7%, respectively, of SBS’ total sales. As of September 1, 2002, 2001, and 2000, backlog orders expected to be filled within the current fiscal year were $24.1 million, $16.3 million, and $24.5 million, respectively. However, SBS has in the past experienced order cancellations and requests for extensions of product shipments and may continue to experience these cancellations and extensions, and as a result, shipments of the Commercial and Government Group’s current backlog may be delayed or canceled.

     Segment Financial Data

      See Notes 13 and 14 to SBS’ Consolidated Financial Statements for information about SBS’ industry segments, geographic areas, and major customers.

     Customers and Applications

      SBS’ broad range of products are used by a diversified OEM customer base in a variety of applications including communications networking, medical imaging, industrial automation and military systems. In fiscal 2002, 2001, and 2000, no one customer equaled or exceeded 10% of SBS’ sales. Most of the Communications and Enterprise Group’s customers are OEM’s serving the telecommunications or business computing markets. They use SBS’ products in applications such as wireless base station controllers, optical switches, routers and network monitoring and security applications. The Commercial and Government Group’s customers are primarily OEM’s building products that are used in semiconductor manufacturing, industrial automation, medical imaging, military and aerospace, and entertainment applications, or customers using SBS’ products in applications such as mission critical components in fighter aircraft and ground vehicles, flight and ground simulation, electronic system test solutions, and data link and command and control applications. Examples of these products include semiconductor manufacturing equipment, CT scan and MRI equipment, automotive manufacturing and test equipment, test and measurement equipment, industrial automation equipment, aircraft flight simulators, and audio mixing and video authoring equipment, systems and equipment for military aircraft, military ground vehicles, telemetry equipment, and space exploration applications.

     Sales and Marketing

      SBS markets its products both domestically and internationally utilizing a combination of direct employee sales personnel, independent manufacturers’ representatives, and distributors. As of September 1, 2002, SBS had 104 employees, who typically hold engineering degrees, in sales, marketing and customer relations, 16 U.S.-based independent manufacturers’ representatives and 44 distributors located outside the U.S. Domestically, SBS’ direct employee sales personnel are deployed regionally throughout the U.S. as sales specialists representing their respective operating segments. Internationally, as of September 1, 2002, SBS had three direct sales employees, located in the United Kingdom, Sweden and France. Also, SBS had one direct sales employee located in the United States who supports SBS’ sales and distribution channels in the Far East. Domestically and internationally, the direct employee sales personnel are supported by field application engineers who provide pre-sale technical support to SBS’ customers. All direct employee sales personnel refer opportunities to appropriate product line managers within their respective operating segments. Sales methods vary between SBS’ operating segments. The Commercial and Government Group serves a diverse set of large and small customers. In order to gain access to this diverse customer base, all available selling channels are used. Domestically, the direct employee sales personnel generally sell to the larger OEM opportunities, while manufactures’ representatives sell to the smaller accounts. Internationally, the direct employee sales personnel sell to the larger OEM opportunities, although all quoting, pricing and final order acceptance of international sales of U.S.-built products is controlled domestically. Independent distributors sell to the smaller accounts. The Communications & Enterprise Group sells to a more cohesive customer set generally made up exclusively of large OEM customers. Selling activities to this customer group generally consist of sales by the direct employee sales personnel associated with this Group. All quoting, pricing and final order acceptance for all sales are controlled by the responsible operating Group.

      SBS maintains its primary sales offices in Albuquerque, New Mexico, Raleigh, North Carolina, Carlsbad, California, St. Paul, Minnesota, and Augsburg, Germany. Sales and sales leads are generated through a range of activities, including direct sales calls, identification of participants in key defense and government related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications, and SBS’ web site.

     Research and Development

      SBS invests in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of September 1, 2002, SBS had approximately 144 employees engaged in research and development activities. Of these employees, 73 have technical degrees and 25 have advanced degrees. SBS seeks to combine special-purpose hardware, firmware and software in its products to provide its customers with the desired functionality. SBS’ research and development expense was $18.5 million, $20.1 million and $15.9 million in fiscal 2002, 2001 and 2000, respectively, corresponding to 15.6%, 10.7% and 12.5% of sales, respectively.

      SBS has several trademarks and has filed applications for other trademarks as described in the Introduction above. However, SBS has generally sought only limited patent protection for its technology. Currently, SBS has only one patent issued, expiring in November 2016, and three patents pending. SBS primarily relies on trade secrets for protection of its intellectual property and believes that future financial performance is much more dependent on the timely introduction of new products and technology and on its customer relationships than protection of its intellectual property.

      During fiscal 2002, the Communications and Enterprise Group responded to definite shifts in market demand and technology trends. The Group’s research and development efforts concentrated on improving the breadth of products available as well as the quality of engineering designs. The Group expanded its PowerPC processor portfolio to include several PPC 750FX products (Palomar 1000) with emphasis on high performance, low footprint technologies. Also, the Group introduced a dual processor PMC supporting 512MB of SDRAM and a multi-function bridge. In addition, the Group developed two compliant PICMG 2.16 compatible Compact PCI single processor blades, one based on the IBM 750FX technology (Olympus 2100) and one based on the mobile Pentium III processor (CT8). The Olympus 2100 is unique in its capability to host two PMC sites, supporting basic packet switching functions through on-board packet memory. The Group also expanded its systems capabilities with the development of a PICMIG 2.16 compatible chassis supporting multiple products, including a system controller (Olympus 1000), a multi-port broadband switch (Sabre 2000) and additional processing blades (Olympus 2100). New technologies continue to be designed for launch in the coming year. SBS expects these to increase the ease in which the broad selection of SBS WAN I/O and processor PMC technology can be embedded in communication equipment based on PIGMG 2.16 and PICMG 3 standards. During 2002, the Group moved into the packet processing market with the development of a voice-over ATM Compact PCI product currently supporting voice and message inter-connect in the wireless market. An announced partnership with Spectrum Signal Processing Inc., a vocoder supplier, will enable deployment of voice-over IP capabilities ranging from DS-3 to products to include support for the WAN portfolio in a common framework, making these products easier and cheaper to integrate with customer’s applications.

      During fiscal 2002, the Commercial and Government Group’s research and development efforts concentrated on improvement of existing technology, as well as the introduction of new products and technology. In the avionics product line, four new versions of MILSTD 1553 products were introduced in PMC, VME and CompactPCI formats, along with a new graphical interface for the PASS 1553 software. By adding these new 1553 products, SBS increased its product line targeted at the avionics test marketplace. The Group also developed conduction-cooled versions of the 1553 and ARINC 429 PMC boards as well as the CompactPCI 1553 board. These conduction-cooled versions of the product are used in the Group’s systems offerings for not only avionics based platforms, but ground based platforms as well. In addition, two new DSP based industrial I/O products were developed, also for use in systems applications. The Group also expanded its single board computer products with a new release of the VG4, RL4 and CK3 PowerPC based products. All of these products are used in military systems as well as commercial applications. The Group continued to expand the Ethernet and Fibre Channel product offerings with faster Fibre Channel interfaces and by introducing multiple (4) channel gigabit Ethernet PMC boards. The Group extended the breadth of the Ethernet and Fibre Channel product line by adding PMC and CompactPCI board formats. Fibre Channel and the Ethernet products are used in both commercial and government applications. New technology products added by the Group during fiscal 2002 include the addition of HIPPI (high performance parallel interface) products for high performance computer interconnection and the introduction of new InfiniBand® products.

HIPPI is a product line that the Group expanded with a new PCI version of the HIPPI interface that supports 3.3 volt operation. This is required to support the newer Silicon Graphics workstation and other high-end PCI machines. InfiniBand is a communications standard for high bandwidth data-transfer between servers and I/O devices. The InfiniBand standards are new and the Group is providing key products to enable customers to add InfiniBand capability to their product lines.

     Suppliers

      SBS uses contract manufacturing to produce substantially all of its U.S.-built board-level products. SBS obtains parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provides these parts and boards as kits to contract manufacturing companies that fabricate SBS’ products. Following manufacturing, SBS performs test, packaging and support functions for its products. During fiscal year 2002, SBS moved and consolidated the majority of its test, packaging and support functions previously performed at the Newark, California facility, the Albuquerque, New Mexico facility, and the Raleigh, North Carolina facility to the St. Paul, Minnesota facility. In addition, these same functions previously performed at the Mansfield, Massachusetts facility were moved and consolidated into the Carlsbad, California facility. SBS has begun complete turnkey outsourcing to contract manufacturers, although it is for a small portion of its total production. SBS reduces dependence on a particular contract manufacturer by using multiple contract manufacturers for many of SBS’ products.

      SBS’ German operation manufactures approximately 70% of its board-level products at its Mindelheim facility, using contract manufacturers for its OEM production business and certain ruggedized and military applications.

     Competition

      The embedded computer industry is highly competitive and fragmented, and SBS’ competitors differ depending on product type, company size, geographic market and application type. Consolidation within the communications, capital equipment and defense industries has resulted in increased competition and may result in an increase in pricing pressure across SBS’ product lines. SBS believes it differentiates itself from its competition based on the following:

•	broad product line,

•	willingness to adapt products to customer needs (customization),

•	after sale support, and

•	maintaining long-term customer relationships.

      SBS’ competition in each of its operating segments is described below.

      The Communications and Enterprise Group’s CPU product line competes against other suppliers of CPU boards based on PowerPC and Intel microprocessor technology, including Motorola, Inc., Force Computers, Inc. (a wholly-owned subsidiary of Solectron Corporation), RadiSys Corporation, Artesyn Technologies, Inc., Ziatech Corporation (a wholly-owned subsidiary of Intel Corporation) and others. The WAN I/O products compete with other suppliers of similar products supplying the telecommunications and data communications segment of the embedded computer market. They include companies such as Performance Technologies, Incorporated, Digi International, Inc., and Dialogic Corporation (a subsidiary of Intel Corporation). The systems and enclosure products compete with other suppliers of special purpose PC and CompactPCI platforms, enclosures and turnkey systems, such as Force Computers, Inc., RadiSys Corporation and Motorola, Inc.

      The Commercial and Government Group’s IP, PMC and PC•MIP I/O modules have two classes of competition. The first class includes companies that compete directly by selling these products. The second class includes companies that compete with these products using a different implementation to provide functionally equivalent products. Competitors in each of these classes include Acromag, Inc., Systran, Inc., VMIC, Inc., and a few small companies. Companies that directly compete in the PMC Ethernet market include Znyx Networks, Inc. and Ramix, Inc. The Group’s computer expansion unit product line competes directly with Mesa Ridge Technologies, Inc. dba Magma (a subsidiary of Mobility Electronics, Inc.) and indirectly with personal computer manufacturers that offer specialized computer motherboards with increasing numbers of PCI slots. The Fiber Channel product line competes directly with Systran, Inc., VMIC, Inc. and in some instances widely available SAN hardware. Specialized products such as bus adapters and dataBLIZZARD have no direct competitors. The Group’s CPU products primarily compete with other suppliers of CPU boards based on Intel and PowerPC microprocessor technology serving the embedded computer market, such as Force Computers, Inc. (a subsidiary of Solectron Corporation), RadiSys Corporation, VMIC, Inc. and XYCOM, Inc. In the ruggedized computer board and system market primarily serving military customers, the Group’s main competitors are DY4 Systems, a business unit of Force Computers, Inc. (a subsidiary of Solectron Corporation) and Radstone Technologies PLC. The Group’s avionics interface products compete with other companies such as Ballard Technologies, Inc., Data Devices Corporation, Excalibur Technologies Corporation, Condor Engineering, Inc. and Gesellschaft Fur Angewandte Informatik und Mikroelekemik GmbH. The Group’s telemetry products compete with suppliers such as AVTECH Systems, Inc., L3 Communications, Inc. and the Veridian Systems division of Veridian Corporation.

Employees

      As of September 1, 2002, SBS had approximately 446 employees at its eight locations: Albuquerque, New Mexico; Carlsbad, California; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; Mansfield, Massachusetts; and Augsburg and Mindelheim, Germany. Of these employees, 63 were in executive and administrative positions; 104 were in sales, marketing and customer relations; 144 were in research and development; 124 were employed in support of ongoing production, and 11 were employed on a part-time basis.

Risk Factors

      Statements in this Report about SBS’ outlook for its business and markets, such as projections of future performance, statements of management’s plans and objectives, and forecasts of market trends and other matters, are forward-looking statements that involve risks and uncertainties. SBS’ actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below:

      SBS’ period to period sales and operating results have fluctuated, and may continue to fluctuate significantly, which has caused, and may continue to cause, volatility in the market price for its common stock. SBS has experienced fluctuations in its period to period sales and operating results in the past, and management expects that fluctuations will occur in the future. SBS’ sales, on both an annual and a quarterly basis, can fluctuate as a result of a variety of factors, many of which are beyond its control and which it may not be able to predict. These factors include:

•	the timing and volume of customer orders and delays,

•	success in achieving design wins in which SBS’ products are designed into those of SBS’ customers,

•	manufacturing delays,

•	delays in shipment due to component shortages,

•	cancellations of orders,

•	changes in the mix of products sold,

•	the rate of introduction of new products,

•	ability to maintain appropriate inventory levels,

•	excess or obsolete inventory and changes in valuation of inventory,

•	cyclicality or downturns in the markets served by SBS’ customers, including significant reductions in defense, communications and capital equipment expenditures,

•	political, legal, regulatory and economic conditions and developments in the areas of the world in which SBS operates or into which SBS might expand its operations,

•	competition from new technologies and other companies,

•	variations in sales channels, product costs and the mix of products sold, and

•	economic disruptions due to terrorist activity.

      Because fluctuations in operating results have happened in the past, and may continue to happen in the future, SBS believes that comparisons of the results of its operations for preceding quarters and fiscal years are not necessarily meaningful, and that investors should not rely on the results for any one quarter or year as an indication of how SBS will perform in the future. Investors should also understand that, if SBS’ sales or earnings for any quarter or year are less than the level expected by securities analysts or the market in general, the market price for SBS’ common stock has been in the past, and may be, in the future, subject to an immediate and significant decline.

      SBS’ sales have been, and may to continue to be, significantly reduced due to the currently depressed communications and capital equipment markets and may be further limited if anticipated increases in defense spending do not occur or if defense spending is reduced. SBS has derived a significant portion of its sales from products for communications and capital equipment applications and directly or indirectly from the U.S. Department of Defense. The communications and capital equipment markets are characterized by intense competition and rapid technological change. The communications market grew rapidly in the late 1990’s, but is currently experiencing significantly depressed conditions as to which management has no immediate expectations of recovery. After over a decade of downward trends, the current defense budget outlook is one of growth. However, Congress may not approve increased defense funding. Any increased funding may not be available for hardware procurements or increased research and development spending, and SBS may not win any contracts funded by any budgetary increases. In addition, significant consolidation in the defense industry has reduced the number of defense contractors, resulting in increased competition for companies like SBS in establishing customer relationships with defense contractors. If spending by the Department of Defense declines, or if consolidation in the defense industry continues, SBS may be unable to maintain existing customer relationships or establish new relationships with defense contractors. Even if SBS is successful in maintaining existing customers and establishing new customer relationships with defense contractors, sales of SBS’ products to those customers may be reduced as a result of any Department of Defense spending cutbacks.

      If SBS’ sales do not increase, or if they continue to decline, SBS could experience difficulty in obtaining debt or equity financing. Contraction and declines in the markets SBS serves has had and may continue to have an adverse impact on SBS’ sales and income. During fiscal 2002, and at June 30, 2002, SBS incurred losses that caused it to be in default of its bank credit facility covenants, resulting in the inability to borrow under the facility. On September 20, 2002, SBS canceled its bank credit facility. SBS may require external financing in the future, and that financing may not be available on terms acceptable to SBS or at all. In addition, continuing losses would likely impede SBS’ ability to raise funds through the sale of debt or equity securities.

      If SBS does not persuade OEM’s to use its products instead of those of other suppliers, SBS’ sales could be harmed. SBS’ sales depend, in part, on its ability to obtain and maintain design wins for its components from OEM’s. OEM’s that do not currently integrate SBS’ components into their products may not be willing to purchase components from SBS because the cost of integrating new components into their products may be more expensive than continuing to use existing components. OEM’s currently using SBS’ components may elect to use another supplier’s components if the other supplier’s designs are superior to SBS’ designs. Also, OEM’s currently integrating SBS’ components may redesign their products in a manner that no longer requires SBS’ components. If SBS fails to maintain existing design wins or to achieve new design wins, SBS’ sales could be reduced.

      SBS might have to expend substantial funds to redesign its technology because of changes in industry standards, customer preferences or technology. Most of SBS’ products are developed to meet industry standards that define the basis of compatibility in operation and communication of a system supported by different vendors. These standards are continuing to develop. If these standards are eliminated or changed, the design of SBS’ products could be inappropriate or obsolete, and SBS could be required to undertake costly redesign and research and development efforts. SBS’ sales also depend in part on the ability to develop state of the art products that comport with changing customer preferences. SBS may, or may not, be successful in developing these products in a timely manner, or in selling the products it develops. SBS’ sales could significantly decrease, and its products could become obsolete, if SBS fails to adapt timely to changing industry standards, advances in technology, or customer preferences.

      SBS’ business depends upon continually introducing new and enhanced products and solutions for business needs. The development or adaptation of products and technologies requires SBS to commit financial resources, personnel and time well in advance of sales. In order to compete, SBS’ decisions with respect to those commitments must accurately anticipate both future demand and the technology that will be available to meet that demand.

      To grow, SBS must persuade customers to outsource their component needs. Many of SBS’ potential customers design and manufacture embedded computer components internally, which they may view as a cost-savings over purchasing these components from suppliers like SBS. To increase its sales, SBS needs to persuade them that use of SBS’ components and services is cost-effective.

      Increased market acceptance of SBS’ products also depends on a number of other factors, including:

•	the quality of its design and production expertise,

•	the increasing use and complexity of embedded computer systems in new and traditional products,

•	the expansion of markets that are served by embedded computers,

•	time to market requirements of SBS’ products,

•	the assessment by SBS’ customers of direct and indirect cost savings, and

•	SBS’ customers’ willingness to rely on SBS for mission-critical applications.

      SBS faces significant competition. The embedded computer industry is highly competitive and fragmented. SBS’ competitors differ depending on product and market type, company size, geographic market and application type. SBS faces competition in each of its operating segments.

      Competition in all of SBS’ operating segments is based on:

•	performance,

•	time-to-market,

•	customer support,

•	product longevity,

•	existing customer relationships,

•	supplier stability,

•	price,

•	breadth of product offerings, and

•	reliability.

      Many of SBS’ existing and potential competitors are bigger companies that have a number of significant advantages over SBS, including:

•	significantly greater financial, technological and marketing resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements,

•	established relationships with customers or potential customers, which can make it harder for SBS to sell its products to those customers,

•	a longer operating history, and

•	more extensive name recognition and marketing capability.

      In addition, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

      Because of increased competition, SBS might encounter significant pricing pressures across its product lines. These pricing pressures could result in significantly lower average selling prices and reduced profit margins for SBS’ products. SBS may not be able to offset the effects of any price reductions with an increase in the number of its customers, cost reductions or otherwise. SBS cannot assure investors that it will be able to compete effectively in its current or future markets.

      SBS purchases many of the components it uses from third party suppliers who may discontinue or change their products or have insufficient supply. Many of SBS’ products contain state-of-the-art electronic components. SBS depends upon third parties for its supply of many of these components. SBS obtains some of these components from a sole supplier or a limited number of suppliers, for which alternate sources may be difficult to locate. SBS has experienced, and may continue to experience, component part shortages, and has in the past built, and may in the future build, inventory of these components. Moreover, suppliers may discontinue or upgrade some of the products incorporated into SBS’ products, which could require SBS to redesign a product to incorporate newer or alternative technology. SBS’ inventory of component parts may become obsolete, which has in the past and may in the future result in cost write-downs. Although SBS believes that it has arranged for an adequate supply of components to meet its short-term requirements, SBS does not have contracts for all components that would assure availability and price. If sufficient components are not available when SBS needs them, SBS’ product shipments could be delayed, which could affect its sales during certain periods as well as lead to customer dissatisfaction. If enough components are not available, SBS might have to pay premiums for parts in order to make shipment deadlines. Paying premiums for parts or building inventory of scarce parts, or having SBS’ existing inventory become obsolete, could lower or eliminate its profit margin, reduce its cash flow, and otherwise harm its business.

      SBS uses contract manufacturers to produce substantially all of its U.S-built board-level products and so is dependent on their timeliness, quality, and availability. SBS obtains parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provides these parts and boards as kits to contract manufacturing companies that fabricate SBS’ products. Many of the contract manufacturers utilized by SBS are small companies with limited capital resources. SBS reduces dependence on a particular contract manufacturer by using multiple contract manufacturers for many of its products, although there is no assurance that SBS will not experience delays in obtaining product from contract manufacturers. If it becomes necessary for SBS to move its production to new contract manufacturers due to non-performance by current contract manufacturers, additional delays in obtaining product could be incurred, as qualifying new contract manufacturers is costly and time-consuming. If SBS is unable to meet its customer’s delivery requirements due to delays in obtaining product from contract manufacturers, SBS’ sales and results of operations could be materially reduced.

      SBS’ products have lengthy sales cycles that require SBS to expend resources in advance of receiving revenue. SBS’ customers typically require several months to test and evaluate SBS’ products before designing their products to incorporate SBS’ components. Once SBS’ customers have determined to use SBS’ components, they may require several more months to begin volume production of products incorporating these components. Because of this lengthy sales cycle, SBS may experience delays from the time it increases its operating expenses and its investments in inventory until the time that SBS generates sales from these components. SBS may never generate sales from components after incurring development expenses if SBS’ customers decide not to purchase them. Even if SBS’ customers select SBS’ components to incorporate into their products, SBS’ customers may not market or sell their products successfully.

      SBS is subject to order and shipment uncertainties that could harm its operating results. SBS typically sells its products pursuant to purchase orders that customers can cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause SBS to hold excess inventory that may not be salable to other customers at commercially reasonable terms, which could reduce its profit margins and restrict its ability to fund its operations.

      SBS has limited patent protection covering its technology, and SBS may not be able to protect its intellectual property. Disputes could be expensive. SBS’ success depends, in part, on its ability to develop and protect its intellectual property. SBS has sought only limited patent protection for its technology. SBS currently has one patent issued and three patents pending. SBS cannot guarantee that its pending patents will be issued, or that if issued, its pending or existing patents will be enforced in a court of law if challenged. Patent applications in the United States are not publicly disclosed until the patents are issued. Therefore, undisclosed U.S. patent applications that relate to SBS’ products and technology may have been filed. Also, SBS cannot be certain that foreign patents have not or will not be issued that would harm its ability to commercialize its current and future products. Even as SBS obtains patent protection for its intellectual property, third parties could independently develop and patent equivalent or superior products or technology, in which case SBS may be required to obtain licenses to that technology from those parties.

      In addition to patent rights, SBS relies upon trade secret laws, industrial know-how and employee confidentiality agreements to protect its intellectual property. Third parties or employees may breach SBS’ agreements with them or otherwise attempt to disclose, obtain or use SBS’ products and technologies. Further, if consultants, employees and other parties apply technological information developed independently, by them or others, to SBS’ projects, disputes may arise as to the proprietary rights to that information. Those disputes may not be resolved in SBS’ favor.

      SBS may not be able to obtain court enforcement of its agreements, which would leave SBS with inadequate remedies to protect its intellectual property rights. This is particularly true in foreign countries, where laws or law enforcement practices often do not protect intellectual property as fully as in the United States.

      SBS enters into contracts with OEM’s which typically provide for broad indemnification of the OEM’s against allegations of infringements of intellectual property rights arising from SBS’ products, including costs of defense. SBS does not carry insurance covering any such claims. Any such claim or claims could materially affect the financial condition of SBS.

      SBS may have to litigate to enforce or defend its intellectual proprietary rights. In addition, companies frequently sue other companies as a means of delaying the introduction of a competitor’s products or technologies. Any litigation, regardless of outcome, including any interference proceeding to determine priority of inventions, oppositions to patents in foreign countries, or litigation against SBS or any SBS indemnified OEM, may be costly and time consuming. Further, if it were ultimately determined that SBS’ claimed intellectual property rights are unenforceable, or that its products infringe on the rights of others, SBS may be required to pay past royalties or obtain licenses to use technologies. SBS may not be able to obtain licenses for these technologies on commercially reasonable terms, or at all.

      SBS’ success depends, in part, on its ability to identify and to acquire and successfully integrate new businesses. A major element of SBS’ business strategy is to pursue acquisitions that either expand or complement its business. SBS has increased the scope of its operations through the acquisition of ten businesses and product lines since 1992. Where business conditions permit, SBS intends to continue to pursue actively acquisition opportunities, including some that could be material and that may become available in the near future. This acquisition strategy may pose additional risks to SBS, including:

•	SBS might not be able to identify or acquire acceptable acquisition candidates on terms favorable to it, and in a timely manner.

•	SBS’ management and financial controls, personnel, and other corporate support systems might not be adequate to manage the increase in the size and the diversity of scope of its operations as a result of acquisitions and to integrate effectively acquired businesses.

•	SBS’ acquisitions might not increase its revenue or earnings and the companies acquired might not continue to perform at their historical levels.

•	SBS may use cash for acquisitions that would otherwise be available to fund SBS’ operations or to use for other corporate purposes.

•	SBS’ shareholders may experience dilution if SBS uses its capital stock to pay for acquisitions, and

•	SBS’ debt burden will increase as a result of any borrowings SBS may make to pay for acquisitions.

      SBS may need to raise additional capital to fund its operations and to complete acquisitions. SBS depends on cash flow from operations to fund its operations and pay for its acquisitions. If SBS experiences decreased sales, increased expenses, or a combination of the two, it may need to raise additional capital to fund its operations or acquire other businesses. If SBS decides to do so, SBS could attempt to issue debt securities or capital stock. SBS may not be able to sell these securities, particularly under the current market conditions. Even if SBS were successful in finding buyers for its securities, the buyers could demand commercially unreasonable terms. For example, if SBS had to sell debt securities, it might be forced to pay high interest rates or agree to onerous operating covenants, which could in turn harm SBS’ ability to operate its business by reducing its cash flow and increasing restrictions on its operating activities. If SBS were to sell its capital stock, SBS might be forced to sell shares at a depressed market price, which could result in substantial dilution to its existing shareholders. In addition, any shares of capital stock SBS may issue may have rights, privileges, and preferences superior to those of SBS’ common shareholders. If SBS is unable to raise additional capital on commercially reasonable terms, it may be required to reduce its operations and delay or terminate any potential acquisitions plans, which would harm SBS’ ability to grow.

      SBS’ earnings have been, and could continue to be, adversely affected because of charges resulting from acquisitions, or an acquisition could reduce shareholder value. As part of SBS’ strategy for growth, SBS acquires compatible businesses. In accounting for a newly acquired business, SBS is, in many cases, required to amortize, over a period of years, certain identifiable intangible assets. Although usually the acquired business’ current operating profit offsets the amortization expense, a decrease in the acquired business’ operating profit could reduce SBS’ overall net income and earnings per share. Changes in future markets or technologies may require SBS to amortize intangible assets faster and in such a way that SBS’ overall financial condition or results of operations are harmed. During fiscal year 2002, changes in economic and/or business conditions caused impairment of goodwill and other intangibles acquired in an acquisition, resulting in a significant charge against SBS’ earnings. If economic and/or business conditions do not improve, SBS may incur additional impairment charges against earnings in the future. SBS may also be required, under generally accepted accounting principles, to charge against earnings upon consummation of an acquisition the value of an acquired business’ technology that does not meet the accounting definition of “completed technology.” An acquired business could reduce shareholder value if it should generate a net loss or require invested capital.

      SBS may expend resources without receiving benefit from strategic alliances with third parties. From time to time, SBS may enter into strategic alliances to deliver solutions to its customers. These alliances are typically formed to provide products or services that SBS does not provide in its core businesses. SBS may expend capital and resources on these alliances but may not receive any immediate or long-term return or economic benefit from them.

      SBS depends on its employees for success. SBS’ ability to maintain its competitive position and to develop and market new products depends, in part, upon its ability to retain key employees and to recruit and retain additional qualified personnel, particularly engineers. Competition for qualified employees in the computer industry is intense. If SBS is unable to retain and recruit key employees, SBS’ product development and marketing and sales could be harmed.

      SBS is subject to significant product liability risk. SBS’ products and services could subject SBS to product liability or government or commercial warranty claims. SBS maintains primary product liability insurance for its non-aviation products with a general aggregate limit of $1.0/$2.0 million per occurrence and a $50.0 million excess umbrella policy. SBS maintains, for its aviation products, a $100.0 million liability insurance policy, per occurrence. SBS’ products are widely used in a variety of applications. If a claim is made against SBS, SBS’ insurance coverage might not be adequate to pay for SBS’ defense or to pay for any award, in which case SBS would have to pay for it. Also, as a result of the terrorist attacks of September 11, 2001, the cost of insurance coverage has significantly increased. In the future, SBS might not be able to continue its insurance coverage at desired levels, for premiums acceptable to SBS. If a litigant were successful against SBS, a lack or insufficiency of insurance coverage could significantly harm SBS’ financial condition.

      SBS faces political, economic and regulatory risks associated with its international sales and operations not faced by businesses operating only in the United States. SBS sells its products in countries throughout the world from its United States and German based operations. SBS intends to continue to expand its operations and sales outside the United States. SBS’ international operations and sales subject SBS to risks not experienced by companies operating only in the United States, including:

•	increased governmental regulations,

•	export and import controls,

•	political, economic and other uncertainties, including, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, standards and tariffs, and taxation policies,

•	international monetary fluctuations that may make payment more expensive for foreign customers who may, as a result, limit or reduce purchases,

•	exposure to different legal standards, particularly with respect to intellectual property,

•	longer accounts receivable collection cycles,

•	trade disputes or new trading policies that could limit, reduce, disrupt or eliminate SBS’ sales and business prospects outside the United States, and

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

      Exchange rate fluctuations could reduce SBS’ earnings when stated in U.S. Dollars. Substantially all of SBS’ U.S. export sales to date have been denominated in United States dollars and substantially all sales generated by SBS’ subsidiary based in Germany have been denominated in Euros. However, some sales in the future may be denominated in other currencies. Any decline in the value of other currencies in which SBS makes sales against the United States dollar or Euro will have the effect of decreasing SBS’ consolidated earnings when stated in United States dollars. SBS has not in the past, but may in the future, engage in hedging transactions that could have the effect of minimizing the risks associated with these types of currency fluctuations but could have adverse consequences to SBS.

      SBS’ common stock price can be volatile because of several factors, including a limited public float. During the twelve-month period ended June 30, 2002, the sale price of SBS’ common stock fluctuated from $9.94 to $20.05 per share. SBS believes that its common stock is subject to wide price fluctuations because of several factors, including:

•	quarterly and annual fluctuations in SBS’ operating results,

•	a relatively thin trading market for SBS’ common stock, which causes trades of small blocks of stock to have a significant impact on SBS’ stock price,

•	announcements of new technologies by SBS, its competitors or customers,

•	general conditions in the markets served by SBS,

•	fluctuations in earnings of SBS’ competitors,

•	changes in earnings estimates or investment recommendations by securities analysts,

•	general volatility of the stock markets and the market prices of other publicly traded companies,

•	economic disruptions due to terrorist activity, and

•	investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting.

      SBS is subject to credit risk. Credit risk is inherent in SBS’ commercial activities. Credit risk relates to the risk of loss resulting from a customers failure to pay in accordance with contractual obligations. The majority of SBS’ sales are on open account, typically with 30 to 60 day payment terms without any down payment or security. Many of SBS’ customers and potential customers in various markets, including the communications market, have had the credit ratings of their debt reduced. As a result, some of SBS’ customer’s creditworthiness may be reduced, which could pose a heightened risk of bankruptcy or delayed payment that could affect SBS’ earnings and cash flow.

      SBS may be subject to liquidity concerns. For a discussion of factors affecting SBS’ sources of cash and liquidity, please read the Liquidity and Financial Condition section of Item #7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      SBS is subject to the effects of terrorist attacks and acts of war. SBS is currently unable to measure the ultimate impact of the terrorist attacks of September 11, 2001 on its industry and the United States economy as a whole. The uncertainty associated with the retaliatory military response of the United States and other nations and the risk of future terrorist activity may impact SBS’ results of operations and financial condition in unpredictable ways. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could adversely affect the economy of the United States and other countries. A lower level of economic activity could result in a decline in demand for SBS’ products that could adversely affect SBS’ sales and earnings and limit SBS’ future growth prospects. The terrorist attacks and the associated uncertainties have caused, and may continue to cause, adverse changes in the insurance markets. The cost of, and scope of, insurance have become more uncertain as a result of the terrorist attacks of September 11, 2001 and other factors. In the future, if SBS is unable to obtain adequate insurance coverage or if it must pay additional significant increases in the cost of insurance, SBS’ future results of operations could be materially impacted.

Item 2.     Properties

      SBS leases office and manufacturing space in Albuquerque, New Mexico, Carlsbad, California, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, Mansfield, Massachusetts, Madison, Wisconsin, and Augsburg and Mindelheim, Germany. SBS’ standard practice is to obtain all of its facilities through operating leases. SBS maintains an insurance plan covering all its facilities and contents.

      The Albuquerque, New Mexico leased facility consists of approximately 42,500 square feet located in a multi-floor office building. This facility houses the sales and engineering functions of SBS’ Commercial and Government Group’s avionics interface and telemetry product lines, as well as certain test, packaging and support function for these product lines. The Albuquerque facility also serves as SBS’ corporate headquarters. The lease term for approximately 39,000 square feet of the Albuquerque, New Mexico facility runs through June 30, 2005, with an option to extend the term for an additional five years, and the lease term for approximately 3,500 square feet terminates on January 31, 2004. Management believes that this facility will be sufficient to serve SBS’ needs through the term of the lease.

      SBS’ general purpose I/ O engineering team, which supports the Commercial and Government Group, is located in Newark, California. The approximate 27,000 square foot facility, which is leased for a five-year term expiring November 30, 2004, is a one story, multi-tenant building in a business park. It consists of approximately 18,000 square feet of office space and approximately 9,000 square feet of manufacturing space. In August 2001, SBS moved and consolidated this facility’s test, packaging and support functions with the SBS St. Paul, Minnesota facility, creating excess capacity at this facility. SBS is actively attempting to sub-lease this facility, and if successful, will move the general purpose I/ O engineering team to a smaller facility in the immediate Newark, California area.

      SBS’ Commercial and Government Group Intel and PowerPC CPU sales and engineering functions are located in Raleigh, North Carolina which leases an 11,000 square foot one story multi-tenant facility. The lease expires on November 30, 2002. Management is currently negotiating a renewal of this lease.

      SBS’ St. Paul, Minnesota facility consists of approximately 43,650 square feet, located in a business park. This facility consists of approximately 18,850 square feet of office space occupied by the Commercial and Government Group’s sales and engineering functions for its connectivity, expansion and general purpose I/ O products, and 24,800 square feet of production and warehouse space utilized by SBS as its production center for its computer connectivity and expansion unit products, general purpose I/ O products, avionics interface products, and all U.S. built Intel based CPU products. The lease expires on January 31, 2006. Management believes that this facility will be sufficient to serve its needs through the term of the lease.

      SBS’ Communications and Enterprise Group WAN I/ O engineering team is located in Mansfield, Massachusetts. The approximate 31,200 square foot facility, which is leased for a five-year term expiring on June 14, 2005, is a one-story multi-tenant building in a business park. In August 2001, SBS moved and consolidated the test, packaging and support functions for its WAN I/ O products from the Mansfield facility to its Carlsbad, CA facility, creating excess capacity in Mansfield. Currently, management intends to occupy this facility through the term of the lease.

      SBS’ Communications and Enterprise Group leases, in Carlsbad, California, an approximate 75,200 square foot facility, located in a business park, consisting of approximately 32,000 square feet of office space and approximately 43,200 square feet of test, packaging and support space. The lease term is for seven years expiring in April 2006, plus one option to extend the lease for three additional years. Management believes that this facility will be sufficient to serve the needs of these operations through the term of the lease. The Group also leases, in Madison, Wisconsin, approximately 7,200 square feet of a 90,000 square foot multi-floor office building with the lease expiring on April 30, 2006. In July 2002, the Group vacated the Wisconsin facility and is activity attempting to sublet this location.

      SBS leases, in Augsburg, Germany, a six floor building, consisting of approximately 30,000 square feet of office, test, packaging and support areas for its or operations. The lease has a term of ten years expiring December 31, 2005. Management believes that the facility is sufficient to serve the needs of the or operations through the term of the lease. In addition, SBS leases, on a month-to-month basis, approximately 5,000 square feet of manufacturing space in a multi-use facility in Mindelheim, Germany for its ortec operations. Management believes that the facility is sufficient to serve the needs of ortec for the foreseeable future.

Item 3.     Legal Proceedings

      Subsequent to June 30, 2002, SBS received notice of a claim for patent infringement regarding the sale of SBS’ PCMCIA product line. Management is currently evaluating the claim. Due to the uncertainty regarding the ultimate outcome of this matter, SBS is currently unable to determine an estimate of the amount or range, if any, of potential loss. However, management believes the outcome of this matter will not have a material impact on SBS’ financial position.

      SBS is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS. SBS is not a party to, and none of its property is subject to, any material pending legal proceedings. SBS knows of no material proceedings contemplated by governmental authorities.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth the price range (adjusted for two-for-one stock split declared August 18, 2000) of trading in SBS’ Common Stock as reported on The Nasdaq Stock Market for each full fiscal quarter within the last two fiscal years:

	High	Low

First Quarter Fiscal 2001	$26.219	$16.000
Second Quarter Fiscal 2001	35.563	18.250
Third Quarter Fiscal 2001	38.000	13.688
Fourth Quarter Fiscal 2001	24.790	12.000
First Quarter Fiscal 2002	20.050	9.990
Second Quarter Fiscal 2002	17.500	9.940
Third Quarter Fiscal 2002	16.000	11.760
Fourth Quarter Fiscal 2002	15.300	11.513

      SBS’ Common Stock is traded on The Nasdaq Stock Market using the symbol SBSE.

      Based on data provided by SBS’ transfer agent and The Depository Trust Company, management believes that as of September 3, 2002, the number of share owner accounts of record, as defined by Rule 12g5-1 of the Exchange Act, was approximately 230, at which date the closing market price of SBS’ common stock was $7.23 per share.

      SBS has not paid any cash dividends on its Common Stock. Management’s current policy is to retain earnings, if any, for use in SBS’ operations and for expansion of the business. No dividend payments are anticipated in the foreseeable future (see “Management’s Discussion and Analysis: Liquidity and Financial Condition”). In addition, under the terms of SBS’ Credit Agreement with Bank of America, N.A., (“Bank”) as amended, SBS is prohibited from declaring dividends without the Bank’s permission.

Item 6.	Selected Financial Data

      The following selected financial data for the years ended June 30, 1998 through June 30, 2002 have been derived from the audited consolidated financial statements of SBS. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended June 30

	2002	2001	2000	1999	1998

	Thousands
Sales	$118,856	$187,180	$128,189	$105,999	$74,214
Net income (loss)	$(24,360)	$17,184	$8,903	$12,278	$10,090
Net income (loss) per common share	$(1.67)	$1.23	$0.71	$1.05	$0.90
Net income (loss) per common share — assuming dilution	$(1.67)	$1.14	$0.66	$1.00	$0.82
Total assets	$125,648	$147,172	$133,160	$92,008	$74,315
Total liabilities	$12,002	$13,376	$34,146	$14,780	$10,051
Total stockholders’ equity	$113,646	$133,796	$99,014	$77,228	$64,264

Notes: SBS has not declared any dividends during the periods presented. No dividend payments are expected in the foreseeable future.

      On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income per common share, net income per common share — assuming dilution, common stock, and stockholders’ equity have been restated as if the stock split had occurred as of the earliest period presented.

      On April 12, 2000, SBS completed the purchase of SDL. In connection with the acquisition, SBS recorded a $4.0 million acquired in-process research and development (“IPR&D”) charge in the fourth quarter of fiscal 2000.

      On December 20, 1999, SBS completed a pooling of interests transaction with SciTech Inc. (“SciTech”). SciTech was subsequently merged into Communications Products. SciTech’s historical results did not have a material effect on combined financial position or results of operations, therefore the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

      On August 12, 1998, SBS completed the purchase of Communications Products.

      On July 1, 1998, SBS acquired, through its subsidiary Holding GmbH, a 50.1% interest in or and a 50.2% interest in ortec. SBS also acquired, through its subsidiary, Government Group, a 100% interest in or Computers, Inc. On December 9, 1998, SBS completed the purchases of the minority interest in or and ortec.

      On November 24, 1997, SBS completed the purchase of Industrial Computers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with “Selected Financial Data” and SBS’ Financial Statements and Notes thereto. Statements, other than statements of historical fact, that address activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements include, but are not limited to, expected sales, gross margin, expectations of internally-generated cash flows, new product introductions, and expectations of SG&A and R&D costs. These statements and other forward-looking statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels, defense spending levels, and other items. The forward-looking statements included in this report are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, supply and demand, governmental and technological factors affecting SBS’ operations, markets, products, services and prices. These forward-looking statements are not guarantees of future performance, and actual results, developments, and business decisions may differ from those expressed or implied by these forward-looking statements.

Overview

      SBS designs and builds open-architecture embedded computer products that enable OEM’s to serve the commercial, communications, enterprise and government markets. SBS’ products are integrated into a variety of applications including communications networking, medical imaging, industrial automation and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures that system designers can easily utilize to create a custom solution specific to the user’s unique application. SBS’ objective is to continue to capitalize on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. SBS has grown, and intends to continue to do so, through a combination of internal growth and acquisitions. SBS completed ten acquisitions between 1992 and June 30, 2002 that broadened SBS’ product offerings and customer base. SBS achieves internal growth by expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

      Sales for the year ended June 30, 2002 were $118.9 million, a 36.5% decrease from the $187.2 for fiscal year 2001. Net loss for the year ended June 30, 2002 was $(24.4) million, or net loss per common share — assuming dilution of $(1.67). This compares to net income for the year ended June 30, 2001 of $17.2 million, or net income per common share — assuming dilution of $1.14. SBS’ performance during fiscal 2002 was affected by external factors, including dramatic changes in the markets that SBS serves, and internal factors, including changes in senior management and overall corporate strategy. The net loss for fiscal 2002 includes $15.1 million of inventory write-downs, $13.0 million of goodwill and identifiable intangible impairment charges, and $3.2 million of severance and other employee termination costs. See further discussion regarding these items below.

      During the fourth quarter of fiscal year 2002, in conjunction with the change in the Chief Executive Officer and management’s realignment of operations and market development efforts, SBS segment structure was redefined. To better align similar technologies and selling channels, the former Commercial Group and the former Government Group were combined. The combined group consists of SBS Commercial, SBS Government, or, ortec, and SBS’ Avionics Products division. The Communications and Enterprise Group consists of Communications Products, SDL, and Industrial Computers. Reportable segments for all periods presented have been restated to conform to the current segment reporting structure.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items such as inventory, allowances for doubtful accounts, depreciation and amortization periods, income taxes, and intangible assets. These estimates and assumptions are evaluated on an on-going basis and may require adjustment. Actual results could differ from the estimates under different assumptions or conditions. The policies discussed below are considered by management to be critical to an understanding of SBS’ consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. For additional accounting policies, see Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies.”

•	Revenue Recognition. Revenue is generally recognized when goods are shipped to the customer, provided that SBS has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Where customer acceptance provisions exist, revenue is recognized only when SBS is certain that the products meet all of the specified criteria for customer acceptance and all other revenue recognition criteria have been met.

•	Inventory Valuation. SBS records inventory write-downs based on estimates of obsolescence or unmarketable inventory, taking into account historical usage, forecasted future demand, and general market conditions. Write-downs may also be recorded based on SBS’ decisions to discontinue the marketing of certain products or product lines. If SBS’ forecasts are incorrect, market conditions deteriorate, or SBS decides to exit other product lines, additional inventory write-downs may be required. If market conditions or demand are better than expected, SBS may sell inventories that have been previously written down.

•	Allowances for Doubtful Accounts. SBS maintains allowances for doubtful accounts receivable resulting from the failure of its customers to make required payments. The estimate is based on the aging of SBS’ accounts receivable, SBS’ historical write-off experience, and the current and projected financial condition of customers. If SBS misinterprets the financial condition of customers or if the financial condition of customers deteriorates, additional allowances for doubtful accounts may be required.

•	Long-Lived and Intangible Assets. SBS evaluates the carrying value of long-lived and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry or economic downturn, a significant decline in SBS’ market value, or significant reductions in projected future cash flows. The asset would be considered to be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the asset. Once deemed impaired, a charge to expense is recognized to the extent that the carrying amount of the asset exceeds fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon SBS weighted average cost of capital. Estimates of future cash flows require significant judgement, and any change in these estimates may result in additional impairment charges.

•	Income Taxes. SBS’ estimates of current and deferred income taxes reflect SBS’ assessment of current and future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. Estimates of current income taxes include estimates for items such as general business credits and benefits from foreign sales. Actual income taxes could vary from these estimates due to future changes in income tax laws or review of SBS’ tax returns by taxing authorities.

Recent Acquisitions

      On March 4, 2002, SBS completed the acquisition of certain assets and assumed certain liabilities of Essential Communications, a division of publicly held Intrusion, Inc., for approximately $1.0 million. Founded in 1992, Essential develops and delivers early stage InfiniBand products. SBS utilizes Essential’s InfiniBand product expertise and industry relationships to build on its current InfiniBand efforts in the enterprise server and storage markets. As required under the purchase method of accounting, Essential’s results of operations have been combined with SBS’ since the date of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. In conjunction with the purchase price allocation, SBS recorded approximately $364,000 of identifiable intangibles, principally core-technology assets, which are being amortized over a two-year period. No goodwill was recorded. Proforma results of operations are not presented as Essential’s results of operations in fiscal 2002 and 2001 were not material to SBS’ consolidated results of operations.

      On April 12, 2000, SBS completed the acquisition of SDL. Located in Mansfield, Massachusetts, SDL specializes in the design, manufacture and sale of WAN I/ O for the telecommunications and data communications markets. SDL designs, manufactures, and markets T1/ EI, T3/ E3, HSSI and OC3 products based on the PCI, CompactPCI, and PMC form factors, and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. In addition, SDL’s products support the operating systems most commonly used in communications, including Windows NT, Solaris, and VxWorks. SBS acquired all of the outstanding stock of SDL for $25.6 million in cash. Acquisition costs associated with the purchase were $0.6 million. The purchase price included $1.2 million for the fair value of SBS options issued in exchange for unvested SDL options. The acquisition was funded with existing cash and a $20.0 million borrowing under SBS’ Credit Agreement with Bank of America, N.A. The acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities based upon their estimated fair values. Identifiable intangibles are being amortized over four to eight years and goodwill is being amortized over ten years. In connection with the acquisition, SBS recorded a $4.0 million earnings charge, based on an assessment of purchased technology of SDL. The assessment determined that $4.0 million of SDL’s purchase price represented technology that did not meet the accounting definitions of “completed technology,” and thus should be charged to earnings under generally accepted accounting principles. The assessment analyzed certain products that were in various stages of completion ranging from 35% of completion to 85% of completion, with estimated completion dates ranging from the third quarter of calendar 2000 to the second quarter of calendar 2001. The value assigned to acquired IPR&D was determined based on estimates of the resulting net cash flows from the evaluated technology of SDL and the discounting of those cash flows to present value. In projecting net cash flows resulting from those products, management estimated revenues, cost of sales, selling expenses, research and development expenses, and income taxes for those products. These estimates were based on the following assumptions:

•	Estimated revenues projected a compound annual growth rate over seven years of 18%. Projections of revenue growth were based on management’s estimates of market size and growth, supported by analyst’s estimates and by the nature and expected timing of the development of the products by SBS and its competitors.

•	The estimated cost of sales as a percentage of revenue, initially at 64% declining to 50%, was consistent with the historical rates for SDL’s business as well as historical results of companies operating within the industry.

•	Estimated selling expenses were expected to remain consistent as a percentage of sales, with an average of 14% to 15%.

•	The estimated research and development costs were expected to remain consistent as a percentage of sales at 3.5% as most research and development efforts are in the maintenance phase.

•	An effective tax rate of 40% was estimated.

      The projected net cash flows for the in-process projects were discounted using a 30% weighted-average cost of capital (“WACC”). The calculation produces the average required rate of return of an investment in an operating enterprise. The WACC selected was based upon the risk/return characteristics of the subject asset class. A WACC of 25% or 26% was used to determine the value of the return of the core developed technology, the customer list and all other intangibles acquired as part of the purchase of SDL. The fair value of the purchased technology was determined in accordance with the views expressed by the staff of the Securities and Exchange Commission. The financial results of SDL have been included in SBS’ Consolidated Financial Statements from April 12, 2000.

      In fiscal 2002, SDL’s test, packaging and support functions were consolidated into Communications Products. In addition, during the fourth quarter of fiscal 2002, due to recent order cancellations and a continued decline in sales and bookings, SBS recorded a $10.3 million write-down of goodwill and core-developed technology associated with the acquisition of SDL. This write-down was based on SBS’ projection of undiscounted future operating cash flows of SDL over the remaining useful lives of the goodwill and core-technology, which indicated that these cash flows were not sufficient to recover the carrying amounts of the related goodwill and core-technology. As such, impairment charges were recorded to the extent that the carrying amounts exceeded fair value.

      On December 20, 1999, SBS acquired SciTech, a Madison, Wisconsin based designer and manufacturer of communications network I/ O products based on PMC and PCI form factors. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax-free reorganization for federal income tax purposes. Under the terms of the agreement, SciTech’s shareholders exchanged all outstanding shares of SciTech stock for 349,726 shares of SBS’ stock. SciTech was subsequently merged into Communications Products. SciTech’s historical results do not have a material effect on combined financial position or results of operations, and as such, the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

     Results of Operations

      The following table sets forth for the periods indicated certain operating data as a percentage of sales:

	Year ended June 30

	2002	2001	2000

Sales	100.0%	100.0%	100.0%
Cost of sales	64.1	52.7	47.7

Gross profit	35.9	47.3	52.3
Selling, general and administrative expense	32.7	17.6	20.5
Research and development expense	15.6	10.7	12.5
Acquired IPR&D charge	—	—	3.1
Severance and other employee termination costs	2.7	—	—
Impairment of intangible assets	10.9	—	—
Amortization of intangible assets	6.3	4.1	3.9

Operating income (loss)	(32.3)	14.9	12.3
Interest and other income (expense), net	0.5	(0.4)	—
Foreign exchange gains (losses)	—	(0.1)	(0.1)

Income (loss) before income taxes	(31.8)	14.4	12.2
Income taxes	(11.3)	5.2	5.2

Net income (loss)	(20.5)%	9.2%	7.0%

Year ended June 30, 2002 Compared to Year Ended June 30, 2001

      Sales. In fiscal 2002, sales decreased 36.5%, or $68.3 million, from $187.2 million in fiscal 2001, to $118.9 million. Unit shipments declined within the Communications and Enterprise Group, primarily due to depressed market and economic conditions, customer order cancellations, and delays of shipment dates by several of the Group’s telecommunications infrastructure customers. Unit shipments of the Commercial and Government Group’s avionics, telemetry and computer processor products increased. Unit shipments of the Group’s general purpose I/ O products and computer connectivity and expansion unit products declined, due to unfavorable economic and market conditions and delays of shipment dates by several customers. Management does not expect significant improvement in the communications and commercial markets in fiscal 2003. Management expects some growth in sales to government customers in fiscal 2003 due to an expected increase in Department of Defense development and field deployment expenditures. Actual results may vary materially.

      Gross Profit. In fiscal 2002, gross profit decreased 51.9%, or $46.0 million, from $88.6 million in fiscal 2001, to $42.6 million. This decrease was primarily due to the decrease in sales combined with $0.2 million of expenditures associated with the SBS’ manufacturing consolidation and cost reduction efforts, a $12.4 million inventory write-down recorded during the second quarter of fiscal 2002, and a $2.7 million inventory write-down recorded during the fourth quarter of fiscal 2002. The second quarter write-down consisted of inventory associated with programs that are not anticipated to come back to their previous forecasts, inventory associated with SBS’ decision to exit its legacy PCI chassis product line, and inventory associated with SBS products that will no longer be marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS’ manufacturing operations contributed to the inventory write-down. The consolidation efforts included a reduction in the number of material handling employees and inventory specialists, a reduction in the amount of floor space for the storage of inventory, and the adoption of a purchasing methodology based on projected component part demand to achieve manufacturing and material handling efficiencies. This new methodology calculates the maximum level of inventory to be maintained by comparing historical usage over a fixed period of time to forecasted future demand. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. The fourth quarter write-down was primarily due to reduced demand for certain Communications and Enterprise Group products. As of June 30, 2002, approximately $0.7 million of inventory previously written down had been utilized. Excluding the $15.3 million of charges noted above, for fiscal 2002, gross profit as a percentage of sales would have been 48.7%, compared to 47.3% for fiscal 2001. Based on management’s expectations of sales for fiscal 2003, gross profit as a percentage of sales is expected to be approximately 48.0%. Actual results may vary materially.

      Selling, General and Administrative Expense. In fiscal 2002, selling, general and administrative expense increased 17.5%, or $5.8 million from $33.0 million in fiscal 2001, to $38.8 million. This increase was primarily due to an increase in SBS’ sales personnel associated with the realignment of its business, additional corporate personnel, increases in executive compensation, relocation expenses for recently hired employees, additional information technology department personnel, depreciation and consulting expenses associated with the implementation of SBS’ customer relationship management system, additional reserves for accounts receivable due to collection issues, and costs associated with the termination of SBS’ proposed acquisition of Interactive Circuit Systems (“ICS”) in the quarter ended December 31, 2001. This increase, combined with the decrease in sales, resulted in an increase in SG&A expense as a percentage of sales to 32.7% in fiscal 2002 from 17.6% in fiscal 2001.

      Research and Development Expense. In fiscal 2002, research and development expense decreased by 7.9%, or $1.6 million, from $20.1 million in fiscal 2001, to $18.5 million, primarily due to cost reductions in the Communications and Enterprise Group, resulting from depressed business conditions. In fiscal 2002, research and development expense as a percentage of sales increased to 15.6% from 10.7% in fiscal 2001, primarily due to the decrease in sales volume. In July 2002, the Communications and Enterprise Group’s Madison, Wisconsin facility was closed, resulting in the termination of 7 full-time employees and 11 part-time employees.

      Severance and Other Employee Termination Costs. In fiscal 2002, SBS recorded severance and other employee termination charges as follows:

•	On April 28, 2002, SBS announced the resignation of its Chairman of the Board and Chief Executive Officer, Grahame E. Rance. During the quarter ended June 30, 2002, SBS recorded approximately $2.0 million of severance and other employee termination costs related to the Separation Agreement between SBS and Mr. Rance.

•	During the year ended June 30, 2002, based on unfavorable economic and market conditions, facility consolidation actions, and the decision to exit the legacy PCI Chassis product line, SBS reduced its employee base, resulting in elimination of 159 positions in manufacturing, R&D, administration, and sales and marketing. On August 14, 2001, SBS notified 58 employees that their positions would be eliminated by the end of September 2001. On December 26, 2001, the SBS Board of Directors approved additional reductions, to be completed through March 31, 2002 and 54 employees were notified that their jobs would be eliminated. On May 21, 2002, SBS announced further reductions, which were effective immediately, and 47 employees were notified that their jobs had been eliminated. As a result, for the year ended June 30, 2002, employee severance and other termination charges of approximately $1,253,000 were recorded. As of June 30, 2002, cash payments of $963,000 had been made, $21,000 of the original charge was reversed as a result of the decision not to terminate certain originally notified employees, and the remaining $269,000 will be paid through the quarter ending December 31, 2002.

      Impairment of Assets. For fiscal 2002, $2.7 million of the $13.0 million asset impairment charge represented the write-off of the remaining goodwill recorded in connection with the acquisition of Industrial Computers (formerly Micro Alliance) in November 1997. This write-off was the result of SBS’ decision in the quarter ended December 31, 2001 to exit the PCI chassis business. The remaining $10.3 million represented the write-down of goodwill and other identifiable intangible assets associated with the acquisition of SDL in April of 2000. The write-down, which occurred in the fourth quarter, was based on SBS’ projection of undiscounted future operating cash flows. This evaluation indicated that these cash flows were not sufficient to recover the carrying amounts of the goodwill and other identifiable intangible assets. As a result, the impairment charge was recorded to the extent that the carrying value exceeded fair value of the assets. The evaluation was performed as a result of continued order cancellations and a continued decline in sales and bookings in the fourth quarter.

      Interest and Other Income, Net. In fiscal 2002, net interest and other income of $646,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash, partially offset by the fiscal 2002 second quarter $323,000 write-down related to an other-than-temporary decline in the fair value of SBS’ investment in an unrelated software company. The investment in the software company is currently valued at approximately $177,000. In fiscal 2001, interest income of $410,000 consisted primarily of interest associated with SBS’ surplus cash.

      Income Taxes. For fiscal 2002 and fiscal 2001, income taxes represented effective income tax rates of 35.6% and 36.1%, respectively. A tax benefit related to the loss from operations was recorded in fiscal 2002 primarily due to SBS’ ability to realize the benefit through tax loss carrybacks to prior periods.

      Earnings per Share. For fiscal 2002, net loss per common share was $(1.67) compared to net income per share of $1.23 for fiscal 2001. For fiscal 2002, net loss per common share-assuming dilution was $(1.67) compared to net income per common share-assuming dilution of $1.14 for fiscal 2001.

Review of Business Segments

      SBS operates internationally through two operating segments: the Communications and Enterprise Group, and the Commercial and Government Group. These segments were defined during the fourth quarter of fiscal year 2002, in conjunction with the change in the Chief Executive Officer, and management’s realignment of operations and market development efforts. To better align similar technologies and selling channels, the former Commercial Group and the former Government Group were combined. The combined group consists of SBS Commercial, SBS Government, or, ortec, and SBS’ Avionics Products division. The Communications and Enterprise Group consists of Communications Products, SDL, and Industrial Computers. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer. Reportable segments for all periods have been reclassified to conform to the new segment reporting structure.

      The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. In the measure of segment profit or loss, SBS does not allocate the following to these segments:

•	Substantially all of the amortization expense associated with acquisitions,

•	asset impairment charges,

•	substantially all interest income earned on cash balances,

•	interest expense associated with SBS borrowing facilities,

•	acquired in-process research and development charges, and

•	corporate overhead costs, excluding sales and marketing costs.

Communications and Enterprise Group

	Sales to	Segment
	External Customers	Profit (Loss)

FY02	$36.6 million	$(14.4) million
FY01	$92.0 million	$22.1 million

      Communications and Enterprise Group sales to external customers in fiscal 2002 decreased 60.2%, or $55.4 million, from $92.0 million in fiscal 2001, to $36.6 million. This decrease was primarily due to depressed market and economic conditions, customer order cancellations and delays of shipment dates by several of the Group’s telecommunications infrastructure customers. As of the date of this report, Communications and Enterprise Group orders remain at severely reduced levels. Management does not expect improvement during the remainder of fiscal 2003. Actual results may vary materially.

      For fiscal 2002, Communications and Enterprise Group segment loss was $(14.4) million, compared to segment profit of $22.1 million for fiscal 2001. This decrease was primarily due to the decrease in sales, severance and other employee termination costs, reserves for accounts receivable, a second quarter $9.0 million inventory write-down and a fourth quarter $2.7 million inventory write-down. The second quarter inventory write-down was associated with programs that were not anticipated to come back to their previous forecasts and with SBS’ decision to exit its legacy PCI chassis product line. The fourth quarter inventory write-down was due to additional order cancellations and the continued decline in sales and bookings. This decrease was partially offset by a reduction in R&D expenditures resulting from depressed business conditions. In July 2002, the Group’s Madison, Wisconsin facility was closed, resulting in the termination of 7 full-time employees and 11 part-time employees.

Commercial and Government Group

Sales to
	External Customers	Segment Profit

FY02	$82.3 million	$11.7 million
FY01	$95.2 million	$21.4 million

      Commercial and Government Group sales to external customers in fiscal 2002 decreased 13.5%, or $12.9 million from $95.2 million in fiscal 2001, to $82.3 million. Sales of the Group’s general purpose I/ O products and computer connectivity and expansion unit products decreased 33.0%, primarily as a result of unfavorable economic and market conditions and several customer delays of shipment dates. Unit shipments of the Group’s computer processor products increased 6.2%, primarily due to the focus on high volume production business in the quarter ended September 30, 2001, and an increase in shipments to a customer in the quarter ended June 30, 2002, partially offset by weak demand in the quarters ended December 31, 2001 and March 31, 2002. Unit shipments of the Group’s avionics and telemetry products increased 3.0%, primarily due to the release of the conduction-cooled PMC design, an increase in sales of the PMC2 board, and an increase in sales of integrated products. SBS does not expect significant improvement in the commercial market in fiscal 2003. Management expects some growth in sales to government customers in fiscal 2003 due to an expected increase in Department of Defense development and field deployment expenditures. Actual results may vary materially.

      Commercial and Government Group segment profit decreased 45.3%, or $9.7 million, from $21.4 million in fiscal 2001 to $11.7 million. This decrease was primarily due to the decrease in sales, $0.2 million of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts, severance and other employee termination costs, a second quarter $3.4 million inventory write-down, and an increase in SG&A expenses. The inventory write-down consisted of inventory associated with products that will no longer be marketed and with the implementation of a new inventory management methodology associated with the consolidation of manufacturing operations. The increase in SG&A expense was primarily due to an increase in sales and marketing costs due to SBS’ pro-rata allocation of certain corporate SG&A expenses among segments, based on sales. For the same reasons, segment profit as a percentage of sales decreased from 22.5% in fiscal 2001 to 14.2% in fiscal 2002.

Year ended June 30, 2001 Compared to Year Ended June 30, 2000

      Sales. In fiscal 2001, sales increased 46.0%, or $59.0 million, from $128.2 million in fiscal 2000, to $187.2 million. Of this 46.0% increase, sales contributed by SDL, which was acquired on April 12, 2000, comprised 14.3%, and 31.7% was attributable to SBS’ other product lines. Unit shipments increased among all product lines within the Communications and Enterprise Group segment. Unit shipments increased within the Commercial and Government Group, with the exception of the Group’s avionics and telemetry product line, which decreased, primarily due to the decline in commercial satellite and military markets and in major new aircraft development programs.

      Gross Profit. In fiscal 2001, gross profit increased 32.2%, or $21.6 million, from $67.0 million in fiscal 2000, to $88.6 million. Of this 32.2% increase, 13.3% was due to the acquisition of SDL on April 12, 2000, and 18.9% was attributable to SBS’ other product lines. As expected, gross profit as a percentage of sales decreased to 47.3% in fiscal 2001 from 52.3% in fiscal 2000, primarily due to the significant sales mix change that occurred, as SBS continued to transition to higher volume, lower margin OEM production orders, and became less dependent on its high-margin legacy products.

      Selling, General and Administrative Expense. In fiscal 2001, selling, general and administrative expense increased 25.5%, or $6.7 million from $26.3 million in fiscal 2000, to $33.0 million. Of this 25.5% increase, 5.4% resulted from the acquisition of SDL on April 12, 2000, and 20.1% was primarily due to an increase in costs commensurate with the growth of the Communications and Enterprise Group and to the strengthening of SBS’ sales and marketing efforts, partially offset by cost reductions within the Commercial and Government Group. In fiscal 2001, selling, general and administrative expense as a percentage of sales decreased to 17.6% from 20.5% in fiscal 2000, as the increase in sales volume more than offset the increase in expense.

      Research and Development Expense. In fiscal 2001, research and development expense increased by 25.8%, or $4.2 million, from $15.9 million in fiscal 2000, to $20.1 million. Of this 25.8% increase, 22.2% resulted from the acquisition of SDL on April 12, 2000, and 3.6% was primarily due to increased investment in product development within the Communications and Enterprise Group commensurate with the growth of the segment, partially offset by cost reductions within the Commercial and Government Group. In fiscal 2001, research and development expense as a percentage of sales decreased to 10.7% from 12.5% in fiscal 2000, as the increase in sales volume more than offset the increase in expense.

      Amortization of Intangible Assets. In fiscal 2001, amortization of intangible assets increased 54.6%, or $2.7 million from $5.0 million in fiscal 2000, to $7.7 million. This increase was the result of the amortization of goodwill and identifiable intangibles associated with the acquisition of SDL on April 12, 2000 and the amortization of SBS’ license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000.

      Interest Income. In fiscal 2001, interest income of $410,000 consisted primarily of interest associated with SBS’ surplus cash.

      Interest Expense. In fiscal 2001, interest expense of $1.1 million consisted primarily of interest associated with the $20.0 million of borrowings used to fund the acquisition of SDL on April 12, 2000.

      Foreign Exchange Losses. In fiscal 2001, the $201,000 of foreign exchange losses were primarily attributable to the change in exchange rates relating to interest payable on debt from SBS’ foreign subsidiary, partially offset by a foreign exchange gain attributable to the change in exchange rates relating to payments by SBS’ U.S. subsidiaries to an SBS foreign subsidiary for commissions accrued at June 30, 2000.

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

Review of Business Segments

      SBS operates internationally through two operating segments: the Communications and Enterprise Group, and the Commercial and Government Group. These segments were defined during the fourth quarter of fiscal year 2002, in conjunction with the change in the Chief Executive Officer, and management’s realignment of operations and market development efforts. To better align similar technologies and selling channels, the former Commercial Group and the former Government Group were combined. The combined group consists of SBS Commercial, SBS Government, or, ortec, and SBS’ Avionics Products division. The Communications and Enterprise Group consists of Communications Products, SDL, and Industrial Computers. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer. Reportable segments for all periods have been reclassified to conform to the new segment reporting structure.

      The following is a discussion of sales to external customers and segment profit for each reportable segment. In the measure of segment profit or loss, SBS does not allocate the following to these segments:

•	Substantially all of the amortization expense associated with acquisitions,

•	asset impairment charges,

•	substantially all interest income earned on cash balances,

•	interest expense associated with SBS borrowing facilities,

•	acquired in-process research and development charges, and

•	corporate overhead costs, excluding sales and marketing costs.

Communications and Enterprise Group

Sales to
	External Customers	Segment Profit

FY01	$92.0 million	$22.1 million
FY00	$43.9 million	$10.2 million

      Communications and Enterprise Group sales to external customers in fiscal 2001 increased 109.5%, or $48.1 million, from $43.9 million in fiscal 2000, to $92.0 million. Of this 109.5% increase, sales contributed from the acquisition of SDL on April 12, 2000 accounted for 41.8% of the increase. The balance of the increase was primarily attributable to a 102.1% increase in sales of the Group’s PowerPC based processor products, I/ O products, and high availability systems products, resulting from growth in sales to wireless internet access, high speed router, optical switch, wide area network monitoring, and IP routing application customers.

      Communications and Enterprise Group segment profit in fiscal 2001 increased 116.7%, or $11.9 million, from $10.2 million in fiscal 2000, to $22.1 million. This increase was primarily due to earnings contributed by the acquisition of SDL on April 12, 2000 and an increase in sales among the Group’s PowerPC based processor products, I/ O products and high availability systems products, partially offset by an increase in selling, general and administrative and research and development expenses commensurate with the growth of the segment. Segment profit as a percentage of sales increased from 23.2% in fiscal 2000 to 24.0% in fiscal 2001, as the increase in sales volume more than offset the increase in expense.

     Commercial and Government Group

Sales to
	External Customers	Segment Profit

FY01	$95.2 million	$21.4 million
FY00	$84.3 million	$18.8 million

      Commercial and Government Group sales to external customers in fiscal 2001 increased 12.9%, or $10.9 million from $84.3 million in fiscal 2000, to $95.2 million. Sales of the Group’s general purpose I/O and computer connectivity and expansion unit products, and computer processor products increased 28.8% and 13.8%, respectively, as compared to fiscal 2000. This increase was primarily the result of the Group’s focus on OEM production business, as well as an increase in sales to semiconductor equipment manufacturers, and an increase in sales to entertainment production equipment and defense and aerospace customers. The increase in sales volume of the Group’s computer processor products was partially offset by the approximate $1.5 million negative impact of changes in exchange rates on sales, as the U.S. dollar strengthened against the Deutsche mark during fiscal 2001. Sales of the Group’s avionics and telemetry products decreased 3.8%, primarily the result of declines in the commercial satellite and military markets and the decline in major new aircraft development programs.

      Commercial and Government Group segment profit increased 13.6%, or $2.6 million, from $18.8 million in fiscal 2000 to $21.4 million. This increase was primarily due to the gross profit contributed by the increase in sales and R&D and SG&A cost reductions, partially offset by the amortization of the Group’s license agreement for fibre channel technology purchased in the fourth quarter of fiscal 2000. Segment profit as a percentage of sales was 22.5% in fiscal 2001, consistent with fiscal 2000.

Liquidity and Financial Condition

      SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

      Cash totaled $24.8 million at June 30, 2002, an increase of $15.1 million from June 30, 2001. This increase was the result of $20.6 million of cash provided by operating activities and $1.6 million from the exercise of stock options, partially offset by $3.3 million for the acquisition of property and equipment, $2.5 million of payments on SBS’ line of credit, $1.0 million expended for the Essential Communications asset purchase, and $0.5 million paid to repurchase shares of SBS’ common stock pursuant to a repurchase plan adopted by the Board of Directors on September 14, 2001 and implemented from September 20 to September 26, 2001. Accounts receivable declined, consistent with the decline in sales. Inventory declined $23.5 million, $15.1 million of which was due to inventory write-downs (see “Gross Profit” above). The remaining decline in inventory was consistent with the decline in sales volume. Liabilities were in line with the current level of business.

      Between June 30, 2002 and September 17, 2002, SBS repurchased 46,000 shares of its common stock for approximately $324,000.

      Effective June 30, 2002, SBS executed the fourth amendment to its $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A. (“Bank”). At December 31, 2001 and March 31, 2002, SBS was out of compliance with the fixed charge coverage ratio covenant of the Agreement, primarily due to losses incurred by SBS during the quarter ended December 31, 2001, but obtained waivers from the Bank. SBS and the Bank began negotiations to amend the Agreement on terms acceptable to both parties, finalizing these negotiations on June 30, 2002. This fourth amendment lowered the maximum amount available to be borrowed from $30.0 million to $20.0 million and modified the compliance covenants of the Agreement.

      At June 30, 2002, there were no borrowings drawn on the Agreement. At June 30, 2002, SBS was out of compliance with the cash flow coverage ratio covenant of the amended Agreement, primarily due to the inventory write-down and the charges for impairment of identifiable intangibles and goodwill recorded in the fourth quarter of fiscal 2002. On September 20, 2002, SBS canceled the Agreement.

      Management believes that its internally generated funds will be sufficient to finance SBS’ current operations and capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible that SBS could require external financing in the future, and that such financing may not be available on terms acceptable to SBS or at all.

      As of the date of this report, SBS does not have any material capital expenditure commitments. As of June 30, 2002, SBS had $269,000 in remaining severance payments to employees, due at various dates through the quarter ending December 31, 2002 (see “Severance and Other Employee Termination Costs” above). SBS is also committed under noncancelable operating leases that expire at various dates through fiscal 2006. The following is a five-year schedule of future minimum lease payments:

	Buildings	Equipment
Year ending June 30	Lease Payments	Lease Payments	Total

	thousands
2003	$2,925	$125	$3,050
2004	2,931	112	3,043
2005	2,635	44	2,679
2006	1,194	5	1,199
2007	128	—	128

	$9,813	$286	$10,099

      For the periods ended June 30, 2002, 2001 and 2000, there was no significant impact from inflation.

New Accounting Standards

      In June 2001, the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      SBS adopted the provisions of SFAS 141 and SFAS 142 on July 1, 2002. SFAS 141 requires that SBS evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. SFAS 142 requires SBS to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, SBS is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, SBS is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and SBS must perform the second step of the transitional impairment test. In the second step, SBS must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in SBS’ statement of earnings.

      Because of the extensive effort needed to comply with the adoption of SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adoption of these standards of SBS’ financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. At June 30, 2002, the amount of unamortized goodwill was approximately $20.0 million. Goodwill amortization for the years ended June 30, 2002, 2001, and 2000 was approximately $4.5 million, $4.6 million, and $4.4 million, respectively.

      In June 2001, the FASB issued SFAS 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, SBS will recognize a gain or loss on settlement. The adoption of SFAS 143, effective July 1, 2002, did not have a material impact on SBS’ financial statements or results of operations.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS 144, effective July 1, 2002 did not have a material impact on SBS’ financial statements or results of operations.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized when the liability is incurred. Under 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged. SBS does not expect the adoption of SFAS 146 to have a material impact on its financial statements or results of operations.

Business Outlook

      As of the date of this report, Communications and Enterprise Group orders remain at severely reduced levels. Management does not expect significant improvement in the communications or commercial markets in fiscal 2003. Management expects some growth in sales to government customers in fiscal 2003 due to an expected increase in Department of Defense development and field deployment expenditures. Management believes that SBS’ fiscal 2002 reduction in employee base, combined with its consolidation efforts and the July 2002 closing of the Communications and Enterprise Group’s Madison, Wisconsin facility, should allow SBS to break even at $27.0 million to $28.0 million in sales per quarter, assuming an approximate 48.0% gross margin. Sales for the quarter ended September 30, 2002 are expected to be between $26.0 million and $28.0 million. Actual results may vary materially.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      SBS’ liquid investment is cash invested either in money market accounts or in overnight repurchase agreements. Due to the nature of these investments, SBS believes that the market risk related to these investments is minimal. SBS’ revolving credit facility provides for interest on borrowings based on the prime rate or LIBOR in accordance with the LIBOR margin defined in the Agreement. As a result, increases or decreases in these rates will have the effect of reducing or increasing net income during the period these notes remain outstanding. There are no outstanding borrowings under the facility at the date of this report.

      SBS, as a result of its German operating and financing activities, is exposed to market risk from changes in foreign currency exchange rates. To date, SBS has not entered into any foreign exchange forward contracts to reduce its exposure to changes in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

SBS Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Albuquerque, New Mexico

August 13, 2002, except for
     Note 7, which is as of
     September 20, 2002.

SBS Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	June 30, 2001

	Thousands (except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,811	9,734
Receivables, net	22,619	27,287
Inventories	18,428	40,752
Deferred income taxes	9,446	5,080
Income tax receivable	4,584	3,417
Prepaid expenses	1,226	1,125
Other current assets	165	802

Total current assets	81,279	88,197

Property and equipment, net	11,507	11,475
Goodwill, net	20,034	29,266
Intangible assets, net	6,718	15,841
Deferred income taxes	5,703	—
Other assets	407	2,393

Total assets	$125,648	147,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	2,500
Accounts payable	4,361	3,771
Accrued representative commissions	518	821
Accrued salaries	3,931	4,071
Other current liabilities	3,165	1,752

Total current liabilities	11,975	12,915

Long-term liabilities:
Deferred income taxes	—	461
Other liabilities	27	—

Total long-term liabilities	27	461

Total liabilities	12,002	13,376

Commitments and contingencies (notes 7, 10, 12 and 17)
Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized, 14,628,709 and 14,522,080 issued and outstanding at June 30, 2002 and 2001, respectively	86,338	85,476
Unearned compensation	—	(478)
Accumulated other comprehensive loss	(3,113)	(5,983)
Retained earnings	30,421	54,781

Total stockholders’ equity	113,646	133,796

Total liabilities and stockholders’ equity	$125,648	147,172

See accompanying notes to consolidated financial statements

SBS Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30

	2002	2001	2000

	Thousands (except per share
	amounts)
Sales	$118,856	187,180	128,189
Cost of sales	76,228	98,615	61,174

Gross profit	42,628	88,565	67,015
Selling, general and administrative expense	38,817	33,031	26,322
Research and development expense	18,461	20,054	15,947
Severance and other employee termination costs	3,232	—	—
Acquired in-process research and development charge	—	—	4,000
Impairment of intangible assets	13,005	—	—
Amortization of intangible assets	7,525	7,744	5,010

Operating income (loss)	(38,412)	27,736	15,736

Interest and other income, net	646	410	449
Interest expense	(15)	(1,071)	(451)
Foreign exchange losses	(29)	(200)	(143)

	602	(861)	(145)

Income (loss) before income taxes	(37,810)	26,875	15,591
Income tax expense (benefit)	(13,450)	9,691	6,688

Net income (loss)	$(24,360)	17,184	8,903

Net income (loss) per common share	$(1.67)	1.23	0.71

Net income (loss) per common share — assuming dilution	$(1.67)	1.14	0.66

See accompanying notes to consolidated financial statements

SBS Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
	Common Stock		Common			Other		Total
			Stock	Unearned	Comprehensive	Comprehensive	Retained	Stockholders’
	Shares	Amount	Warrants	Compensation	Income	Loss	Earnings	Equity

	Thousands (except share amounts)
Balance at June 30, 1999	11,674,966	$50,554	$38	$—		$(2,059)	$28,694	$77,227
Exercise of stock options and warrants	1,264,010	9,349	(38)	—	$—	—	—	9,311
Stock-based compensation	—	28	—	—	—	—	—	28
Stock issued to directors under restricted stock awards	13,442	83	—	—	—	—	—	83
Acquisition of SciTech	349,726	242	—	—	—	—	401	643
Dividends paid to former shareholders of SciTech	—	—	—	—	—	—	(401)	(401)
Fair value of SBS options issued in exchange for unvested SDL options	—	1,232	—	—	—	—	—	1,232
Income tax benefit from stock options exercised	—	3,897	—	—	—	—	—	3,897
Comprehensive income:
Net income	—	—	—	—	8,903	—	8,903	8,903
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(1,908)	(1,908)	—	(1,908)

Total comprehensive income					6,995

Balance at June 30, 2000	13,302,144	65,385	—	—		(3,967)	37,597	99,015
Exercise of stock options and warrants	1,180,010	12,987	—	—	—	—	—	12,987
Stock-based compensation	—	28	—	28	—	—	—	56
Stock issued to officer and directors under restricted stock awards	39,926	611	—	(506)	—	—	—	105
Income tax benefit from stock options exercised	—	6,465	—	—	—	—	—	6,465
Comprehensive income:
Net income	—	—	—	—	17,184	—	17,184	17,184
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(2,016)	(2,016)	—	(2,016)

Total comprehensive income					15,168

Balance at June 30, 2001	14,522,080	85,476	—	(478)		(5,983)	54,781	133,796
Exercise of stock options and warrants	179,129	1,555	—	—	—	—	—	1,555
Stock-based compensation	—	45	—	56	—	—	—	101
Stock repurchased and retired	(42,500)	(488)	—	—	—	—	—	(488)
Cancellation of stock issued to officer under restricted stock awards	(30,000)	(422)	—	422	—	—	—	—
Income tax benefit from stock options exercised	—	172	—	—	—	—	—	172
Comprehensive income:
Net loss	—	—	—	—	(24,360)	—	(24,360)	(24,360)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	2,870	2,870	—	2,870

Total comprehensive income					$(21,490)

Balance at June 30, 2002	14,628,709	$86,338	$—	$—		$(3,113)	$30,421	$113,646

See accompanying notes to consolidated financial statements

SBS Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30

	2002	2001	2000

	Thousands
Cash flows from operating activities:
Net income (loss)	$(24,360)	$17,184	$8,903

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,786	2,454	1,981
Amortization of intangible assets	7,525	7,744	5,010
Impairment of assets	13,005	—	—
Bad debt expense	799	454	319
Deferred income taxes	(10,204)	(451)	(2,505)
Income tax benefit of stock options exercised	172	6,465	3,897
(Gain) loss on disposition of assets	(15)	25	103
Foreign exchange losses	29	200	143
Stock-based compensation	101	56	28
Stock issued to directors under restricted stock awards	—	105	83
Acquired in-process research and development charge	—	—	4,000
Changes in assets and liabilities (net of effects of acquisitions):
Receivables	4,328	1,157	(6,831)
Inventories	23,532	(10,602)	(12,572)
Prepaids and other assets	2,545	(2,907)	(309)
Accounts payable	659	(2,116)	1,026
Accrued representative commissions	(324)	168	123
Accrued compensation	(330)	(263)	59
Income taxes	(1,473)	(1,814)	366
Other current liabilities	796	(573)	1,033

Net cash provided by operating activities	20,571	17,286	4,857

Cash flows from investing activities:
Cash received from sale of marketable securities	—	—	248
Business acquisitions, net of cash acquired	(1,033)	—	(24,682)
Purchase of license agreement	—	(236)	(2,000)
Acquisition of property and equipment	(3,334)	(6,713)	(1,910)
Other	8	396	—

Net cash used in investing activities	(4,359)	(6,553)	(28,344)

SBS Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

	Year Ended June 30

	2002	2001	2000

	Thousands
Cash flows from financing activities:
Payments on notes payable to related parties	$—	$—	$(1,391)
Proceeds from notes payable to bank	—	—	20,000
Payments on notes payable to bank	(2,500)	(17,500)	(3,975)
Dividends paid to former shareholders of SciTech	—	—	(401)
Repurchase of common stock	(488)	—	—
Proceeds from exercise of stock options and warrants	1,555	12,987	9,311

Net cash (used in) provided by financing activities	(1,433)	(4,513)	23,544

Effect of exchange rate changes on cash	298	(81)	37

Net increase in cash and cash equivalents	15,077	6,139	94
Cash and cash equivalents at beginning of period	9,734	3,595	3,501

Cash and cash equivalents at end of period	$24,811	$9,734	$3,595

Supplemental disclosure of cash flow information:
Interest paid	$15	$1,415	$99
Income taxes (received) paid	(1,991)	5,392	5,057
Noncash financing and investing activities:
Stock options issued in connection with the acquisition of SDL	—	—	1,232
Summary of assets and equity acquired, and liabilities assumed through acquisitions:
Cash and cash equivalents	—	—	1,479
Marketable securities	—	—	248
Receivables	—	—	1,799
Inventories	586	—	2,432
Prepaid expenses	17	—	82
Goodwill and identifiable intangible assets	364	—	26,108
Property and equipment	417	—	271
Accumulated depreciation	—	—	(66)
Accounts payable	—	—	(1,405)
Accrued compensation	(99)	—	(526)
Debt	—	—	(75)
Deferred income taxes	224	—	(5,024)
Deferred revenue	(426)	—	—
Income taxes	—	—	1,481
Other current liabilities	(50)	—	—
Common stock	—	—	(242)
Retained earnings	$—	$—	$(401)

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

      SBS Technologies, Inc. (“SBS”) designs and builds open architecture embedded computer products that enable original equipment manufacturers (“OEM”) to serve the commercial, communications, enterprise and government markets. SBS products are integrated into a variety of applications including communication networking, medical imaging, industrial automation, and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry and fully integrated systems and enclosures. SBS has operations in New Mexico, Minnesota, North Carolina, California, Massachusetts and Germany.

      On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income (loss) per common share, net income (loss) per common share — assuming dilution, common stock, and stockholders’ equity have been restated as if the stock split occurred as of the earliest period presented.

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

      Intangible assets include goodwill, noncompete covenants, core-developed technology, assembled work force, customer lists and license agreements. Purchase price consideration relating to SBS’ acquisitions has been allocated based on assessments by SBS. Amortization of intangibles is being recognized using the straight-line method based upon the estimated economic useful lives of the assets (four to ten years).

      SBS periodically evaluates the carrying amounts of goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required. The evaluation is based on the projection of undiscounted future operating cash flows of the acquired operations over the remaining useful life

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the related goodwill. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of goodwill, a charge to expense is recognized to the extent that the carrying amounts exceed fair value.

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

      SBS’ financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and notes payable, because of their nature, approximate fair value.

(i)	Reclassifications

      Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

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

      SBS accounts for its stock option plans in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 allows entities to continue to apply the provisions of APB Opinion 25, “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. SBS has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

(l)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      SBS reviews its long-lived and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(m)	Comprehensive Income

      SBS reports comprehensive income from non-owner changes in stockholders’ equity in the consolidated financial statements including net income and foreign currency translation adjustments in the Consolidated

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Changes in Stockholders’ Equity. Comprehensive income does not affect SBS’ consolidated financial position or results of operations.

(n)	Currency Translation

      For operations outside of the United States that prepare financial statements in functional currencies other than the U.S. dollar, SBS translates the statement of operations amounts at average exchange rates for the year and translates assets and liabilities at year-end exchange rates. The translation adjustments are presented as a component of accumulated other comprehensive loss within stockholders’ equity. Foreign currency transaction gains and losses are recognized in the statement of operations based on changes in the exchange rates for transactions and balances denominated in non-functional currencies.

(o)	New Accounting Standards

      SBS adopted the provisions of SFAS 141 “Business Combinations,” and SFAS 142 “Goodwill and Other Intangible Assets” on July 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. Any intangible assets with indefinite useful lives must be tested for impairment during the first interim period following adoption. Any impairment losses measured at the date of adoption will be recognized as the cumulative effect of a change in accounting principle. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS 121. Because of the extensive effort needed to comply with the adoption of SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adoption of these standards on SBS’ financial statements. At June 30, 2002, the amount of unamortized goodwill was approximately $20.0 million. Goodwill amortization for fiscal 2002, 2001, and 2000 was approximately $4.4 million, $4.6 million, and $4.5 million respectively. Beginning July 1, 2002, goodwill amortization expense will no longer be recorded.

(2)	Business Acquisitions

      SBS completed the acquisitions described below during the fiscal years ended June 30, 2002 and 2000. Unless otherwise disclosed, the acquisitions have been accounted for as purchases, whereby the results of operations of the acquired company have been combined with SBS’ since the respective dates of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values with goodwill, if any, representing the excess of the purchase price over the fair value of the net assets acquired as indicated below.

      On March 4, 2002, SBS completed the acquisition of certain assets and assumed certain liabilities of Essential Communications, a division of publicly held Intrusion, Inc., for approximately $1.0 million. Founded in 1992, Essential develops and delivers early stage InfiniBand® products. SBS utilizes Essential’s InfiniBand product expertise and industry relationships to build on its current InfiniBand efforts in the enterprise server and storage markets. In conjunction with the purchase price allocation, SBS recorded approximately $364,000 of identifiable intangible assets, principally core-technology assets, which are being amortized over a two-year period. No goodwill was recorded. Proforma results of operations are not presented as Essential’s results of operations in fiscal 2002 and 2001 were not material to SBS’ consolidated results of operations.

      On April 12, 2000, SBS completed the acquisition of SDL Communications, Inc. (“SDL”). Located in Mansfield, Massachusetts, SDL specializes in the design, manufacture and sale of WAN I/O for the

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

telecommunications and data communications markets. SDL designs, manufactures, and markets T1/EI, T3/E3, HSSI and OC3 products based on the PCI, CompactPCI, and PMC form factors, and supporting protocols such as Frame Relay, HDLC, PPP, X.25 and ATM. In addition, SDL’s products support the operating systems most commonly used in communications, including Windows NT, Solaris, and VxWorks. SBS acquired all of the outstanding stock of SDL for $25.6 million in cash. Acquisition costs associated with the purchase were $0.6 million. The purchase price also included $1.2 million for the fair value of SBS options issued in exchange for unvested SDL options. The acquisition was funded with existing cash and a $20.0 million borrowing under SBS’ Credit Agreement with Bank of America, N.A. Identifiable intangibles are being amortized over four to eight years and goodwill is being amortized over ten years. In connection with the acquisition, SBS recorded a $4.0 million earnings charge, based on an assessment by SBS, of purchased technology of SDL. The assessment determined that $4.0 million of SDL’s purchase price represented technology that did not meet the accounting definitions of “completed technology,” and thus should be charged to earnings under generally accepted accounting principles. The assessment analyzed certain products that were in various stages of completion ranging from 35% of completion to 85% of completion, with estimated completion dates ranging from the third quarter of calendar 2000 to the second quarter of calendar 2001. The fair value of the purchased technology was determined in accordance with the views expressed by the staff of the Securities and Exchange Commission.

      On December 20, 1999, SBS acquired SciTech Inc. (“SciTech”), a Madison, Wisconsin based designer and manufacturer of communications network I/O products based on PMC and PCI form factors. The acquisition qualified as a pooling of interests for accounting purposes and constituted a tax free reorganization for federal income tax purposes. Under the terms of the agreement, SciTech’s shareholders exchanged all outstanding shares of SciTech stock for 349,726 shares of SBS’ stock. SciTech was subsequently merged into Communications Products. SciTech’s historical results do not have a material effect on combined financial position or results of operations, and as such, the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

(3)	Receivables

      Receivables, net consisted of the following:

	June 30

	2002	2001

	Thousands
Accounts receivable	$23,992	$28,267
Allowance for doubtful accounts:
Beginning balance	(980)	(829)
Provision for bad debts	(799)	(454)
Accounts written off and foreign currency translation adjustments	406	303

Ending balance	(1,373)	(980)

Accounts receivable, net	$22,619	$27,287

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Inventories

      Inventories consisted of the following:

	June 30

	2002	2001

	Thousands
Raw materials	$9,663	$22,743
Work in process	5,328	6,873
Finished goods	3,437	9,892
Inventory consigned to others	—	1,244

	$18,428	$40,752

      SBS recorded a $12.4 million inventory write-down during the second quarter of fiscal 2002, and a $2.7 million inventory write-down during the fourth quarter of fiscal 2002. The second quarter write-down consisted of inventory associated with programs that are not anticipated to come back to their previous forecasts, inventory associated with SBS’ decision to exit its legacy PCI chassis product line, and inventory associated with SBS products that will no longer be marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS’ manufacturing operations contributed to the inventory write-down. This new methodology calculates the maximum level of inventory to be maintained by comparing historical usage over a fixed period of time to forecasted future demand. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. The fourth quarter write-down was primarily due to customer order cancellations and reduced demand for certain communications and enterprise products noted during the fourth quarter. As of June 30, 2002, approximately $0.7 million of inventory previously written down had been utilized.

(5) Property and Equipment

      Property and equipment, net consisted of the following:

	June 30

	2002	2001

	Thousands
Computers	$5,756	$4,820
Purchased software	7,979	5,729
Furniture and equipment	5,762	5,300
Leasehold improvements	3,270	3,248

	22,767	19,097
Less accumulated depreciation and amortization	(11,260)	(7,622)

	$11,507	$11,475

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Goodwill and Intangible Assets

      Goodwill, net consisted of the following:

	June 30
			Estimated
	2002	2001	useful life

	Thousands
Goodwill	$41,453	$45,386	5-10 years
Less accumulated amortization	(21,419)	(16,120)

	$20,034	$29,266

      Intangible assets, net consisted of the following:

	June 30
			Estimated
	2002	2001	useful life

	Thousands
Core-developed technology	8,753	14,800	2-7 years
License agreements	2,236	2,236	2-5 years
Other	2,523	2,505	3-8 years

	13,512	19,541
Less accumulated amortization	(6,794)	(3,700)

	$6,718	$15,841

      On December 26, 2001, the SBS Board of Directors approved SBS’ plan to exit its legacy PCI Chassis product line. This product line was associated with SBS’ acquisition of SBS Technologies, Inc. Industrial Computers (formerly Micro Alliance) in November 1997. In conjunction with the acquisition, SBS recorded approximately $4.5 million of goodwill, of which $2.7 million was unamortized at December 26, 2001. Based on SBS’ decision to exit the PCI Chassis product line, the remaining unamortized goodwill was determined to be impaired and was written off in the quarter ended December 31, 2001, as the fair value of projected future cash flows was zero. Additionally, during the fourth quarter of fiscal 2002, due to recent order cancellations and a continued decline in sales and bookings, SBS recorded a $10.3 million write-down of core-developed technology and related goodwill associated with the acquisition of SDL in April 2000. This write-down was based on SBS’ projection of undiscounted future operating cash flows of SDL over the remaining useful lives of the core-technology asset and related goodwill, which indicated that these cash flows were not sufficient to recover the carrying amounts of the assets. As such, impairment charges were recorded to the extent that the carrying amount of the assets exceeded fair value.

(7)	Notes Payable

      Notes payable consist of revolving credit facility notes. As of June 30, 2002, there were no notes outstanding on the credit facility. Effective June 30, 2002, SBS executed the fourth amendment to its $30.0 million credit agreement, changing the maximum amount available to be borrowed from $30.0 million to $20.0 million and modifying certain covenants of the agreement. The agreement expires December 31, 2002. The revolving credit facility provides, at SBS’ option, interest at the prime rate or LIBOR in accordance with the LIBOR margin. The facility calls for a commitment fee, payable quarterly, of 0.20% times the average daily unused portion. At June 30, 2002, SBS was out of compliance with the cash flow coverage ratio covenant of the amended agreement. The facility is secured by accounts receivable and inventory and is guaranteed by each of SBS’ U.S. subsidiaries. In addition, the amended agreement requires that SBS shall not permit its cash balance maintained in its investment account at Bank of America, N.A., (“Bank”) to be less

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than $10.0 million at any time. Dividends cannot be declared without the Bank’s permission. On September 20, 2002, SBS canceled the credit facility.

(8)	Income Taxes

      Income (loss) before income taxes is comprised of the following:

	Year Ended June 30

	2002	2001	2000

	Thousands
U.S.	$(38,833)	$27,128	$15,643
Foreign	1,021	(253)	(52)

	$(37,810)	$26,875	$15,591

      Income tax expense (benefit) is comprised of the following:

	Year Ended June 30

	2002	2001	2000

	Thousands
Current:
U.S. Federal	$(3,911)	$8,572	$6,915
State	32	1,694	1,402
Foreign	722	(210)	824
Deferred:
U.S. Federal	(8,953)	(536)	(1,717)
State	(1,540)	(86)	(290)
Foreign	200	257	(446)

	$(13,450)	$9,691	$6,688

      Income tax expense (benefit) was provided for at effective rates of 35.6, 36.1 and 42.9 percent in 2002, 2001 and 2000, respectively. Actual tax expense (benefit) differ from the “expected” income taxes (computed by applying the statutory U.S. Federal tax rate to income before income taxes) as follows:

	Year Ended June 30

	2002	2001	2000

	Thousands
Computed “expected” tax expense (benefit)	$(13,234)	$9,406	$5,457
State income tax, net of federal income tax benefit	(980)	1,045	722
Non-deductible IPR&D	—	—	1,400
Non-deductible goodwill	1,599	325	504
Foreign operations, net	433	(76)	(464)
Non-taxable S-Corp income from SciTech	—	—	(118)
Benefit from foreign sales	(646)	(700)	(350)
Research and experimental tax credits	(648)	(378)	(420)
Other	26	69	(43)

	$(13,450)	$9,691	$6,688

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of deferred income tax assets and liabilities are as follows:

	June 30

	2002	2001

	Thousands
Deferred tax assets:
Vacation and severance accruals	$536	$343
Inventory	9,116	4,010
Acquired IPR&D	2,647	2,967
Accrued expenses	332	303
Amortization	3,356	1,844
Allowance for uncollectible accounts	520	420
Foreign tax credits	789	1,024
Other	920	332

	18,216	11,243
Valuation allowance for deferred tax assets	(789)	(1,024)

Total deferred tax assets	17,427	10,219
Deferred tax liabilities —
Identifiable intangible assets	(1,924)	(5,455)
Depreciation	(354)	(145)

Net deferred tax assets	$15,149	$4,619

      SBS has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries as long as those earnings are permanently reinvested. At June 30, 2002, the undistributed earnings of the foreign subsidiaries amounted to approximately $6.7 million. Upon distribution of these earnings, SBS may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

      As of June 30, 2002, SBS had a foreign tax credit carryforward of approximately $0.8 million. Excess foreign tax credits may be carried back two years and forward five years. Due to the uncertainty of the realization of the foreign tax credit carryforward, SBS has established a valuation allowance of approximately $0.8 million as of June 30, 2002. This valuation allowance decreased approximately $0.2 million during the year ended June 30, 2002. In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies. Based on SBS’ historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS’ future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 2002.

(9) Earnings Per Share

      Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share-assuming dilution includes the dilutive effects of potential common shares

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding during the period. A reconciliation of the numerator and denominator of the per share and per share-assuming dilution calculation follows:

	Income	Shares	Per-Share
Year Ended June 30	(Numerator)	(Denominator)	Amount

	Thousands except per share amounts
2002
Net loss per common share
Net loss	$(24,360)	14,559	$(1.67)

Effect of dilutive securities
Dilutive options	—	—

Net loss per common share-assuming dilution
Net loss	$(24,360)	14,559	$(1.67)

2001
Net income per common share
Net income	$17,184	13,926	$1.23

Effect of dilutive securities
Dilutive options and warrants	—	1,197

Net income per common share-assuming dilution
Net income	$17,184	15,123	$1.14

2000
Net income per common share
Net Income	$8,903	12,463	$0.71

Effect of dilutive securities
Dilutive options and warrants	—	1,127

Net income per common share-assuming Dilution
Net income	$8,903	13,590	$0.66

      Due to the reported net loss for the year ended June 30, 2002, 190,757 potential common shares were not included in the computation of net loss per common share-assuming dilution because the effect would be anti-dilutive. For the years ended June 30, 2002, 2001 and 2000, options to purchase 2,381,237, 420,517 and 350,008 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share-assuming dilution, because the options’ exercise prices were greater than the average market price of the common shares.

(10) Leases

      SBS leases its main facilities in Albuquerque, New Mexico, Carlsbad, California, Newark, California, St. Paul, Minnesota, Raleigh, North Carolina, Madison, Wisconsin, Mansfield, Massachusetts, Augsburg, Germany, and Mindelheim, Germany under noncancelable operating leases which expire at various dates through fiscal 2007. SBS also leases various items of equipment under noncancelable operating leases which

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire at various dates through fiscal 2006. The following is a five-year schedule of future minimum lease payments:

	Building Lease	Equipment
Year ending June 30	Payments	Lease Payments	Total

	Thousands
2003	$2,925	$125	$3,050
2004	2,931	112	3,043
2005	2,635	44	2,679
2006	1,194	5	1,199
2007	128	—	128

	$9,813	$286	$10,099

      Total rental expense for operating leases for the years ended June 30, 2002, 2001, and 2000 was approximately $3.5 million, $3.0 million and $2.5 million, respectively.

(11) Stock Option Plans and Warrants

(a) 1992, 1993, 1995, 1996 and 1997 Incentive Stock Option Plans

      SBS has 1992, 1993, 1995, 1996 and 1997 Incentive Stock Option Plans whereby a total of 2,800,000 shares of its common stock are reserved for discretionary grant of options by the Board to officers and employees. The plans all terminate ten years after inception, from the years 2001 to 2006. The options are intended to qualify as “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code (the “Code”). The plans generally permit options to be granted (i) only to employees or officers and not to directors as such; (ii) for a period of up to ten years; and (iii) at prices not less than fair market value of the underlying common stock at the date of grant. Under the Code, holders of more than 10 percent of SBS’ stock cannot be granted options with a duration of more than five years or exercisable at a price less than 110 percent of the fair market value of the underlying common stock on the date of grant. Options granted under the plans may be exercised as provided by the administering committee or Board of Directors of SBS. All of these options are exercisable at the quoted market value of SBS’ common stock in effect on the respective dates of the grants.

(b) 1993 Director and Officer Stock Option Plan

      SBS has a 1993 Director and Officer Stock Option Plan whereby a total of 5% of the number of shares of its common stock outstanding at the first day of each fiscal year plus shares not awarded in prior years and underlying expired or terminated options are reserved for grant of options to all Directors of SBS who are not employees and all Executive Officers of SBS. Directors who are not employees of SBS receive automatic grants on the anniversary date of their service as a Director of SBS. Executive Officers receive grants at the discretion of the Board of Directors. All options are granted at a price equal to fair market value of the underlying common stock on the date of grant. The Directors’ options become exercisable one year from the date of grant and terminate twelve months from the date the optionee ceases to be a member of the Board of Directors or in five years, whichever occurs first.

(c) 1996 Employee Stock Purchase Plan

      The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 and was subsequently approved at the November 1996 Annual Shareholders’ Meeting. The plan, as amended, provided for the grant of options to eligible employees on January 21, 1996 through January 21, 2003. In fiscal 1999, a subsequent amendment changed the grant date from January 21 to December 31 for grants made

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent to January 21, 1999. Individual grants are issued for a percentage of the employee’s annual base salary, as determined each year by the Board of Directors, up to 10%, divided by the fair market value of one share of SBS’ common stock on the date of grant. Options are eligible to be exercised beginning 18 months after the date of grant for a period of nine months, at which time they will expire.

(d) 1998 Long-Term Equity Incentive Plan

      The 1998 Long-Term Equity Incentive Plan was adopted by the Board of Directors on September 15, 1997 and subsequently approved at the December 1997 reconvened Annual Shareholders’ Meeting. All full-time employees of SBS and its subsidiaries and all non-employee Directors of SBS are eligible to participate in the plan, except that no person owning, directly or indirectly, more than 15% of the total combined voting power of all classes of stock shall be eligible to participate. The plan provides for the grant of any or all of the following types of awards: (i) stock options, including incentive stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) performance shares and units; and (v) other stock-based awards. The maximum number of shares of common stock that shall be available for grant of awards under the plan shall not exceed 3,000,000, subject to adjustment in accordance with the provisions of the plan. The exercise price of each option granted under (i) is determined by the Board of Directors but cannot be less than 100% of the fair market value of the underlying common stock on the date of grant. The exercise price of each option granted under (v) is determined by the Board of Directors and can be less than the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The plan expires in January 2008.

(e) 2000 Long-Term Equity Incentive Plan

      The 2000 Long-Term Equity Incentive Plan was adopted by the Board of Directors on August 31, 2000 and subsequently approved at the December 2000 reconvened Annual Shareholders’ Meeting. Any employee of SBS or its subsidiaries, and any consultants, directors, or other persons providing services to SBS or its subsidiaries are eligible to participate in the plan. The plan provides for the grant of nonqualified stock options and a limited number of grants of restricted stock. The number of shares of stock available for award under the plan during any fiscal year of SBS is equal to ten percent of the adjusted average of the outstanding stock, as that number is determined by SBS to calculate net income per common share-assuming dilution for the preceding fiscal year, reduced by any shares of stock under the plan subject to unexercised options and any shares of stock under the plan subject to restrictions. The exercise price of each option granted shall be the fair market value of the underlying common stock on the date of grant unless otherwise specified by the Board at the time of grant. If options are awarded in exchange for previously earned cash compensation, or in connection with an acquisition, merger, combination or other similar event involving SBS, or in substitution or replacement for options granted to employees by the other entities, the Board has the authority to establish an exercise price that is less that 100% of the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The plan expires in July 2010.

(f) Warrants

      In connection with the acquisition of Modular I/ O, warrants to purchase 800,000 shares of common stock at $2.25 were issued to the former shareholders and option holders of Modular I/ O. All of these warrants were fully vested at June 30, 1996. At June 30, 2000, all of the warrants had been exercised or were forfeited under the net issuance method.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information regarding SBS’ stock option plans and warrants is summarized in the table below:

	ALL	1993	1996	1998	2000
	ISOPs	D&O	ESPP	LT	LT	Warrants	Total

Outstanding at 6/30/99	1,513,396	256,000	228,672	1,705,732	—	153,698	3,857,498
Granted	—	59,926	106,372	1,546,926	—	—	1,713,224
Exercised	609,872	72,000	58,014	370,426	—	153,698	1,264,010
Cancelled	130,000	—	71,540	297,686	—	—	499,226

Outstanding at 6/30/00	773,524	243,926	205,490	2,584,546	—	—	3,807,486
Granted	50,012	325,000	115,850	79,560	746,500	—	1,316,922
Exercised	433,964	50,043	108,788	587,215	—	—	1,180,010
Cancelled	—	—	27,450	507,812	72,000	—	607,262

Outstanding at 6/30/01	389,572	518,883	185,102	1,569,079	674,500	—	3,337,136
Granted	—	404,479	188,650	25,000	482,337	—	1,100,466
Exercised	41,000	10,000	—	128,129	—	—	179,129
Cancelled	—	256,883	147,552	230,695	268,988	—	904,118

Outstanding at 6/30/02	348,572	656,479	226,200	1,235,255	887,849	—	3,354,355

Exercisable at 6/30/00	421,854	184,000	—	413,316	—	—	1,019,170
Exercisable at 6/30/01	319,566	182,800	78,052	547,850	—	—	1,128,268
Exercisable at 6/30/02	315,234	252,000	74,650	835,750	279,079	—	1,756,713

Available for grant at 6/30/02	94,380	731,435	138,942	658,123	563,591	—	2,186,471

      Weighted average option exercise price information for fiscal years 2002, 2001, and 2000 follows:

	2002	2001	2000

Outstanding at July 1	$17.78	$12.71	$10.07
Granted during the year:
Grants at market value	13.20	25.33	15.08
Exchanged in SDL acquisition	—	—	1.31
Exercised during the year	8.68	11.05	7.38
Cancelled during the year	18.58	15.56	11.40
Outstanding at June 30	16.60	17.78	12.71
Exercisable at June 30	17.00	13.29	10.78

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant option groups outstanding and exercisable at June 30, 2002 and related weighted average price and life information follows:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 2.25 - $12.31	977,408	7.76	$10.71	349,309	$8.74
$12.50 - $14.94	872,654	5.14	$14.07	461,686	$14.00
$15.00 - $18.22	844,913	6.57	$16.65	553,884	$16.58
$18.35 - $36.13	659,380	7.25	$28.52	391,834	$28.48

$ 2.25 - $36.13	3,354,355	6.68	$16.60	1,756,713	$17.00

      The per share weighted average fair value of stock options granted at a price equal to fair market value of the underlying common stock during 2002, 2001 and 2000 was $6.37, $12.43 and $8.06, respectively, on the date of grant. The fair value of options at date of grant was estimated using the Black-Scholes Model with the following weighted average assumptions:

	2002	2001	2000

Expected life (years)	2.95	3.09	3.47
Risk free interest rate	3.74%	3.97%	6.12%
Volatility	72.08%	72.32%	70.09%
Dividend yield	—	—	—

      SBS applies APB Opinion 25 accounting for its plans. Had SBS determined compensation cost based on fair value at grant date for its stock options under SFAS 123, SBS’ net income (loss) and EPS would have been reduced (increased) to the pro forma amounts indicated below:

	2002	2001	2000

	Thousands, except per-share data
Net income (loss), as reported	$(24,360)	$17,184	$8,903
Net income (loss), pro forma	(28,673)	9,178	3,473
EPS, as reported (basic)	(1.67)	1.23	0.71
EPS, pro forma (basic)	(1.97)	0.66	0.28
EPS, as reported (diluted)	(1.67)	1.14	0.66
EPS, pro forma (diluted)	(1.97)	0.65	0.28

(12) Retirement Plan

      SBS maintains a retirement plan under Section 401(k) of the Code for all U.S. employees of SBS. The plan provides for employees to selectively defer a percentage of their wages, which SBS matches at a predetermined rate not to exceed 4 percent of the employee’s wages. The plan also provides for additional contributions at the discretion of the Board of Directors. SBS’ contributions to the plan during the years ended June 30, 2002, 2001 and 2000 were approximately $1.1 million, $1.1 million and $0.8 million, respectively.

(13) Segment Financial Data

      SBS operates internationally through two operating segments: the Communications and Enterprise Group, and the Commercial and Government Group. These segments were defined during the fourth quarter of fiscal year 2002, in conjunction with the change in the Chief Executive Officer and management’s

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realignment of operations and market development efforts. To better align similar technologies and selling channels, the former Commercial Group and the former Government Group were combined and now consists of SBS Technologies, Inc., Commercial Group (formerly SBS Technologies Inc. Modular I/ O and SBS Technologies, Inc. Connectivity Products, which merged in May 2002, SBS Technologies, Inc., Government Group (formerly SBS Technologies, Inc., Embedded Computers, SBS Technologies GmbH & Co. KG (“or”), ortec Electronic Assembly GmbH, and SBS’ Avionics Products division. The Communications and Enterprise Group consists of Communications Products, SDL, and SBS Technologies, Inc., Industrial Computers. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer. Reportable segments for all periods have been reclassified to conform to the new segment reporting structure. A description of these segments follows:

•	The Communications and Enterprise Group designs and builds high performance embedded system products to serve the needs of communications and enterprise OEM customers. The Group provides a comprehensive portfolio of communication products, which include single board computers, input/output modules and fully integrated systems. These products are designed to meet the evolving requirements of communications customers while reducing cost and expediting time to market. These products are based on standard form factor hardware designs such as CompactPCI, PMC, PCI and open standard operating support such as VxWorks and Linux, and consistent driver development kits for ATM, frame relay and other software protocols.

•	The Commercial and Government Group designs and builds open-architecture computer components and systems for CompactPCI, PCI, VME, and PC/104 standard bus architectures. The Group’s product lines include Intel and PowerPC architecture CPU boards, serial and networking modules, analog and digital I/ O modules, computer interconnection and expansion units, MIL-STD-1553, ARINC 429, telemetry and complete computer systems. These products support OEM and end-user applications in semiconductor manufacturing equipment, industrial automation, medical imaging, military and aerospace, and entertainment applications.

      SBS measures its segments’ results of operations based on income (loss) before income taxes and prior to allocation of corporate overhead expenses other than corporate sales and marketing costs, asset impairment charges, substantially all amortization associated with acquisitions, substantially all interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. The accounting policies used to measure segment results of operations are the same as those described in note 1.

		Communications	Government &
		& Enterprise	Commercial	Corporate and
		Group	Group	Unallocated(1)	Other(2)	Total

	Thousands
Year ended June 30:
Gross Sales	2002	$36,882	$85,122	—	—	$122,004
Intersegment sales		(292)	(2,856)	—	—	(3,148)

Sales to external customers		36,590	82,266	—	—	118,856

Gross Sales	2001	96,924	98,463	—	—	195,387
Intersegment sales		(4,903)	(3,304)	—	—	(8,207)

Sales to external customers		92,021	95,159	—	—	187,180

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Communications	Government &
		& Enterprise	Commercial	Corporate and
		Group	Group	Unallocated(1)	Other(2)	Total

	Thousands
Gross Sales	2000	44,260	84,593	—	—	128,853
Intersegment sales		(334)	(330)	—	—	(664)

Sales to external customers		43,926	84,263	—	—	128,189
Interest and other income (net)	2002	382	67	197	—	646
	2001	15	23	372	—	410
	2000	14	15	420	—	449
Interest expense	2002	—	—	15	—	15
	2001	—	1	1,070	—	1,071
	2000	15	50	386	—	451
Depreciation and Amortization	2002	834	1,910	8,567	—	11,311
	2001	812	1,691	7,695	—	10,198
	2000	452	1,286	5,253	—	6,991
Segment profit (Income (loss) before income taxes)	2002	(14,381)	11,691	(35,120)	—	(37,810)
	2001	22,122	21,368	(16,615)	—	26,875
	2000	10,207	18,812	(9,428)	(4,000)	15,591
As of June 30:
Total assets	2002	15,465	35,217	74,966	—	125,648
	2001	38,358	38,754	70,060	—	147,172

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate sales and marketing costs, asset impairment charges, substantially all interest expense, substantially all interest income, investment write-downs, and substantially all amortization of associated with acquisitions. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets, goodwill, and intangible assets.

(2)	Fiscal 2000 includes a charge for acquired in-process research and development associated with a purchase business combination that management does not consider in assessing segment profit.

(14) Geographic Areas and Major Customers

		United States	United States
		Domestic	Exports	Germany	Total

		Thousands
Sales to External Customers(1)	2002	$87,087	19,201	12,568	$118,856
	2001	140,887	34,448	11,845	187,180
	2000	91,438	25,365	11,386	128,189
Long-lived assets, net	2002	$11,090	—	417	$11,507
	2001	11,063	—	412	11,475

(1)	Sales are classified according to the location of the shipment.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the years ended June 30, 2002, 2001 and 2000, United States export sales as a percentage of total United States sales were 18.1%, 19.6%, and 21.7%, respectively. United States export sales were made primarily in the following foreign markets:

	2002		2001		2000

	Sales		Sales		Sales
	(000’s)%		(000’s)%		(000’s)%

Canada	$3,494	18.2	$5,424	15.7	$2,892	11.4
Japan	3,066	16.0	4,784	13.9	4,271	16.9
Sweden	2,339	12.2	12,539	36.4	9,097	35.9
France	1,682	8.8	1,752	5.1	1,495	5.9
Germany	1,528	8.0	2,275	6.6	1,433	5.6
Korea	1,240	6.5	720	2.1	934	3.7
China	1,096	5.7	762	2.2	360	1.4
United Kingdom	932	4.8	1,327	3.9	1,929	7.6
Singapore	658	3.4	87	0.3	68	0.3
Brazil	624	3.2	89	0.3	4	—
Israel	527	2.7	1,865	5.4	691	2.7
All others	2,015	10.5	2,824	8.2	2,191	8.6

	$19,201	100.0	$34,448	100.0	$25,365	100.0

      In fiscal 2002, 2001 and 2000, no one customer, or group of entities known to be under common control, exceeded 10% of SBS’ sales.

(15)	Related Party Transactions

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

      On April 26, 2002, at its regularly scheduled Board meeting, Christopher J. Amenson was elected Chairman of the Board of Directors and Chief Executive Officer and David H. Greig was elected President and Chief Operating Officer. Former Chairman and Chief Executive Officer, Grahame E. Rance, resigned to pursue other business opportunities. As part of the Separation Agreement between Mr. Rance and SBS, the unamortized portion of the loan to Mr. Rance of $1,573,700 was forgiven, Mr. Rance received 8 months base pay, and he returned 30,000 shares of restricted SBS common stock, 5,000 of which were vested and 25,000 of which were unvested. This resulted in severance and other employee termination costs of approximately $2.0 million in the quarter ended June 30, 2002.

(16)	Severance and Other Employee Termination Charges

      On April 28, 2002, SBS announced the resignation of its Chairman of the Board and Chief Executive Officer, Grahame E. Rance. During the quarter ended June 30, 2002, SBS recorded approximately

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million of severance and other employee termination costs related to the Separation Agreement between SBS and Mr. Rance.

      During the year ended June 30, 2002, based on unfavorable economic and market conditions, facility consolidation actions, and the decision to exit the legacy PCI Chassis product line, SBS reduced its employee base, resulting in elimination of 159 positions in manufacturing, research and development, administration, and sales and marketing. On August 14, 2001, SBS notified 58 employees that their positions would be eliminated by the end of September, 2001. On December 26, 2001, the SBS Board of Directors approved additional reductions, to be completed through March 31, 2002 and 54 employees were notified that their jobs would be eliminated. On May 21, 2002, SBS announced further reductions, which were effective immediately, and 47 employees were notified that their jobs had been eliminated. As a result, for the year ended June 30, 2002, employee severance and other termination charges of approximately $1,253,000 were recorded. As of June 30, 2002, cash payments of $963,000 had been made, $21,000 of the original charge was reversed as a result of the decision not to terminate certain originally notified employees, and the remaining $269,000 will be paid through the quarter ending December 31, 2002.

(17)	Contingencies

      Subsequent to June 30, 2002, SBS received notice of a claim for patent infringement regarding the sale of SBS’ PCMCIA product line. Management is currently evaluating the claim. Due to the uncertainty regarding the ultimate outcome of this matter, SBS is currently unable to determine an estimate of the amount or range, if any, of potential loss. However, management believes the outcome of this matter will not have a material impact on SBS’ financial position.

      SBS is subject to various claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      Certain information required by Part III is incorporated by reference to the SBS’ definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting to be held November 14, 2002.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item, pertaining to information on directors, is incorporated by reference to SBS’ Proxy Statement under the section entitled “Proxy Item No. 1 — Election of Directors.” The information required by this item, pertaining to information on executive officers, is incorporated by reference to SBS’ Proxy Statement under the sub-section of Proxy Item No. 1 entitled “Executive Officers Who Are Not Directors.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to SBS’ Proxy Statement under the section entitled “Compensation of Named Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following sets forth certain information as of June 30, 2002 with respect to compensation plans of SBS under which securities may be issued:

Equity Compensation Plan Information

Number of securities
	Number of securities to be	Weighted-average exercise	remaining available for
	issued upon exercise of	price of outstanding	future issuance under
	outstanding options, rights,	options, rights, restricted	equity compensation plans
	restricted stock, and other	stock, and other stock-	(excluding securities
Plan Category	stock-based awards	based awards	reflected in first column)

Equity compensation plans approved by security holders	3,354,355	$16.60	1,845,264
Equity compensation plans not approved by security holders	—	—	—

Total	3,354,355	$16.60	1,845,264

      All other information required by this item is incorporated by reference to SBS’ Proxy Statement under the section entitled “Ownership of SBS Common Stock.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to SBS’ Proxy Statement under the section entitled “Proxy Item No. 1 — Election of Directors” and sub-section of Proxy Item No. 1 entitled “Executive Officers Who Are Not Directors.”

Item 14.	Controls and Procedures

      As of the date of this report, there were no significant changes in SBS’ internal controls or in other factors that could significantly affect these controls subsequent to the date of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Stockholders’ Equity Consolidated Statements of Cash Flows

      (b) Financial Statement Schedules

           Not applicable

      (c) Exhibits. The Exhibits listed on the accompanying Index to Exhibits at the end of this Report are filed as part of, or incorporated by reference into, this Report. Management contracts or compensatory plans or arrangements are indicated in the index by an asterisk (*).

      (d) Reports on Form 8-K during the fourth quarter.

      On April 30, 2002, SBS filed Form 8-K relating to changes in senior management that were effective April 26, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC.

By:	/s/ CHRISTOPHER J. AMENSON

Christopher J. Amenson
Chairman and Chief Executive Officer

By:	/s/ JAMES E. DIXON, JR.

James E. Dixon, Jr.
Vice President, Chief Financial Officer,
Secretary and Treasurer

Date: September 26, 2002

CERTIFICATION

I, James E. Dixon, Jr. certify that:

      1.     I have reviewed this annual report on Form 10-K of SBS Technologies, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ JAMES E. DIXON, JR.

James E. Dixon, Jr.
Vice President, Chief Financial Officer,
Secretary, and Treasurer

Dated:     September 20, 2002

CERTIFICATION

I, Christopher J. Amenson certify that:

      1.     I have reviewed this annual report on Form 10-K of SBS Technologies, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ CHRISTOPHER J. AMENSON

Christopher J. Amenson
Chairman and Chief Executive Officer

Dated:     September 20, 2002

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2002

INDEX TO EXHIBITS

Exhibit
No.		Description

3.i(13)	—	Restated Articles of Incorporation dated November 10, 2000
3.ii(14)	—	Restated and amended By-laws dated November 10, 2000
4.a(13)	—	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.
4.b(14)	—	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.
4.c(15)	—	Form of certificate evidencing Common Stock
4.1	—	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent. Filed herewith electronically
10.c*	—	1997 Employee Incentive Stock Option Plan. Filed herewith electronically
10.f*	—	1992 Incentive Stock Option Plan. Filed herewith electronically
10.h*	—	1993 Incentive Stock Option Plan. Filed herewith electronically
10.i*	—	1993 Director and Officer Stock Option Plan (as amended). Filed herewith electronically
10.v*	—	1996 Employee Stock Purchase Plan (as amended). Filed herewith electronically
10.ac(1)	—	Office/ Warehouse Lease Between Lutheran Brotherhood, (a Minnesota Corporation), and Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated September 5, 1997
10.ad(1)	—	Amendment #1 to Lease between Lutheran Brotherhood, a Minnesota Corporation, and Bit 3 Computer Corporation, a wholly owned subsidiary of SBS Technologies, Inc., dated December 23, 1997
10.ah(2)	—	Standard Industrial Lease Between Carlsbad Business Park, LLC, (a California Limited Liability Company), and SBS Technologies, Inc. dated September 10, 1998
10.ai(3)	—	Credit Agreement between SBS Technologies, Inc., as borrower, and Bank of America N.A., formerly Nationsbank, N.A., as lender, dated December 1, 1998
10.al(4)	—	Lease Agreement between Mair GmbH & Co. KG and or Industrial Computers GmbH, a wholly-owned subsidiary of SBS Holding GmbH, a wholly-owned subsidiary of SBS Technologies, Inc.
10.am(5)*	—	1998 Long-Term Equity Incentive Plan
10.an(6)	—	Partnership Agreement between SBS or Industrial Computer GmbH & Co. KG and SBS or Industrial Computers Verwaltungs GmbH, general partner, and SBS Technologies Holding GmbH, limited partner
10.ao(7)	—	Lease Agreement between 8-L Newark 8371, LLC and SBS Technologies, Inc. dated August 14, 1999
10.aq(8)	—	Modification of Credit Agreement, Guaranty Agreements and Related Loan Documents, between SBS Technologies, Inc., and Bank of America, N.A., formerly NationsBank, N.A., dated January 31, 2000
10.ar(8)	—	Amended and Restated Revolving Promissory Note, between SBS Technologies, Inc. and Bank of America, N.A., formerly NationsBank, N.A., dated January 31, 2000
10.as(9)	—	Stock Purchase Agreement dated April 12, 2000 between SBS Technologies, Inc., and SDL Communications, Inc. and the stockholders of SDL Communications, Inc.

Exhibit
No.			Description

10.at(10)		—	Second Modification of Credit Agreement, Guaranty Agreements and Related Loan Documents, between SBS Technologies, Inc., and Bank of America, N.A., and the Subsidiaries of SBS Technologies, Inc. dated March 31, 2000
10.au(10)		—	Second Amended and Restated Revolving Promissory Note, between SBS Technologies, Inc., and Bank of America, N.A., formerly NationsBank, N.A., dated March 31, 2000
10.av(10)		—	Supplement I to Loan Documents, made and executed as of April 14, 2000 by SBS Technologies, Inc., and SDL Communications, Inc.
10.aw(10)		—	Security Agreement, entered into as of March 31, 2000, by SBS Technologies, Inc., and all Subsidiaries of SBS Technologies, Inc., in favor of Bank of America, N.A., formerly NationsBank, N.A.
10.ax(11)		—	Lease between AFC-5, LLC, a New Mexico limited liability Company, and SBS Technologies, Inc., dated May 16, 2000
10.ay(11)		—	Lease between Long Gate, LLC, a Delaware limited liability company, and SDL Communications, Inc., a Massachusetts corporation, dated June 15, 2000
10.ba(16)		—	Lease between Rosa Point II, LLC and SBS Technologies, Inc., dated February 15, 2001
10.bc(16)	*	—	Employment agreement between SBS Technologies, Inc. and Christopher J. Amenson, dated December 27, 2000 and addendum to employment agreement between SBS Technologies, Inc. and Christopher J. Amenson, dated April 27, 2001
10.bd(16)		—	Third Modification of Credit Agreement, Promissory Note, Guaranty Agreements and Related Loan Documents, between SBS Technologies, Inc., and Bank of America, N.A., formerly NationsBank, N.A., dated March 31, 2001
10.be(12)	*	—	2000 Long-Term Equity Incentive Plan
10.bf(17)	*	—	Employment agreement between Registrant and Grahame E. Rance, dated March 9, 2001
10.bg(17)	*	—	Employment agreement between Registrant and James E. Dixon, Jr. dated March 8, 2001
10.bh(17)	*	—	Employment agreement between Registrant and Charles Tompkins, dated January 15, 2001
10.bl(18)	*	—	Employment agreement between Registrant and Dan Moore dated April 6, 2001
10.bm(18)	*	—	Employment agreement between Registrant and Penny St. Clair-Holmes, dated April 23, 2001
10.bn(19)		—	Asset Purchase Agreement dated as of March 4, 2002, by and among SBS Technologies, Inc. Connectivity Products, SBS Technologies, Inc. and Intrusion, Inc. with respect to certain assets of its Essential Communications Division
10.bo(19)	*	—	Separation Agreement between Grahame Rance and SBS Technologies, Inc. effective April 26, 2002
10.bp(19)	*	—	Employment Agreements between David Greig and SBS Technologies, Inc., Clarence Peckham and SBS Technologies, Inc. and James E. Dixon, Jr. and SBS Technologies, Inc., effective April 26, 2002, dated May 9, 2002
10.bq(19)	*	—	Employment Agreements between Christopher J. Amenson and SBS Technologies, Inc., effective April 26, 2002, dated April 26, 2002.
10.br*		—	Employment Agreement between Daniel Moore and SBS Technologies, Inc., effective April 26, 2002, dated May 15, 2002. Filed herewith electronically
10.bs		—	Fourth Modification of Credit Agreement, Note, Guaranty Agreements and Related Loan Documents between SBS Technologies, Inc., and Bank of America, N.A., formerly NationsBank, N.A., dated June 30, 2002. Filed herewith electronically
10.bt		—	Amendment #2 to Lease between Oakview Eagan Investors, LLC (a Delaware Limited Liability Company), as successor in interest to Lutheran Brotherhood, (a Minnesota Corporation), and SBS Technologies, Inc., Commercial Group, formerly known as Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated May 22, 2002. Filed herewith electronically

Exhibit
No.		Description

10.bu	—	Amendment #1 to Lease between AFC-5, LLC (a New Mexico Limited Liability Company) and SBS Technologies, Inc., dated February 1, 2001. Filed herewith electronically
10.bv	—	Amendment #2 to Lease between AFC-5, LLC (a New Mexico Limited Liability Company) and SBS Technologies, Inc., dated April 1, 2002. Filed herewith electronically
21	—	Subsidiaries of the registrant. Filed herewith electronically
23.1	—	Consent of KPMG LLP. Filed herewith electronically
25	—	Power of attorney. Filed herewith electronically
99.1b	—	Certification of Christopher J. Amenson, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically
99.1c	—	Certification of James E. Dixon, Jr., Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

NOTES:

(1)	Incorporated by reference to Exhibits 10.ac and 10.ad of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(2)	Incorporated by reference to Exhibit 10.ah of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(3)	Incorporated by reference to Exhibits 10.ai of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(4)	Incorporated by reference to Exhibit 10.al of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5)	Incorporated by reference to Exhibit “B” of the Registrant’s Proxy Statement for its annual meeting held November 11, 1997, originally filed October 6, 1997.

(6)	Incorporated by reference to Exhibits 10.an of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(7)	Incorporated by reference to Exhibit 10.ao of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(8)	Incorporated by reference to Exhibits 10.aq, and 10.ar of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(9)	Incorporated by reference to Exhibit 10.as of the Registrant’s Form 8-K dated April 26, 2000.

(10)	Incorporated by reference to Exhibits 10.at, 10.au, 10.av and 10.aw of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(11)	Incorporated by reference to Exhibits 10.ax and 10.ay of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(12)	Incorporated by reference to Exhibit “A” of the Registrant’s Proxy Statement for its annual meeting held November 9, 2000, originally filed October 2, 2000.

(13)	Incorporated by reference to Exhibit 3.i of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14)	Incorporated by reference to Exhibit 3.ii of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(15)	Incorporated by reference to Exhibit 4.c, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(16)	Incorporated by reference to Exhibits 10.ba, 10.bc and 10.bd of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(17)	Incorporated by reference to Exhibits 10.bf, 10.bg, 10.bh, of the Registrant’s Report on Form 10-K for the year ended June 30, 2001.

(18)	Incorporated by reference to Exhibits 10.bl and 10.bm of the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001.

(19)	Incorporated by reference to Exhibits 10.bn, 10.bo, 10.bp and 10.bq of the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.

Note: An asterisk (*) indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.