Form 10-Q
period 2002-09-30
SBS TECHNOLOGIES INC
filed 2002-11-13
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-10981

SBS TECHNOLOGIES, INC.

New Mexico (State or other jurisdiction of incorporation or organization)	85-0359415 (IRS Employer Identification Number)

2400 Louisiana Blvd. NE
AFC Building 5, Suite 600
Albuquerque, New Mexico 87110
(505) 875-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO

As of November 1, 2002, the Registrant had 14,592,829 shares of its common stock outstanding.

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
EX-10.ac Office/Warehouse Lease
EX-10.ad Amendment #1 to Lease
EX-10.bw Lease Agreement
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2002

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

	September 30,	June 30,
	2002	2002

Assets
Current assets:
Cash and cash equivalents	$24,780	24,811
Receivables, net	21,516	22,619
Inventories	17,788	18,428
Deferred income taxes	6,715	9,446
Income tax receivable	7,551	4,584
Prepaid expenses	1,254	1,226
Other current assets	265	165

Total current assets	79,869	81,279

Property and equipment, net	10,810	11,507
Goodwill, net	20,357	20,468
Intangible assets, net	5,899	6,284
Deferred income taxes	5,571	5,703
Other assets	397	407

Total assets	$122,903	125,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,092	4,361
Accrued representative commissions	639	518
Accrued compensation	3,292	4,170
Other current liabilities	2,823	2,926

Total current liabilities	9,846	11,975

Long-term liabilities:
Other liabilities	18	27

Total liabilities	9,864	12,002

Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized, 14,592,829 issued and outstanding at September 30, 2002, 14,628,709 issued and outstanding at June 30, 2002	86,122	86,338
Accumulated other comprehensive loss	(3,321)	(3,113)
Retained earnings	30,238	30,421

Total stockholders’ equity	113,039	113,646

Total liabilities and stockholders’ equity	$122,903	125,648

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

	Three Months Ended September 30

	2002	2001

Sales	$27,833	31,799
Cost of sales	14,379	15,878

Gross profit	13,454	15,921
Selling, general and administrative expense	8,235	8,915
Research and development expense	4,714	4,274
Severance and other employee termination costs	335	185
Amortization of intangible assets	584	1,928

Operating income (loss)	(414)	619

Interest and other income, net	125	436
Foreign exchange gains (losses)	(22)	49

	103	485

Income (loss) before income taxes	(311)	1,104
Income tax expense (benefit)	(128)	456

Net income (loss)	$(183)	648

Net income (loss) per common share	$(0.01)	0.04

Net income (loss) per common share — assuming dilution	$(0.01)	0.04

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Thousands (except share amounts)
(Unaudited)

	Common		Accumulated		Total
	stock		other		stock-
			comprehensive	Retained	holders'
	Shares	Amount	loss	earnings	equity

Balance at June 30, 2002	14,628,709	$86,338	$(3,113)	$30,421	$113,646
Exercise of stock options and warrants	4,560	13	—	—	13
Stock issued to directors under restricted stock awards	5,560	92	—	—	92
Stock repurchased and retired	(46,000)	(321)	—	—	(321)
Net income (loss)	—	—	—	(183)	(183)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(208)	—	(208)

Balance at September 30, 2002	14,592,829	$86,122	$(3,321)	$30,238	$113,039

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

	Three months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(183)	648

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,030	824
Amortization of intangible assets	584	1,928
Bad debt expense	125	80
Deferred income taxes	2,856	374
Income tax benefit of stock options exercised	—	5
Loss on disposition of assets	4	7
Foreign exchange (gains) losses	22	(49)
Stock-based compensation	—	28
Stock issued to directors under restricted stock awards	92	—
Changes in assets and liabilities:
Receivables	942	1,337
Inventories	600	3,906
Income tax receivable	(2,959)	2,424
Prepaids and other assets	(119)	124
Accounts payable	(1,292)	(153)
Accrued representative commissions	123	(296)
Accrued compensation	(872)	(1,084)
Other current liabilities	(102)	557

Net cash provided by operating activities	851	10,660

Cash flows from investing activities:
Acquisition of property and equipment	(343)	(1,013)
Purchase of license agreement	(200)	—

Net cash used by investing activities	(543)	(1,013)

Cash flows from financing activities:
Payments on notes payable	—	(2,500)
Repurchase and retirement of common stock	(321)	(488)
Proceeds from exercise of stock options and warrants	13	199

Net cash used by financing activities	(308)	(2,789)

Effect of exchange rate changes on cash	(31)	58

Net change in cash and cash equivalents	(31)	6,916
Cash and cash equivalents at beginning of period	24,811	9,734

Cash and cash equivalents at end of period	$24,780	16,650

Supplemental disclosure of cash flow information:
Interest paid	$12	15

Income taxes paid (received)	$44	(2,315)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

1)	Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.’s (“SBS”) Annual Report on Form 10-K for the year ended June 30, 2002 have been adhered to in preparing the accompanying interim condensed consolidated financial statements except as amended for the following discussion on accounting for goodwill. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year.

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) on July 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company has not completed its review of goodwill for impairment in accordance with SFAS 142; however, the review will be completed by December 31, 2002.

2)	Receivables, net

Receivables, net consist of the following:

	September 30,	June 30,
Thousands	2002	2002

Accounts receivable	22,840	23,992
Less allowance for doubtful accounts	(1,324)	(1,373)

	21,516	22,619

3)	Inventories

Inventories consist of the following:

	September 30,	June 30,
Thousands	2002	2002

Raw materials	10,038	9,663
Work in process	5,095	5,328
Finished goods	2,655	3,437

	17,788	18,428

For the three-month period ended September 30, 2002, approximately $375,000 of inventory previously written down to zero had been sold.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited) (Continued)

4)	Goodwill and Intangible Assets

Effective July 1, 2002, SBS adopted Statement of Financial Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. As of the date of adoption, SBS had unamortized goodwill of approximately $20.5 million, subject to the transition provisions of SFAS 142. There was no goodwill amortization expense for the three-month period ended September 30, 2002, whereas goodwill amortization amounted to $1.2 million for the three-month period ended September 30, 2001.

The following table presents the impact of the adoption of SFAS 142 on the Company’s reported net income (loss) and net income (loss) per applicable common share had SFAS 142 been in effect in fiscal 2001:

	Three months ended
Thousands except per share amounts	September 30,

	2002	2001

Reported net income (loss)	$(183)	$648

Adjustments:
Goodwill amortization	—	1,164
Workforce amortization	—	19
Income tax affect	—	(489)

Net adjustments	—	694

Adjusted net income (loss)	$(183)	$1,342

Reported net income (loss) per share	$(.01)	$.04
Adjusted net income (loss) per share	$(.01)	$.09

Reported net income (loss) per share — assuming dilution	$(.01)	$.04
Adjusted net income (loss) per share — assuming dilution	$(.01)	$.09

(continued)

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited) (Continued)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

Amortized Intangible Assets

	As of September 30, 2002

	Gross carrying	Accumulated
Thousands	amount	amortization	Net carrying amount

Core-developed technology	$8,753	$4,963	$3,790
License agreements	2,436	1,075	1,361
Covenant not-to-compete	1,623	1,083	540
Other intangibles	300	92	208

Total	$13,112	$7,213	$5,899

	As of June 30, 2002

	Gross carrying	Accumulated
	amount	amortization	Net carrying amount

Core-developed technology	$8,753	$4,723	$4,030
License agreements	2,236	826	1,410
Covenant not-to-compete	1,623	996	627
Other intangibles	300	83	217

Total	$12,912	$6,628	$6,284

There were no unamortized intangible assets outstanding as of the period ending September 30, 2002 and there was one license agreement unamortized at June 30, 2002 for $136,000 which was written off during the quarter ended September 30, 2002.

The following table summarizes the amortization expense attributable to intangible assets for the three month periods ended September 30, 2002 and 2001, as well as estimated amortization expense for the fiscal years ending in June 2003 through 2007.

Aggregate amortization expense:
For the three-months ended:	Thousands
September 30, 2002	$584
September 30, 2001	$1,928	(a)

Estimated amortization expense:
For the fiscal years ending:
June 30, 2003	$1,940
June 30, 2004	$1,673
June 30, 2005	$1,271
June 30, 2006	$847
June 30, 2007	$719

(a)	Totals for the three months ended September 30, 2001 includes $1.2 million of goodwill and workforce amortization.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited) (Continued)

Changes in the carrying amount of goodwill for the three-month period ended September 30, 2002 are as follows:

Total Goodwill by Operating Segment

	Communications and	Commercial and
Thousands	Enterprise Group	Government Group	Total

Balance at June 30, 2002	$3,448	$17,020	$20,468
Foreign currency translation adjustments	—	(111)	(111)

Balance at September 30, 2002	$3,448	$16,909	$20,357

5)	Earnings Per Share

Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share — assuming dilution includes the dilutive effects of potential common shares outstanding during the period. A reconciliation of the numerator and denominator of the per share and per share — assuming dilution calculations follow:

	Three months ended
Thousands except per share amounts	September 30,

	2002	2001

Net Income (Loss) Per Common Share
Net income (loss)	$(183)	648

Weighted-average common shares outstanding used in earnings per share computations	14,615	14,532

Net income (loss) per common share	$(0.01)	0.04

Net Income (Loss) Per Common Share — Assuming Dilution
Net income (loss)	$(183)	648

Weighted-average common shares outstanding used in earnings per share computations	14,615	14,861

Net income (loss) per common share — assuming dilution	$(0.01)	0.04

	Three months ended
Thousands except per share amounts	September 30,

	2002	2001

Shares Used in Net Income (Loss) per Share Computations
Average outstanding common shares	14,615	14,532
Incremental shares from assumed conversions — potential common shares	—	329

Shares used in net income (loss) per common share — assuming dilution computations	14,615	14,861

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited) (Continued)

Due to the reported net loss for the three months ended September 30, 2002, 22,710 potential common shares were not included in the computation of net loss per common share — assuming dilution because the effect would be anti-dilutive. For the three months ended September 30, 2002 and 2001, options to purchase 3,376,444 and 1,817,082 shares of common stock, respectively, were outstanding but were not included in the computation of net income (loss) per common share — assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

6)	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended September 30, 2002 and 2001 was ($391,000) and $1.8 million, respectively. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

7)	Segment Financial Data

SBS operates worldwide through two operating segments: the Communications and Enterprise Group and the Commercial and Government Group. The Communications and Enterprise Group consists of SBS Technologies, Inc., Communications and Enterprise Group (formerly SBS Technologies, Inc., Communications Products which merged in September 2002 with SDL Communications, Inc. and SBS Technologies, Inc., Industrial Computers). The Commercial and Government Group consists of SBS Technologies, Inc., Commercial Group, SBS Technologies, Inc. Government Group (formerly SBS Technologies, Inc., Embedded Computers and SBS’ avionics and telemetry division whose assets were conveyed to SBS Technologies, Inc., Government Group from SBS Technologies, Inc. in July 2002), SBS Technologies GmbH & Co. KG and ortec Electronic Assembly GmbH. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer. Reportable segments for all periods presented have been reclassified to conform to the current segment reporting structure.

SBS measures its segments’ results of operations based on income (loss) before income taxes and prior to allocation of corporate overhead expenses other than marketing costs, the majority of amortization associated with acquisitions and substantially all interest income and expense. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

	Communications	Government
	& Enterprise	& Commercial	Corporate &
Thousands	Group	Group	Unallocated (1)	Total

Three-month period ended September 30

Gross Sales 2002	6,914	20,948	—	27,862
Inter-segment sales	—	(29)	—	(29)

Sales to external customers	6,914	20,919	—	27,833

Gross Sales 2001	10,586	22,052	—	32,638
Inter-segment sales	(164)	(675)	—	(839)

Sales to external customers	10,422	21,377	—	31,799

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited) (Continued)

	Communications	Government
	& Enterprise	& Commercial	Corporate &
Thousands	Group	Group	Unallocated (1)	Total

Three-month period ended September 30

Segment profit (Income (loss) 2002	(1,680)	4,499	(3,130)	(311)
before taxes) 2001	834	4,959	(4,689)	1,104
As of September 30,
Total Assets 2002	13,353	35,767	73,783	122,903
2001	35,458	39,227	71,005	145,690

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate marketing costs, substantially all interest expense, substantially all interest income and substantially all amortization associated with acquisitions. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets, goodwill and intangible assets.

8)	Severance and Other Employee Termination Charges

For the quarter ended September 30, 2002, SBS recorded severance and other employee termination charges of $335,000. Due to the continued depressed economic and market conditions facing its Communications and Enterprise Group, on July 22, 2002, SBS notified 19 full and part-time employees at its Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, SBS notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. Also, during the quarter ended September 30, 2002, severance costs were incurred for 2 other employees who were notified that their jobs had been eliminated. As of September 30, 2002, of the $335,000 of severance and other employee termination costs, cash payments of $89,000 were made, and the remaining $246,000 will be paid through the quarter ending March 31, 2003.

During the year ended June 30, 2002, based on unfavorable economic and market conditions, facility consolidation actions, and the decision to exit the legacy PCI Chassis product line, SBS reduced its employee base, resulting in elimination of 159 positions in manufacturing, research and development, administration, and sales and marketing. As a result, for the year ended June 30, 2002, employee severance and other termination charges of approximately $1,253,000 were recorded. As of September 30, 2002, cash payments of $1,116,000 had been made, $21,000 of the original charge was reversed as a result of the decision not to terminate certain originally notified employees, and the remaining $116,000 will be paid through the quarter ending December 31, 2002.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2002

The following discussion and analysis should be read in conjunction with SBS’ Financial Statements and Notes thereto. Information discussed herein, other than statements of historical fact, that addresses future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements include expected sales and gross margin for the quarter ending December 31, 2002, expectations of internally-generated cash flows, expectations of SBS’ breakeven sales level, and expectations for government spending. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels based on preliminary information, and other items. The forward-looking statements included in this Form 10-Q are also subject to a number of risks, uncertainties, and other factors which could cause the actual results to differ materially from those contained in the forward-looking statements. These include but are not limited to economic, competitive, supply and demand, governmental, and technological factors affecting SBS’ operations, markets, products, services, and prices, a high degree of uncertainty and rapid change in the markets addressed by SBS’ products, customer demand for SBS’ products, and other risk factors listed in the Company’s Form 10-K for the year ended June 30, 2002. These forward-looking statements are not guarantees of future performance, and actual results, developments, and business decisions may differ materially from those expressed or implied by these forward-looking statements.

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

Sales for the three-month period ended September 30, 2002, were $27.8 million, a 12.5% decrease from the $31.8 million in sales for the three-month period ended September 30, 2001. Net loss for the three-month period ended September 30, 2002 was $(183,000), or net loss per common share — assuming dilution of $(0.01). This compares to net income for the three-month period ended September 30, 2001 of $648,000, or net income per common share — assuming dilution of $0.04. SBS’ continues to experience depressed market and economic conditions in its communications and commercial markets and management does not expect significant improvement in sales into these markets in fiscal 2003. Management expects some growth in sales to government customers in fiscal 2003 due to an expected increase in Department of Defense development and field deployment expenditures.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items such as inventory, allowances for doubtful accounts, depreciation and amortization periods, income taxes, and intangible assets. These estimates and assumptions are evaluated on an on-going basis and may require adjustment. Actual results could differ from the estimates under different assumptions or conditions. The policies discussed below are considered by management to be critical to an understanding of SBS’ consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. SBS did not make any changes to these policies during the quarter ended September 30, 2002. For additional accounting policies, see Note 1 to the condensed consolidated financial statements, “Summary of Significant Accounting Policies.”

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2002
(continued)

•	Revenue Recognition. Revenue is generally recognized when goods are shipped to the customer, provided that SBS has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Where customer acceptance provisions exist, revenue is recognized only when SBS is certain that the products meet all of the specified criteria for customer acceptance and all other revenue recognition criteria have been met.

•	Inventory Valuation. SBS records inventory write-downs based on estimates of obsolescence or unmarketable inventory, taking into account historical usage, forecasted future demand, and general market conditions. Write-downs may also be recorded based on SBS’ decisions to discontinue the marketing of certain products or product lines. If SBS’ forecasts are incorrect, market conditions deteriorate, or SBS decides to exit other product lines, additional inventory write-downs may be required. If market conditions or demand are better than expected, SBS may sell inventories that have been previously written down.

•	Allowances for Doubtful Accounts. SBS maintains allowances for doubtful accounts receivable resulting from the failure of its customers to make required payments. The estimate is based on the aging of SBS’ accounts receivable, SBS’ historical write-off experience, and the current and projected financial condition of customers. If SBS misinterprets the financial condition of customers or if the financial condition of customers deteriorates, additional allowances for doubtful accounts may be required.

•	Long-Lived and Intangible Assets. SBS evaluates the carrying value of long-lived and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry or economic downturn, a significant decline in SBS’ market value, or significant reductions in projected future cash flows. An asset would be considered to be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the asset. Once deemed impaired, a charge to expense is recognized to the extent that the carrying amount of the asset exceeds fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon SBS’ weighted average cost of capital. Estimates of future cash flows require significant judgment, and any change in these estimates may result in additional impairment charges.

•	Income Taxes. SBS’ estimates of current and deferred income taxes reflect SBS’ assessment of current and future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. Estimates of current income taxes include estimates for items such as general business credits and benefits from foreign sales. Actual income taxes could vary from these estimates due to future changes in income tax laws or review of SBS’ tax returns by taxing authorities.

Results of Operations

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

Sales. For the three-month period ended September 30, 2002, sales decreased 12.5%, or $4.0 million, from $31.8 million for the three-month period ended September 30, 2001, to $27.8 million. Unit shipments decreased within the Communications and Enterprise Group, primarily due to the continued depressed market and economic conditions affecting this Group, customer delays of existing backlog, and order cancellations. Unit shipments of the Commercial and Government Group declined across all product lines due to the current depressed market and economic conditions, partially offset by sales related to the products acquired from the Essential Communications asset acquisition completed on March 4, 2002. Management does not expect significant improvement in the communications and commercial markets in fiscal 2003. Management expects some growth in sales to government customers in fiscal 2003 due to an expected increase in Department of Defense development and field deployment expenditures. SBS expects the consolidated sales for the quarter ending December 31, 2002 will be consistent with the quarter ended September 30, 2002 however, actual results may vary materially.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2002
(continued)

Gross Profit. For the three-month period ended September 30, 2002, gross profit decreased 15.5%, or $2.5 million, from $15.9 million for the three-month period ended September 30, 2001, to $13.5 million, primarily due to the decline in sales. Gross profit as a percentage of sales decreased to 48.3% from the 50.1% in the three-month period ended September 30, 2001. This decrease was primarily due to a change in the sales mix within the Communications and Enterprise Group to lower margin products. During the three-month period ended September 30, 2002, SBS utilized approximately $375,000 of inventory that had been written down to zero cost during fiscal 2002, favorably impacting gross margin as a percentage of sales by 1.3%. Based on management’s expectations of sales for the quarter ending December 31, 2002, management expects gross profit as a percentage of sales to be similar to that of the first quarter of fiscal 2003.

Selling, General and Administrative Expense. For the three-month period ended September 30, 2002, selling, general and administrative (SG&A) expense decreased 7.6%, or $680,000 from $8.9 million for the three-month period ended September 30, 2001, to $8.2 million. This decrease was primarily due to the cost reductions implemented throughout the quarter ended June 30, 2002 and the quarter ended September 30, 2002. For the three-month period ended September 30, 2002, SG&A expense as a percentage of sales increased from 28.0% for the quarter ended September 30, 2001, to 29.6% as the reduction in SG&A expense wasn’t sufficient to offset the reduction in sales.

Research and Development Expense. For the three-month period ended September 30, 2002, research and development (R&D) expense increased 10.3%, or $440,000, from $4.3 million for the three-month period ended September 30, 2001, to $4.7 million. This increase was primarily due to the addition of research and development employees added as a result of the acquisition of the assets of Essential Communications completed on March 4, 2002. For the three-month period ended September 30, 2002, R&D expense as a percentage of sales increased to 16.9% from 13.4% in the three-month period ended September 30, 2001, due to the decrease in sales volume and the costs associated with the additional employees discussed above.

Severance and Other Employee Termination Costs. For the quarter ended September 30, 2002, SBS recorded severance and other employee termination charges of $335,000. Due to the continued depressed economic and market conditions facing its Communications and Enterprise Group, on July 22, 2002, SBS notified 19 full and part-time employees at its Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, SBS notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. Also, during the quarter ended September 30, 2002, severance costs were incurred for 2 other employees who were notified that their jobs had been eliminated. As of September 30, 2002, of the $335,000 of severance and other employee termination costs, cash payments of $89,000 made been made. The remaining $246,000 will be paid through the quarter ending March 31, 2003.

Amortization of Intangible Assets. For the three-month period ended September 30, 2002, amortization of intangible assets was $584,000, compared to $1.9 million for the three-month period ended September 30, 2001. Effective July 1, 2002, SBS adopted Statement of Financial Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. As of the date of adoption, SBS had unamortized goodwill of approximately $20.5 million, subject to the transition provisions of SFAS 142. There was no goodwill amortization expense for the three-month period ended September 30, 2002, whereas goodwill amortization amounted to approximately $1.2 million for the three-month period ended September 30, 2001. Additionally, a write-down of $136,000 was recorded in connection with a prepaid license agreement for a product that SBS determined during the quarter ended September 30, 2002, would not be brought to market.

Interest and Other Income, Net. For the three-month period ended September 30, 2002, net interest and other income of $125,000 consisted primarily of interest income associated with surplus cash. For the three-month period ended September 30, 2001, net interest and other income of $436,000 consisted primarily of a recovery from insurance of $307,000 and interest income associated with surplus cash.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2002
(continued)

Income Tax Expense (Benefit). For the three-month periods ended September 30, 2002 and 2001, income tax expense (benefit) represented effective rates of (41.2)% and 41.3%, respectively. A tax benefit related to the net loss for the quarter ended September 30, 2002 was recorded primarily due to SBS’ ability to realize the benefit through tax loss carry-backs to prior periods.

Earnings Per Share. For the three-month period ended September 30, 2002, net loss per common share and net loss per common share — assuming dilution was $(0.01) compared to net income per share and net income per common share — assuming dilution of $0.04 for the three-month period ended September 30, 2001.

Review of Business Segments

SBS operates internationally through two operating segments: the Communications and Enterprise Group and the Commercial and Government Group. The Communications and Enterprise Group consists of SBS Technologies, Inc., Communications and Enterprise Group (formerly SBS Technologies, Inc., Communications Products which merged in September 2002 with SDL Communications, Inc. and SBS Technologies, Inc., Industrial Computers). The Commercial and Government Group consists of SBS Technologies, Inc., Commercial Group, SBS Technologies, Inc. Government Group (formerly SBS Technologies, Inc., Embedded Computers and SBS’ avionics and telemetry division whose assets were conveyed to SBS Technologies, Inc., Government Group from SBS Technologies, Inc. in July 2002), SBS Technologies GmbH & Co. KG and ortec Electronic Assembly GmbH. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer.

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. In the measure of segment profit or loss (“Segment Profit (Loss)”), SBS does not allocate the following to these segments:

•	A majority of the amortization expense associated with acquisitions,

•	substantially all interest income earned on cash balances, and

•	corporate overhead costs, excluding corporate marketing costs.

Communications and Enterprise Group

Sales to
Three months ended September 30,	External Customers	Segment Profit (Loss)

FY03	$ 6.9 million	$(1.7) million
FY02	$10.4 million	$0.8 million

For the three-month period ended September 30, 2002, Communications and Enterprise Group sales to external customers decreased 33.7%, or $3.5 million, from $10.4 million for the three-month period ended September 30, 2001, to $6.9 million. This decrease was primarily due to the continued depressed market and economic conditions affecting this Group. This Group continues to experience customer delays of existing backlog and cancellations of backlog orders by the Group’s telecommunications infrastructure customers. SBS expects that the Group’s sales in the quarter ending December 31, 2002 will be lower than sales in the quarter ended September 30, 2002, primarily due to continued depressed market conditions although, actual results may vary materially.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2002
(continued)

For the three-month period ended September 30, 2002, Communications and Enterprise Group Segment (Loss) was $(1.7) million, compared to Segment Profit of $834,000 for the three-month period ended September 30, 2001. This decrease was primarily due to the decrease in sales and a change in product mix to lower margin products, severance expense relating to employee reductions implemented during the quarter, and the write-down of a prepaid license agreement for a product that SBS determined during the quarter, would not be brought to market. This was partially offset by a reduction of SG&A expense and R&D expense resulting from cost reductions implemented over the past several quarters. For the same reasons, Segment Profit (Loss) as a percentage of sales decreased from 8.0% for the three-month period ended September 30, 2001 to (24.3%) for the three-month period ended September 30, 2002.

Commercial and Government Group

Sales to
Three months ended September 30,	External Customers	Segment Profit

FY03	$20.9 million	$4.5 million
FY02	$21.4 million	$5.0 million

For the three-month period ended September 30, 2002, Commercial and Government Group sales to external customers decreased 2.1%, or $500,000 from $21.4 million for the three-month period ended September 30, 2001 to $20.9 million. Sales declined across all product lines due to the current depressed market and economic conditions, partially offset by approximately $795,000 in sales related to the products acquired from the Essential Communications asset acquisition completed on March 4, 2002. SBS expects that the Group’s sales in the quarter ending December 31, 2002 will be slightly higher than sales in the quarter ended September 30, 2002, primarily due to an expected increase in sales to government customers however, actual results may vary materially.

For the three-month period ended September 30, 2002, Commercial and Government Group Segment Profit was $4.5 million, compared to Segment Profit of $5.0 million for the three-month period ended September 30, 2001. This decrease was primarily due to the decrease in sales and the additional R&D expense resulting from the Essential Communications asset acquisition, partially offset by a reduction in SG&A expense due to cost reductions implemented during fiscal year 2002. For the same reasons, Segment Profit as a percentage of sales declined from 23.2% for the three-month period ended September 30, 2001 to 21.5% for the three-month period ended September 30, 2002.

Liquidity and Financial Condition

SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $24.8 million at September 30, 2002, unchanged from June 30, 2002. Net cash provided by operating activities was $851,000 and proceeds from the exercise of stock options totaled $13,000. The receipt of this cash was offset by $200,000 for the prepayment of a license agreement, $343,000 for the purchase of capital equipment, and $321,000 paid to repurchase shares of SBS common stock pursuant to a repurchase plan initially adopted for a one year period by the Board of Directors on September 14, 2001 and extended until September 2003. During the three-month period ended September 30, 2002, accounts receivable declined $942,000 due to a decline in sales and an improvement in collection days, and inventory declined $600,000 due to SBS’ continued improvement in the management of its inventories. Liabilities were in line with the current level of business.

At June 30, 2002, SBS was out of compliance with the cash flow coverage ratio covenant of its amended $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A., primarily due to the inventory write-down and charges for impairment of identifiable intangibles and goodwill recorded in the fourth quarter of fiscal 2002. At no time during the three-month period ended September 30, 2002 were any borrowings drawn on the Agreement. On September 20, 2002, SBS canceled the Agreement. Management does not believe, as of the date of this report and based upon management’s assessment of future cash needs and sources of cash, that SBS’ liquidity needs require SBS to have a credit facility in place at this time.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2002
(continued)

Management believes that SBS’ internally generated funds will be sufficient to finance its current operations and capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible in the future that SBS could require external financing through bank facilities, the sale of equity or debt securities, or other sources of capital. The sale of any equity or debt facilities, if required, may result in additional dilution to the shareholders. SBS cannot be certain that additional financing will be available, in amounts, or on terms, acceptable to SBS or at all.

As of the date of this report, SBS does not have any material capital expenditure commitments. As of September 30, 2002, SBS had $362,000 in remaining severance payments to employees, due at various dates through the quarter ending March 31, 2003 (see “Severance and Other Employee Termination Charges”). SBS is also committed under noncancelable operating leases that expire at various dates through fiscal 2006, as described in Management’s Discussion and Analysis in SBS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

For the three-month period ended September 30, 2002, there was no significant impact from inflation.

New Accounting Standards

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit of disposal activities and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 is SFAS 146’s requirement for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SBS does not expect the adoption of SFAS 146 to have a material impact on its financial statements or results of operations.

Business Outlook

Consistent with SBS’ press release dated October 15, 2002, SBS management expects sales for the second quarter of fiscal 2003 to be similar to the first quarter. Management believes that, excluding any transitional impairment charges and costs associated with any future employee severance or asset write-offs caused by unfavorable customer circumstances, SBS is structured so that it is reasonable to expect the company to break-even at a quarterly sales rate of between $27.0 million and $27.5 million.

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

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
September 30, 2002
(continued)

Controls and Procedures

With the participation of management, SBS’ Chief Executive Officer and Chief Financial Officer evaluated SBS’ disclosure controls and procedures as of September 30, 2002 (the “Evaluation Date” as referred to in the Certifications of the Chief Executive Officer and the Chief Financial Officer). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that SBS’ disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or, to the knowledge of SBS’ management, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

During the three-month period ended September 30, 2002, SBS received notice of a claim for patent infringement regarding the sale of SBS’ PCMCIA product line. Management is currently evaluating the claim. Due to uncertainty regarding the ultimate outcome of this matter, SBS is currently unable to determine an estimate of the amount or range, if any, of potential loss. However, management believes the outcome of this matter will not have a material impact on SBS’ financial position.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i	(1)	Restated Articles of Incorporation.
03.ii	(1)	Restated and Amended Bylaws.
04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.
04.b	(1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.
04.c	(1)	Form of certificate evidencing Common Stock.
04.1	(1)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2 and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent.
10.ac	(1)	Office/Warehouse Lease between Lutheran Brotherhood, a Minnesota Corporation, and Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated September 5, 1997.
10.ad	(1)	Amendment #1 to Lease between Lutheran Brotherhood, a Minnesota Corporation, and Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated December 23, 1997.
10.bw	(1)	Lease Agreement between Teal Properties, LLC and SBS Technologies, Inc. dated October 2, 2002.
99.1	(1)	Certification of Christopher J. Amenson, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	(1)	Certification of James E. Dixon, Jr., Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K — None

(1)	See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date: November 13, 2002	/s/ Christopher J. Amenson Chief Executive Officer and Chairman of the Board

Date: November 13, 2002	/s/ James E. Dixon, Jr. Vice President, Chief Financial Officer; Secretary and Treasurer

CERTIFICATION

I, Christopher J. Amenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SBS Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons of equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 11, 2002	/s/ Christopher J. Amenson Christopher J. Amenson Chairman and Chief Executive Officer

CERTIFICATION

I, James E. Dixon, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SBS Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons of equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 11, 2002	/s/ James E. Dixon, Jr. James E. Dixon, Jr. Vice President, Chief Financial Officer, Secretary and Treasurer

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description	Method of Filing

03.i	(1)	Restated Articles of Incorporation	—
03.ii	(2)	Restated and Amended Bylaws	—
04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.	—
04.b	(2)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	—
04.c	(3)	Form of certificate evidencing Common stock	—
04.1	(4)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2, and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent	—
10.ac		Office/Warehouse Lease between Lutheran Brotherhood, a Minnesota Corporation, and Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated September 5, 1997.	Filed herewith electronically.
10.ad		Amendment #1 to Lease between Lutheran Brotherhood, a Minnesota Corporation, and Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated December 23, 1997.	Filed herewith electronically.
10.bw		Lease Agreement between Teal Properties, LLC and SBS Technologies, Inc. dated October 2, 2002.	Filed herewith electronically.
99.1		Certification of Christopher J. Amenson, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.
99.2		Certification of James E. Dixon, Jr., Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

(1)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Incorporated by reference to Exhibit 4.c, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 1997, and to Exhibit 99.1a of the Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 1998.