Form 10-Q
period 2002-12-31
SBS TECHNOLOGIES INC
filed 2003-02-13
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-10981

SBS TECHNOLOGIES, INC.

New Mexico (State or other jurisdiction of incorporation or organization)	85-0359415 (IRS Employer Identification Number)

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

YES [ X ] NO [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ X ] NO [     ]

As of February 4, 2003, the Registrant had 14,602,308 shares of its common stock outstanding.

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements — Unaudited
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-99.1 Certification of Chairman and CEO
EX-99.2 Certification of Chief Financial Officer

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended December 31, 2002

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

	December 31,	June 30,
	2002	2002

Assets
Current assets:
Cash and cash equivalents	$25,155	24,811
Receivables, net	24,171	22,619
Inventories	19,256	18,428
Deferred income taxes	6,930	9,446
Income tax receivable	7,296	4,584
Prepaid expenses	1,986	1,226
Other current assets	133	165

Total current assets	84,927	81,279

Property and equipment, net	10,197	11,507
Goodwill, net	21,075	20,468
Intangible assets, net	5,447	6,284
Deferred income taxes	5,391	5,703
Other assets	389	407

Total assets	$127,426	125,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,097	4,361
Accrued representative commissions	969	518
Accrued compensation	3,646	4,170
Other current liabilities	3,263	2,926

Total current liabilities	11,975	11,975

Long-term liabilities:
Other liabilities	19	27

Total liabilities	11,994	12,002

Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized, 14,602,308 issued and outstanding at December 31, 2002, 14,628,709 issued and outstanding at June 30, 2002	86,329	86,338
Unearned compensation	(81)	—
Accumulated other comprehensive loss	(1,920)	(3,113)
Retained earnings	31,104	30,421

Total stockholders’ equity	115,432	113,646

Total liabilities and stockholders’ equity	$127,426	125,648

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

	Six Months Ended December 31		Three Months Ended December 31

	2002	2001	2002	2001

Sales	$57,093	60,781	29,260	28,982
Cost of sales	28,534	43,575	14,155	27,697

Gross profit	28,559	17,206	15,105	1,285

Selling, general and administrative expense	16,766	18,684	8,532	9,769
Research and development expense	9,421	8,776	4,735	4,502
Severance and other exit costs	598	322	234	137
Impairment of intangible assets	—	2,682	—	2,682
Amortization of intangible assets	1,036	3,853	452	1,925

Operating income (loss)	738	(17,111)	1,152	(17,730)

Interest and other income (expense), net	225	277	100	(159)
Foreign exchange gains (losses)	(27)	25	(5)	(24)

	198	302	95	(183)

Income (loss) before income taxes	936	(16,809)	1,247	(17,913)
Income tax expense (benefit)	253	(6,072)	381	(6,528)

Net income (loss)	$683	(10,737)	866	(11,385)

Net income (loss) per common share	$0.05	(0.74)	0.06	(0.78)

Net income (loss) per common share - assuming dilution	$0.05	(0.74)	0.06	(0.78)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Thousands (except share amounts)
(Unaudited)

	Common			Accumulated		Total
	stock		Unearned	other		stock-
			Compen-	comprehensive	Retained	holders'
	Shares	Amount	sation	loss	earnings	equity

Balance at June 30, 2002	14,628,709	$86,338	—	(3,113)	30,421	113,646

Exercise of stock options	5,560	13	—	—	—	13
Restricted stock awards issued	14,039	299	(97)	—	—	202
to directors
Stock-based compensation	—	—	16	—	—	16
Stock repurchased and retired	(46,000)	(321)	—	—	—	(321)
Net income	—	—	—	—	683	683
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	1,193	—	1,193

Balance at December 31, 2002	14,602,308	$86,329	(81)	(1,920)	31,104	115,432

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

	Six months ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$683	(10,737)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,996	1,776
Amortization of intangible assets	1,036	3,853
Impairment of intangible assets	—	2,682
Bad debt expense	268	297
Deferred income taxes	2,861	(6,562)
Income tax benefit of stock options exercised	—	83
Loss on disposition of assets	5	7
Foreign exchange (gains) losses	27	(25)
Stock-based compensation	16	56
Stock issued to directors under restricted stock awards	202	—
Changes in assets and liabilities:
Receivables	(1,557)	7,330
Inventories	(616)	18,057
Income tax receivable	(2,750)	2,260
Prepaids and other assets	(700)	1,188
Accounts payable	(282)	(420)
Accrued representative commissions	442	(239)
Accrued compensation	(554)	(440)
Other current liabilities	253	1,200

Net cash provided by operating activities	1,330	20,366

Cash flows from investing activities:
Acquisition of property and equipment	(666)	(2,231)
Purchase of license agreement	(200)	—

Net cash used by investing activities	(866)	(2,231)

Cash flows from financing activities:
Payments on notes payable	—	(2,500)
Repurchase and retirement of common stock	(321)	(488)
Proceeds from exercise of stock options and warrants	13	828

Net cash used by financing activities	(308)	(2,160)

Effect of exchange rate changes on cash	188	36

Net change in cash and cash equivalents	344	16,011
Cash and cash equivalents at beginning of period	24,811	9,734

Cash and cash equivalents at end of period	$25,155	25,745

Supplemental disclosure of cash flow information:
Interest paid	$12	15

Income taxes paid (received)	$252	(1,868)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Unaudited
December 31, 2002

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

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) on July 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. SBS completed step 1 of the required transitional goodwill impairment analysis in accordance with SFAS 142 prior to December 31, 2002 and an indicator of potential impairment was determined for certain reporting units in both the Commercial and Government Group and the Communications and Enterprise Group. SBS is in the process of completing step 2 of the required analysis to determine the amount, if any, of transitional impairment to be recorded prior to June 30, 2003.

2)	Receivables, net

Receivables, net consist of the following:

	December 31,	June 30,
Thousands	2002	2002

Accounts receivable	25,377	23,992
Less allowance for doubtful accounts	(1,206)	(1,373)

	24,171	22,619

3)	Inventories

Inventories consist of the following:

	December 31,	June 30,
Thousands	2002	2002

Raw materials	10,288	9,663
Work in process	5,635	5,328
Finished goods	3,333	3,437

	19,256	18,428

For the six and three month periods ended December 31, 2002, approximately $550,000 and $175,000 of inventory previously written down to zero had been sold.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Unaudited
December 31, 2002
(Continued)

4)	Goodwill and Intangible Assets

Effective July 1, 2002, SBS adopted SFAS 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. As of the date of adoption, SBS had unamortized goodwill of approximately $20.5 million subject to the transition provisions of SFAS 142, which included $434,000 for the net book value of acquired assembled workforce intangibles, as these assets did not meet the criteria for recognition apart from goodwill. There was no goodwill amortization expense for the six-month and three-month periods ended December 31, 2002, whereas goodwill amortization amounted to approximately $2.4 million and $1.2 million for the six and three month periods ended December 31, 2001.

The following table presents the impact of the adoption of SFAS 142 on reported net income (loss) and net income (loss) per applicable common share had SFAS 142 been in effect in fiscal 2001:

	Six months ended		Three months ended
Thousands - except per share amounts	December 31,		December 31,

	2002	2001	2002	2001

Reported net income (loss)	$683	(10,737)	866	(11,385)

Adjustments:
Goodwill amortization	—	2,331	—	1,166
Workforce amortization	—	38	—	19
Income tax affect	—	(856)	—	(432)

Net adjustments	—	1,513	—	753

Adjusted net income (loss)	$683	(9,224)	866	(10,632)

Net income (loss) per share:
Reported	$0.05	(0.74)	0.06	(0.78)
Adjusted	$0.05	(0.64)	0.06	(0.73)
Net income (loss) per share — assuming dilution:
Reported	$0.05	(0.74)	0.06	(0.78)
Adjusted	$0.05	(0.64)	0.06	(0.73)

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Unaudited
December 31, 2002
(Continued)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

Amortized Intangible Assets

	As of December 31, 2002

	Gross carrying	Accumulated	Net carrying
Thousands	amount	amortization	amount

Core-developed technology	$8,753	$5,201	$3,552
License agreements	2,436	1,191	1,245
Covenant not-to-compete	1,623	1,171	452
Other intangibles	300	102	198

Total	$13,112	$7,665	$5,447

	As of June 30, 2002

	Gross carrying	Accumulated	Net carrying
Thousands	amount	amortization	amount

Core-developed technology	$8,753	$4,723	$4,030
License agreements	2,236	826	1,410
Covenant not-to-compete	1,623	996	627
Other intangibles	300	83	217

Total	$12,912	$6,628	$6,284

The following table summarizes the amortization expense attributable to intangible assets for the six-month and three-month periods ended December 31, 2002 and 2001.

Aggregate amortization expense:
For the six-month periods ended:	Thousands
December 31, 2002	$1,036
December 31, 2001	$3,853	(a)
For the three-month periods ended:
December 31, 2002	$452
December 31, 2001	$1,925	(a)

(a)	Totals for the six and three months ended December 31, 2001 includes $2.4 million and $1.2 million, respectively, of goodwill and workforce amortization.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Unaudited
December 31, 2002
(Continued)

The following table summarizes estimated amortization expense for the fiscal years ending in June 2003 through 2007.

Estimated amortization expense:	Thousands
For the fiscal years ending:
June 30, 2003	$1,940
June 30, 2004	$1,673
June 30, 2005	$1,271
June 30, 2006	$847
June 30, 2007	$719

Changes in the carrying amount of goodwill for the six-month period ended December 31, 2002 are as follows:

Total Goodwill by Operating Segment

		Commercial and
	Communications and	Government
Thousands	Enterprise Group	Group	Total

Balance at June 30, 2002	$3,448	$17,020	$20,468
Foreign currency translation adjustments	—	607	607

Balance at December 31, 2002	$3,448	$17,627	$21,075

5)	Earnings Per Share

Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share — assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

	Six months ended		Three months ended
Thousands except per share amounts	December 31,		December 31,

	2002	2001	2002	2001

Net Income (Loss) Per Common Share
Net income (loss)	$683	(10,737)	866	(11,385)

Weighted-average common shares outstanding used in earnings per share computations	14,607	14,526	14,598	14,523

Net income (loss) per common share	$0.05	(0.74)	0.06	(0.78)

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Unaudited
December 31, 2002
(Continued)

	Six months ended		Three months ended
Thousands except per share amounts	December 31,		December 31,

	2002	2001	2002	2001

Net Income (Loss) Per Common Share — Assuming Dilution
Net income (loss)	$683	(10,737)	866	(11,385)

Weighted-average common shares outstanding used in earnings per share computations	14,632	14,526	14,627	14,523

Net income (loss) per common share — assuming dilution	$0.05	(0.74)	0.06	(0.78)

Shares Used in Net Income (Loss) per Share Computations
Average outstanding common shares	14,607	14,526	14,598	14,523
Incremental shares from assumed conversions — potential common shares	25	—	29	—

Shares used in net income (loss) per common share — assuming dilution computations	14,632	14,526	14,627	14,523

Due to the reported net loss for the six and three months ended December 31, 2001, 301,783 and 274,989 potential common shares, respectively, were not included in the computation of net loss per common share — assuming dilution because the effect would be anti-dilutive. For the six and three months ended December 31, 2002, options to purchase 3,267,443 and 3,121,129 shares of common stock, respectively, and for the six and three months ended December 31, 2001, options to purchase 1,975,524 and 2,069,494 shares of common stock, respectively, were outstanding but were not included in the computation of net income (loss) per common share — assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

6)	Comprehensive Income (Loss)

Comprehensive income for the six and three months ended December 31, 2002 was $1.9 million and $2.3 million respectively. Comprehensive loss for the six and three months ended December 31, 2001 was $(10.0) million and $(8.2) million, respectively. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Unaudited
December 31, 2002
(Continued)

7)	Segment Financial Data

SBS operates worldwide through two operating segments: the Communications and Enterprise Group and the Commercial and Government Group. The Communications and Enterprise Group consists of SBS Technologies, Inc., Communications and Enterprise Group (formerly SBS Technologies, Inc., Communications Products into which SDL Communications, Inc. and SBS Technologies, Inc., Industrial Computers were merged in September 2002). The Commercial and Government Group consists of SBS Technologies, Inc., Commercial Group, SBS Technologies, Inc., Government Group (formerly SBS Technologies, Inc., Embedded Computers and SBS’ avionics and telemetry division, the assets of which were conveyed to SBS Technologies, Inc., Government Group from SBS Technologies, Inc. in July 2002), SBS Technologies GmbH & Co. KG and ortec Electronic Assembly GmbH. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer. Reportable segments for all periods presented have been reclassified to conform to the current segment reporting structure.

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

		Communications &	Commercial &	Corporate &
Thousands		Enterprise Group	Government Group	Unallocated (1)	Total

Six-month periods ended December 31

Gross Sales	2002	12,337	44,831	—	57,168
Inter-segment sales		(19)	(56)	—	(75)

Sales to external customers		12,318	44,775	—	57,093

Gross Sales	2001	19,755	42,975	—	62,730
Inter-segment sales		(211)	(1,738)	—	(1,949)

Sales to external customers		19,544	41,237	—	60,781

Segment profit (income (loss) before taxes)	2002	(2,724)	9,919	(6,259)	936
	2001	(8,692)	4,545	(12,662)	(16,809)

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Unaudited
December 31, 2002
(Continued)

		Communications &	Commercial &	Corporate &
Thousands		Enterprise Group	Government Group	Unallocated (1)	Total

Three-month periods ended December 31
Gross Sales	2002	5,423	23,883	—	29,306
Inter-segment sales		(19)	(27)	—	(46)

Sales to external customers		5,404	23,856	—	29,260

Gross Sales	2001	9,169	20,923	—	30,092
Inter-segment sales		(47)	(1,063)	—	(1,110)

Sales to external customers		9,122	19,860	—	28,982

Segment profit (income (loss) before taxes)	2002	(1,044)	5,420	(3,129)	1,247
	2001	(9,526)	(414)	(7,973)	(17,913)

As of December 31,
Total Assets	2002	13,654	40,687	73,085	127,426
	2001	20,331	32,114	82,458	134,903

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate marketing costs, substantially all interest expense, substantially all interest income and substantially all amortization associated with acquisitions. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets, goodwill and intangible assets.

8)	Severance and Other Exit Costs

For the six and three months ended December 31, 2002, SBS recorded employee severance and other exit costs of $598,000 and $234,000, respectively. Due to the continued depressed economic and market conditions facing its Communications and Enterprise Group, on July 22, 2002, SBS notified 19 full and part-time employees at its Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, SBS notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. Also, during the six months ended December 31, 2002, severance costs were incurred for 12 other employees who were notified that their jobs had been eliminated. In addition, during the three months ended December 31, 2002, SBS paid lease termination fees of approximately $186,000 in connection with the closure of certain locations. As of December 31, 2002, all of the severance and other exit costs had been paid.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Unaudited
December 31, 2002
(Continued)

During the year ended June 30, 2002, based on unfavorable economic and market conditions, facility consolidation actions, and the decision to exit the legacy PCI Chassis product line, SBS reduced its employee base, resulting in elimination of 159 positions in manufacturing, research and development, administration, and sales and marketing. As a result, for the year ended June 30, 2002, employee severance and other termination charges of approximately $1,253,000 were recorded. As of December 31, 2002, cash payments of $1,219,000 had been made and $34,000 of the original charge was reversed as a result of the decision not to terminate certain originally notified employees.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002

The following discussion and analysis should be read in conjunction with SBS’ Financial Statements and Notes thereto. Information discussed herein, other than statements of historical fact, that addresses future financial performance, activities, events or developments that SBS or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements include expected sales for the remainder of fiscal 2003, sales and gross margin for the quarter ending March 31, 2003, expectations of internally-generated cash flows, and expectations for government spending. These statements are based upon certain assumptions and assessments made by management of SBS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels based on preliminary information, and other items. The forward-looking statements included in this Form 10-Q are also subject to a number of risks, uncertainties, and other factors which could cause the actual results to differ materially from those contained in the forward-looking statements. These include but are not limited to economic, competitive, supply and demand, governmental, and technological factors affecting SBS’ operations, markets, products, services, and prices, a high degree of uncertainty and rapid change in the markets addressed by SBS’ products, customer demand for SBS’ products, and other risk factors listed in the Company’s Form 10-K for the year ended June 30, 2002. These forward-looking statements are not guarantees of future performance, and actual results, developments, and business decisions may differ materially from those expressed or implied by these forward-looking statements.

Overview

SBS designs and builds open-architecture embedded computer products that enable original equipment manufacturers (OEM) to serve the commercial, communication, enterprise and government markets. SBS’ products are integrated into a variety of applications including communication networking, medical imaging, industrial automation, and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures. SBS’ objective is to continue to capitalize on its design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. SBS has grown, and intends to continue to grow, through a combination of internal growth and acquisitions. SBS completed ten acquisitions between 1992 and June 30, 2002 that broadened SBS’ product offerings and customer base. SBS achieves internal growth by expanding its existing product lines through new product development, through increasing penetration of its existing customer base, and by adding new customers.

Sales for the six-month period ended December 31, 2002 were $57.1 million, a 6.1% decrease from the $60.8 million in sales for the six-month period ended December 31, 2001. Net income for the six-month period ended December 31, 2002 was $683,000, or net income per common share — assuming dilution of $0.05. This compares to a net loss for the six-month period ended December 31, 2001 of $(10.7) million, or net loss per common share — assuming dilution of $(0.74).

Sales for the three-month period ended December 31, 2002, were $29.3 million, a 1.0% increase from the $29.0 million in sales for the three-month period ended December 31, 2001. Net income for the three-month period ended December 31, 2002 was $866,000, or net income per common share — assuming dilution of $0.06. This compares to a net loss for the three-month period ended December 31, 2001 of $(11.4) million, or net loss per common share — assuming dilution of $(0.78).

SBS continues to experience depressed market and economic conditions in the communications, enterprise, and commercial markets, and management does not expect significant improvement in sales into these markets for the remainder of fiscal 2003. Management expects some growth in sales to government customers for the remainder of fiscal 2003 due to increases in Department of Defense development and field deployment expenditures.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items such as inventory valuation, allowances for doubtful accounts, goodwill, long-lived and intangible assets, and income taxes. These estimates and assumptions are evaluated on an on-going basis and may require adjustment. Actual results could differ from the estimates under different assumptions or conditions. The policies discussed below are considered by management to be critical to an understanding of SBS’ consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Excluding the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” on July 1, 2002, SBS did not make any changes to these policies during the six month period ended December 31, 2002. For additional accounting policies, see Note 1 to the condensed consolidated financial statements, “Summary of Significant Accounting Policies.”

•	Revenue Recognition. Revenue is generally recognized when goods are shipped to the customer, provided that SBS has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Where customer acceptance provisions exist, revenue is recognized only when SBS is certain that the products meet all of the specified criteria for customer acceptance and all other revenue recognition criteria have been met.

•	Inventory Valuation. SBS records inventory write-downs to net realizable value, which result in increases to cost of sales, based on estimates of obsolescence or unmarketable inventory, taking into account historical usage, forecasted future demand, and general market conditions. Write-downs may also be recorded based on SBS’ decisions to discontinue the marketing of certain products or product lines. If SBS’ forecasts are incorrect, market conditions deteriorate, or SBS decides to exit other product lines, additional inventory write-downs may be required. If market conditions or demand are better than expected, SBS may sell inventories that have been previously written down.

•	Allowances for Doubtful Accounts. SBS maintains allowances for doubtful accounts receivable resulting from the failure of its customers to make required payments. The estimate is based on the aging of SBS’ accounts receivable, SBS’ historical write-off experience, and the current and projected financial condition of customers. If SBS misinterprets the financial condition of customers or if the financial condition of customers deteriorates, additional allowances for doubtful accounts, and consequently the provision for doubtful accounts, may be required.

•	Goodwill. In June 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. In conjunction with the implementation of SFAS 142 as of the beginning of fiscal 2003, SBS completed the first step of the required transitional impairment analysis prior to December 31, 2002 and an indicator of potential impairment was determined for certain reporting units in both the Commercial and Government Group and the Communications and Enterprise Group. SBS is in the process of completing the second step of the analysis to determine the amount, if any, of transitional impairment to be recorded prior to June 30, 2003. According to our accounting policy under the new rules, SBS will perform a similar review annually or earlier if indicators of potential impairment exist. The impairment review process is based on a discounted future cash flow approach that includes estimates of future market growth rates, sales and costs as well as appropriate discount rates. Estimates of future cash flows require significant judgment, and any change in these estimates could result in the recognition of additional impairment charges which reduce operating income.

•	Long-Lived and Intangible Assets. SBS evaluates the carrying value of long-lived and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry or economic downturn, a significant decline in SBS’ market value, or significant reductions in projected future cash flows. An asset would be considered to be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the asset. Once deemed impaired, a charge to expense is recognized to the extent that the carrying amount of the asset exceeds fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon SBS’ weighted average cost of capital. Estimates of future cash flows require significant judgment, and any change in these estimates may result in additional impairment charges which reduce operating income.

•	Income Taxes. SBS’ estimates of current and deferred income taxes reflect SBS’ assessment of current and future taxes to be paid or received on items reflected in the financial statements, giving consideration to both timing and probability of realization. Estimates of current income taxes include estimates for items such as general business credits and benefits from foreign sales. The fiscal 2003 annual effective tax rate could differ from current estimates as a result of, among other things, future changes in income tax laws, review of SBS’ tax returns by taxing authorities, or permanent book/tax differences resulting from the implementation of tax planning strategies.

Results of Operations
(references to fiscal 2003 and fiscal 2002 relate to interim and annual periods of the fiscal years ending on June 30)

Six Months Ended December 31, 2002 Compared To Six Months Ended December 31, 2001

Sales. For the six-month period ended December 31, 2002, sales decreased 6.1%, or $3.7 million, from $60.8 million for the six-month period ended December 31, 2001, to $57.1 million. Unit shipments declined within the Communications and Enterprise Group, primarily due to the continued depressed market and economic conditions and delays of shipment by several of the Group’s telecommunications infrastructure customers. Unit shipments increased among all product lines within the Commercial and Government Group, which includes sales contributed by products acquired in the Essential Communications asset acquisition completed on March 4, 2002, with the exception of avionics and telemetry products, which were consistent with fiscal 2002.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

SBS expects consolidated sales for the quarter ending March 31, 2003 to be consistent with the quarter ended December 31, 2002; however, actual results may vary.

Gross Profit. For the six-month period ended December 31, 2002, gross profit increased 66.0%, or $11.4 million, from $17.2 million for the six-month period ended December 31, 2001, to $28.6 million. The increase in gross profit was primarily due to significant inventory write-downs and other charges recorded in fiscal 2002 that were not present in fiscal 2003. In fiscal 2002, a $12.4 million inventory write-down and $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts were recorded. The write-down consisted of inventory associated with programs that were not anticipated to come back to their previous forecasts, inventory associated with SBS’ decision to exit its legacy PCI chassis product line, and inventory associated with SBS products that will no longer be marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS’ manufacturing operations contributed to the inventory write-down in fiscal 2002. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. During the six-month period ended December 31, 2002, SBS consumed approximately $550,000 of inventory that had been written down to zero cost during fiscal 2002, increasing gross margin as a percentage of sales by 1.0%. Gross profit as a percent of sales for the six-month period ended December 31, 2002 was 50.0% compared to 49.0% (excluding the $12.6 million of charges noted above) for the six-month period ended December 31, 2001. The improvement in gross margin resulted primarily from a change in sales mix to higher margin products in the six-month period ended December 31, 2002. Based on management’s sales projections for the third quarter of fiscal 2003, gross profit as a percentage of sales is expected to be slightly less than the 50.0% experienced during the six-months ended December 31, 2002, although actual results may vary.

Selling, General and Administrative Expense. For the six-month period ended December 31, 2002, selling, general and administrative (SG&A) expense decreased 10.3%, or $1.9 million from $18.7 million for the six-month period ended December 31, 2001, to $16.8 million. This decrease was primarily due to the benefits realized from cost reduction efforts implemented throughout the quarters ended June 30, 2002 and September 30, 2002. The decrease in costs, partially offset by the reduction in sales, resulted in an overall decrease in SG&A expense as a percentage of sales to 29.4% in the six month period ended December 31, 2002 from 30.7% in the six-month period ended December 31, 2001.

Research and Development Expense. For the six-month period ended December 31, 2002, research and development (R&D) expense increased 7.3%, or $645,000 from $8.8 million for the six-month period ended December 31, 2001, to $9.4 million. This increase was primarily due to the addition of research and development employees resulting from the acquisition of the assets of Essential Communications completed on March 4, 2002. For the six-month period ended December 31, 2002, R&D expense as a percentage of sales increased to 16.5% from 14.4% in the six-month period ended December 31, 2001, primarily due to the decrease in sales volume combined with the increase in R&D costs.

Severance and Other Exit Costs. For the six-months ended December 31, 2002, SBS recorded severance and other exit costs of $598,000, which included lease termination costs of approximately $186,000 paid as a result of SBS’ decision to exit certain locations. Due to the continued depressed economic and market conditions facing its Communications and Enterprise Group, on July 22, 2002, SBS notified 19 full and part-

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

time employees at its Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, SBS notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. Also, during the six months ended December 31, 2002, severance costs were incurred for 12 other employees who were notified that their jobs had been eliminated. As of December 31, 2002, there were no severance and other exit costs remaining to be paid from the exit plans discussed previously.

Impairment of Assets. There were no asset impairment charges recorded in the six-month period ended December 31, 2002. For the six-month period ended December 31, 2001, the $2.7 million asset impairment charge represented the write-off of the remaining goodwill recorded in connection with the acquisition of Industrial Computers (formerly Micro Alliance) in November 1997. The write-off was due to SBS’ decision to exit the PCI chassis business in the quarter ended December 31, 2001.

Amortization of Intangible Assets. For the six-month period ended December 31, 2002, amortization of intangible assets was $1.0 million, compared to $3.9 million for the six-month period ended December 31, 2001. Effective July 1, 2002, SBS adopted SFAS 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. As of the date of adoption, SBS had unamortized goodwill of approximately $20.5 million, subject to the transition provisions of SFAS 142. There was no goodwill amortization expense for the six-month period ended December 31, 2002, whereas goodwill amortization amounted to approximately $2.4 million for the same period of fiscal 2002.

Interest and Other Income (Expense), Net. For the six-month period ended December 31, 2002, net interest and other income of $225,000 consisted primarily of interest income associated with surplus cash. For the six-month period ended December 31, 2001, net interest and other income of $277,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash, partially offset by a $323,000 charge related to an other-than-temporary decline in SBS’ investment in a software company.

Income Tax Expense (Benefit). For the six-month periods ended December 31, 2002 and 2001, income tax expense (benefit) represented effective rates of 27.0% and (36.1)%, respectively. The decrease in the effective income tax rate was due to the impact of a change in the mix of pre-tax income from domestic and foreign sources coupled with benefits realized from tax planning strategies in excess of previous estimates. A tax benefit related to the net loss was recorded in fiscal 2002 primarily due to SBS’ ability to realize the benefit through a tax loss carryback to prior periods.

Earnings Per Share. For the six-month period ended December 31, 2002, net income per common share was $0.05 compared to a net loss per share of $(0.74) for the six-month period ended December 31, 2001. For the six-month period ended December 31, 2002, net income per common share — assuming dilution was $0.05 compared to a net loss per common share — assuming dilution of $(0.74) for the six-month period ended December 31, 2001. Net loss per common share and net loss per common share — assuming dilution for the six-month period ended December 31, 2001 would have been approximately $(0.04) excluding the $12.4 million inventory write-down, the $2.7 million asset impairment charge, the $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts, and the $322,000 of restructuring charges, which totaled $15.6 million ($10.1 million after tax).

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

Review of Business Segments

SBS operates internationally through two operating segments: the Communications and Enterprise Group and the Commercial and Government Group. The Communications and Enterprise Group consists of SBS Technologies, Inc., Communications and Enterprise Group (formerly SBS Technologies, Inc., Communications Products into which SDL Communications, Inc. and SBS Technologies, Inc., Industrial Computers were merged in September 2002). The Commercial and Government Group consists of SBS Technologies, Inc., Commercial Group, SBS Technologies, Inc., Government Group (formerly SBS Technologies, Inc., Embedded Computers and SBS’ avionics and telemetry division, the assets of which were conveyed to SBS Technologies, Inc., Government Group from SBS Technologies, Inc. in July 2002), SBS Technologies GmbH & Co. KG and ortec Electronic Assembly GmbH. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer.

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. In the measure of segment profit (loss) (“Segment Profit (Loss)”), SBS does not allocate the following to these segments:

•	a majority of the amortization expense associated with acquisitions,
•	substantially all interest income earned on cash balances, and
•	corporate overhead costs, excluding corporate marketing costs.

Communications and Enterprise Group

	Sales to External	Segment Profit
Six months ended December 31,	Customers	(Loss)

FY03	$12.3 million	$(2.7) million
FY02	$19.5 million	$(8.7) million

For the six-month period ended December 31, 2002, Communications and Enterprise Group sales to external customers decreased 37.0%, or $7.2 million, from $19.5 million for the six-month period ended December 31, 2001 to $12.3 million. This decrease was primarily due to the continued depressed market and economic conditions affecting this Group. This Group continues to experience customer delays of existing backlog and cancellations of backlog orders by the Group’s telecommunications infrastructure customers. SBS expects sales in the quarter ending March 31, 2003 to be consistent with the quarter ended December 31, 2002, although actual results may vary.

For the six-month period ended December 31, 2002, Communications and Enterprise Group Segment Loss was ($2.7) million, compared to $(8.7) million for the six-month period ended December 31, 2001. The reduction in the Group’s segment loss in fiscal 2003 was primarily due to significant inventory write-downs recorded in fiscal 2002 that were not present in fiscal 2003, coupled with reduced R&D expenses in fiscal 2003 as a result of the continued depressed market and economic conditions. In addition, lower sales and

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

gross profit also affected the fiscal 2003 results. The inventory write-downs of $7.6 million recorded in fiscal 2002 were associated with programs that were not anticipated to come back to their previous forecasts and with SBS’ decision to exit its legacy PCI chassis product line. For these reasons, for the six-month period ended December 31, 2002, Segment Profit (Loss) as a percent of sales changed from (44.6)% for the six-month period ended December 31, 2001 to (22.0)%.

Commercial and Government Group

	Sales to External	Segment
Six months ended December 31,	Customers	Profit

FY03	$44.8 million	$9.9 million
FY02	$41.2 million	$4.5 million

For the six-month period ended December 31, 2002, Commercial and Government Group sales to external customers increased 8.7%, or $3.6 million from $41.2 million for the six-month period ended December 31, 2001 to $44.8 million. Unit shipments in fiscal 2003 increased across all of the Group’s product lines with the exception of avionics and telemetry product shipments, which were consistent with fiscal 2002. SBS expects sales in the quarter ending March 31, 2003 to be consistent with the quarter ended December 31, 2002; however, actual results may vary.

For the six-month period ended December 31, 2002, Commercial and Government Group Segment Profit was $9.9 million, compared to $4.5 million for the six-month period ended December 31, 2001. The increase in fiscal 2003 was primarily due to the increase in sales combined with a change in sales mix to products with higher gross margins and decreased SG&A expenses as a result of the cost reduction efforts implemented during the past several quarters. In addition, there were significant inventory write-downs recorded in fiscal 2002 that were not present in fiscal 2003. In fiscal 2002, a $4.8 million inventory write-down and $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts were recorded. The inventory write-down in fiscal 2002 consisted of inventory associated with products that will no longer be marketed and excess component parts based on the implementation of the new inventory management methodology associated with the consolidation of SBS’ manufacturing operations. This was partially offset by increased R&D expense in fiscal 2003 compared with fiscal 2002 as a result of the Essential Communications asset acquisition in March 2002. For the same reasons, for the six-month period ended December 31, 2002, Segment Profit as a percent of sales increased from 10.9% for the six-month period ended December 31, 2001 to 22.2%.

Three Months Ended December 31, 2002 Compared To Three Months Ended December 31, 2001

Sales. For the three-month period ended December 31, 2002, sales increased 1.0%, or $278,000, from $29.0 million for the three-month period ended December 31, 2001, to $29.3 million. Unit shipments decreased within the Communications and Enterprise Group, primarily due to the continued depressed market and economic conditions affecting this Group, customer delays of existing backlog, and order cancellations. Unit shipments of the Commercial and Government Group increased across all product lines, partially due to sales related to the products acquired from the Essential Communications asset acquisition completed on

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

March 4, 2002. Management continues to expect no significant improvement in the communications and commercial markets the remainder of fiscal 2003. Management continues to expect some growth in sales to government customers the remainder of fiscal 2003 due to increases in Department of Defense development and field deployment expenditures. SBS expects consolidated sales for the quarter ending March 31, 2003 to be consistent with the quarter ended December 31, 2002, although actual results may vary.

Gross Profit. For the three-month period ended December 31, 2002, gross profit increased $13.8 million, from $1.3 million for the three-month period ended December 31, 2001, to $15.1 million. The increase in gross profit was primarily due to the significant inventory write-downs and other charges recorded in fiscal 2002 that were not present in fiscal 2003. Inventory write-downs and other charges of $12.6 million were recorded in the quarter ended December 31, 2001 as discussed previously. Gross profit as a percentage of sales increased to 51.6% in fiscal 2003 from the 47.8% (excluding the $12.6 million of inventory write-downs and other charges) in the three-month period ended December 31, 2001. This increase was primarily due to a change in the sales mix within the Commercial and Government Group to higher margin products. During the three-month period ended December 31, 2002, SBS consumed approximately $175,000 of inventory that had been written down to zero cost during fiscal 2002, increasing gross margin as a percentage of sales by 0.6%. Based on management’s sales projections for the third quarter of fiscal 2003, gross profit as a percentage of sales is expected to be slightly less than the 50.0% experienced during the six-months ended December 31, 2002; however, actual results may vary.

Selling, General and Administrative Expense. For the three-month period ended December 31, 2002, selling, general and administrative (SG&A) expense decreased 12.7%, or $1.3 million from $9.8 million for the three-month period ended December 31, 2001, to $8.5 million. This decrease was primarily due to the cost reductions implemented throughout the quarters ended June 30, 2002 and September 30, 2002. For these reasons, for the three-month period ended December 31, 2002, SG&A expense as a percentage of sales decreased from 33.7% for the quarter ended December 31, 2001, to 29.2%.

Research and Development Expense. For the three-month period ended December 31, 2002, research and development (R&D) expense increased 5.2%, or $233,000, from $4.5 million for the three-month period ended December 31, 2001, to $4.7 million. The increase was primarily due to the addition of research and development employees as a result of the acquisition of the assets of Essential Communications completed on March 4, 2002. For the three-month period ended December 31, 2002, R&D expense as a percentage of sales increased to 16.2% from 15.5% in the three-month period ended December 31, 2001.

Severance and Other Exit Costs. For the quarter ended December 31, 2002, SBS recorded severance and other exit costs of $234,000 which included lease termination costs of approximately $186,000 paid as a result of SBS’ decision to exit certain locations. Due to the continued depressed economic and market conditions facing its Communications and Enterprise Group, on July 22, 2002, SBS notified 19 full and part-time employees at its Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, SBS notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. Also, during the six months ended December 31, 2002, severance costs were incurred for 12 other employees who were notified that their jobs had been eliminated. As of December 31, 2002, there were no severance and other exit costs remaining to be paid from the exit plans discussed previously.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

Impairment of Assets. There were no asset impairment charges recorded in the three-month period ended December 31, 2002. For the three-month period ended December 31, 2001, the $2.7 million asset impairment charge represented the write-off of the remaining goodwill recorded in connection with the acquisition of Industrial Computers (formerly Micro Alliance) in November 1997. The write-off was due to SBS’ decision to exit the PCI chassis business in the quarter ended December 31, 2001.

Amortization of Intangible Assets. For the three-month period ended December 31, 2002, amortization of intangible assets was $452,000, compared to $1.9 million for the three-month period ended December 31, 2001. Effective July 1, 2002, SBS adopted SFAS 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. As of the date of adoption, SBS had unamortized goodwill of approximately $20.5 million, subject to the transition provisions of SFAS 142. There was no goodwill amortization expense for the three-month period ended December 31, 2002, whereas goodwill amortization amounted to approximately $1.2 million for the three-month period ended
December 31, 2001.

Interest and Other Income (Expense), Net. For the three-month period ended December 31, 2002, net interest and other income of $100,000 consisted primarily of interest income associated with surplus cash. For the three-month period ended December 31, 2001, net interest and other expense of $(159,000) consisted primarily of a $323,000 write-down of SBS’ investment in a software company due to an other-than temporary decline in value, partially offset by interest income associated with surplus cash.

Income Tax Expense (Benefit). For the three-month periods ended December 31, 2002 and 2001, income tax expense (benefit) represented effective rates of 30.6% and (36.4)%, respectively. The decrease in the effective income tax rate was due to the impact of a change in the mix of pre-tax income from domestic and foreign sources coupled with benefits realized from tax planning strategies in excess of previous estimates. A tax benefit related to the net loss in fiscal 2002 was recorded primarily due to SBS’ ability to realize the benefit through tax loss carrybacks to prior periods.

Earnings Per Share. For the three-month period ended December 31, 2002, net income per common share and net income per common share — assuming dilution was $0.06 compared to net loss per share and net loss per common share — assuming dilution of $(0.78) for the three-month period ended December 31, 2001.

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

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. In the measure of segment profit (loss) (“Segment Profit (Loss)”), SBS does not allocate the following to these segments:

•	a majority of the amortization expense associated with acquisitions,
•	substantially all interest income earned on cash balances, and
•	corporate overhead costs, excluding corporate marketing costs.

Communications and Enterprise Group

	Sales to External	Segment Profit
Three months ended December 31,	Customers	(Loss)

FY03	$5.4 million	$(1.0) million
FY02	$9.1 million	$(9.5) million

For the three-month period ended December 31, 2002, Communications and Enterprise Group sales to external customers decreased 40.7%, or $3.7 million, from $9.1 million for the three-month period ended December 31, 2001, to $5.4 million. This decrease was primarily due to the continued depressed market and economic conditions affecting this Group. This Group continues to experience customer delays of existing backlog and cancellations of backlog orders by the Group’s telecommunications infrastructure customers. SBS expects sales in the quarter ending March 31, 2003 to be consistent with the quarter ended December 31, 2002; however, actual results may vary.

For the three-month period ended December 31, 2002, Communications and Enterprise Group Segment Loss was $(1.0) million, compared to $(9.5) million for the three-month period ended December 31, 2001. The reduction in the loss was primarily due to significant inventory write-downs recorded in fiscal 2002, a total of $7.6 million, which were not present in fiscal 2003, combined with lower SG&A and R&D expenses in fiscal 2003 resulting from the cost reductions implemented over the past several quarters. This was partially offset by the decrease in sales, a change in product mix to lower margin products in fiscal 2003, and severance and other exit costs paid during the fiscal 2003 quarter. For the same reasons, for the three-month period ended December 31, 2002, Segment Profit (Loss) as a percentage of sales improved from (104.4)% for the three-month period ended December 31, 2001 to (18.5)%.

Commercial and Government Group

	Sales to External	Segment Profit
Three months ended December 31,	Customers	(Loss)

FY03	$23.9 million	$ 5.4 million
FY02	$19.9 million	$(0.4) million

For the three-month period ended December 31, 2002, Commercial and Government Group sales to external customers increased 20.1%, or $4.0 million from $19.9 million for the three-month period ended

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

December 31, 2001 to $23.9 million. Sales increased across all product lines in fiscal 2003, including sales of products acquired from the Essential Communications asset acquisition completed on March 4, 2002. SBS expects sales in the quarter ending March 31, 2003 to be consistent with the quarter ended December 31, 2002, although actual results may vary.

For the three-month period ended December 31, 2002, Commercial and Government Group Segment Profit (Loss) was $5.4 million, compared to $(0.4) million for the three-month period ended December 31, 2001. This increase in fiscal 2003 was primarily due to the increase in sales combined with a change in sales mix to higher margin products during fiscal 2003. In addition, there were significant inventory write-downs recorded in fiscal 2002 that were not present in fiscal 2003. In fiscal 2002, a $4.8 million inventory write-down and $185,000 of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts were recorded. The inventory write-down in fiscal 2002 consisted of inventory associated with products no longer marketed and excess component parts based on the implementation of the new inventory management methodology associated with the consolidation of SBS’ manufacturing operations. SG&A expenses were also reduced in fiscal 2003 as compared to fiscal 2002 due to the cost reductions implemented during the past several quarters. This was partially offset by increased R&D expense in fiscal 2003 compared with fiscal 2002 as a result of the Essential Communications asset acquisition in March 2002. For the same reasons, Segment Profit (Loss) as a percentage of sales improved from (2.0)% for the three-month period ended December 31, 2001 to 22.6% for the three-month period ended December 31, 2002.

Liquidity and Financial Condition

SBS uses a combination of the sale of equity securities, internally generated funds and bank borrowings to finance its acquisitions, working capital requirements, capital expenditures and operations.

Cash totaled $25.2 million at December 31, 2002, unchanged from June 30, 2002. Net cash provided by operating activities was $1.3 million and proceeds from the exercise of stock options totaled $13,000. These cash inflows were offset by $200,000 used for the purchase of a license agreement, $666,000 used for the purchase of capital equipment, and $321,000 used to repurchase 46,000 shares of SBS common stock pursuant to a repurchase plan initially adopted for a one year period by the Board of Directors on September 14, 2001 and extended until September 13, 2003. That plan allows for the repurchase of up to 1,000,000 shares of SBS Common Stock at an aggregate cost not to exceed $8,000,000. During the six-month period ended December 31, 2002, accounts receivable increased $1.6 million due primarily to increases in sales in December 2002 as compared to June 2002, and inventory increased $828,000, prior to foreign currency translation adjustments of $212,000, due principally to products built and held for customer shipments anticipated for early in the third quarter. Liabilities were in line with the current level of business.

At June 30, 2002, SBS was out of compliance with the cash flow coverage ratio covenant of its amended $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A., primarily due to the inventory write-down and charges for impairment of identifiable intangibles and goodwill recorded in the fourth quarter of fiscal 2002. At no time during fiscal 2003 were any borrowings drawn on the Agreement. On September 20, 2002, SBS canceled the Agreement. Management does not believe, as of the date of this report and based upon management’s assessment of future cash needs and sources of cash, that SBS’ liquidity needs require SBS to have a credit facility in place at this time.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

Management believes that SBS’ internally generated funds will be sufficient to finance its current operations and capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible in the future that SBS could require external financing through bank facilities, the sale of equity or debt securities, or other sources of capital. The sale of any equity or debt securities, if required, may result in additional dilution to the shareholders. SBS cannot be certain that additional financing will be available, in amounts, or on terms, acceptable to SBS or at all.

As of the date of this report, SBS does not have any material capital expenditure commitments. As of December 31, 2002, SBS is committed under noncancelable operating leases that expire at various dates through fiscal 2006, as described in Management’s Discussion and Analysis in SBS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

For the six-month period ended December 31, 2002, there was no significant impact from inflation.

New Accounting Standards

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for annual financial statements for fiscal years ending after December 15, 2002, and for interim financial statements for fiscal periods beginning after December 15, 2002. SBS does not currently anticipate changing its method of accounting for stock-based employee compensation to the fair value based method for the foreseeable future. Accordingly, SBS does not expect the adoption of SFAS 148 to have a material impact on its financial statements or results of operations.

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

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
December 31, 2002
(Continued)

Business Outlook

Consistent with SBS’ press release dated January 16, 2003, management expects sales for the quarter ending March 31, 2003, assuming similar market conditions, to be consistent with the second quarter. For the longer term, if the health of our customers’ businesses improves, management believes that SBS is now structured so that any resulting increase in sales should result in operating income leverage, assuming gross margins within our historic range, excluding any transitional impairment charges and costs associated with any future asset write-offs caused by unfavorable customer circumstances.

Management expects that corporate representatives of SBS will meet privately during the quarter with investors, investment analysts, the media and others, and may reiterate the Business Outlook published in this Form 10-Q. At the same time, this Form 10-Q and the included Business Outlook will remain publicly available on our Web site (www.sbs.com). Unless a notice stating otherwise is published, the public can continue to rely on the Business Outlook published on the Web site as representing SBS’ current expectations on matters covered.

Quantitative and Qualitative Disclosures about Market Risk

SBS’ liquid investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, SBS believes that the market risk related to these investments is minimal.

SBS, as a result of its German operating and financing activities, is exposed to market risk from changes in foreign currency exchange rates. To date, SBS has not entered into any foreign exchange forward contracts to reduce exposure to changes in foreign currency exchange rates.

Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation, with the participation of management, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

During the six-month period ended December 31, 2002, SBS received notice of a claim for patent infringement regarding the sale of SBS’ PCMCIA product line. As of December 31, 2002, management was evaluating the claim and attempting to reach a settlement. As a result, an estimate for the possible loss was recorded in the quarter ended December 31, 2002 based on our belief that a settlement was probable. On February 4, 2003, SBS entered into an agreement to settle the claim for an amount consistent with our estimate.

Item 4. Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote and approved at the Annual Meeting of Shareholders held on November 14, 2002:

TABULATION OF VOTES

			Abstentions and
Item Voted	For	Against or Withheld	Broker Non-Votes

Election of Directors:
Christopher J. Amenson	13,869,678	86,488
Warren W. Andrews	13,565,882	390,284
Lawrence A. Bennigson	13,558,504	397,662
Peter D. Fenner	13,555,604	400,562
Louis C. Golm	13,559,604	396,562
Alan F. White	13,559,704	396,462
Ratification of KPMG LLP as the Company’s independent auditor for fiscal year ending June 30, 2003	13,406,423	542,809	6,934

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i	(1)	Restated Articles of Incorporation.
03.ii	(1)	Restated and Amended Bylaws.
04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.
04.b	(1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.
04.c	(1)	Form of certificate evidencing Common Stock.
04.1	(1)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2 and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent.
99.1	(1)	Certification of Christopher J. Amenson, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	(1)	Certification of James E. Dixon, Jr., Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(1) See Exhibit Index

(b)	Reports on Form 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date: February 13, 2003	/s/ Christopher J. Amenson Chief Executive Officer and Chairman of the Board

Date: February 13, 2003	/s/ James E. Dixon Jr. Executive Vice President and Chief Financial Officer

CERTIFICATION

I, Christopher J. Amenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SBS Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	February 12, 2003

/s/ Christopher J. Amenson Christopher J. Amenson Chairman and Chief Executive Officer

CERTIFICATION

I, James E. Dixon, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SBS Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	February 12, 2003

/s/ James E. Dixon, Jr. James E. Dixon, Jr. Executive Vice President and Chief Financial Officer

SBC TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description	Method of Filing

03.i	(1)	Restated Articles of Incorporation	—
03.ii	(2)	Restated and Amended Bylaws	—
04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.	—
04.b	(2)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	—
04.c	(3)	Form of certificate evidencing Common stock	—
04.1	(4)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2, and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, SBS appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent.	—
99.1		Certification of Christopher J. Amenson, Chairman and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically
99.2		Certification of James E. Dixon, Jr., Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

(1)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Incorporated by reference to Exhibit 4.c, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002.