Form 10-Q
period 2003-03-31
SBS TECHNOLOGIES INC
filed 2003-05-14
CIK 880208

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 1-10981

SBS Technologies, Inc.

Incorporated in New Mexico

IRS Employer Identification No. 85-0359415

2400 Louisiana Blvd. NE AFC Building 5, Suite 600,
Albuquerque, New Mexico 87110
(505) 875-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [✓]  NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [✓]  NO [  ]

The total number of shares outstanding of the registrant’s Common Stock as of April 28, 2003 was 14,602,308 shares.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2003

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and business of SBS Technologies, Inc. and subsidiaries (“SBS” or the “Company”). You may find many of these statements by looking for words like “intends,” “expects,” “projects,” “believes,” “anticipates” or similar expressions in this Form 10-Q. These forward-looking statements include statements regarding future events and the future financial performance of SBS, expected sales and gross margin for the quarter ending June 30, 2003, expectations of internally-generated cash flows, and the recording of any transitional impairment under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in the year ending June 30, 2003.

These statements are based upon certain assumptions and assessments made by the Company in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels based on preliminary information, and other items.

The forward-looking statements included in this document are subject to a number of risks, uncertainties, and other factors. Among these factors are: business and economic conditions generally affecting our customers and their end customers, including but not limited to the changes in size and program priorities of military procurement budgets; a high degree of uncertainty and rapid change in the markets addressed by our products; customer demand for and acceptance of our products which may affect both sales and margins; our ability to design, test and introduce new products on a timely basis; our technology capabilities; the financial condition of our customers; and the other risk factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. SBS cautions you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q.

SBS does not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

	March 31,	June 30,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$28,899	24,811
Receivables, net	22,146	22,619
Inventories	17,807	18,428
Deferred income taxes	5,504	9,446
Income tax receivable	9,724	4,584
Prepaid expenses	1,941	1,226
Other current assets	379	165

Total current assets	86,400	81,279

Property and equipment, net	9,533	11,507
Goodwill, net	21,414	20,468
Intangible assets, net	4,995	6,284
Deferred income taxes	4,383	5,703
Other assets	380	407

Total assets	$127,105	125,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,994	4,528
Accrued representative commissions	844	518
Accrued compensation	3,377	4,170
Other current liabilities	2,918	2,759

Total current liabilities	10,133	11,975

Other long-term liabilities	27	27

Total liabilities	10,160	12,002

Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized, 14,602,308 issued and outstanding at March 31, 2003, 14,628,709 issued and outstanding at June 30, 2002	86,341	86,338
Unearned compensation	(65)	—
Accumulated other comprehensive loss	(1,246)	(3,113)
Retained earnings	31,915	30,421

Total stockholders’ equity	116,945	113,646

Total liabilities and stockholders’ equity	$127,105	125,648

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Sales	$85,999	90,475	28,906	29,694
Cost of sales	43,309	58,043	14,775	14,466

Gross profit	42,690	32,432	14,131	15,228

Selling, general and administrative expense	25,176	28,650	8,409	9,965
Research and development expense	13,581	13,396	4,160	4,621
Severance and other exit costs	598	572	—	251
Impairment of intangible assets	—	2,682	—	—
Amortization of intangible assets	1,488	5,658	452	1,805

Operating income (loss)	1,847	(18,526)	1,110	(1,414)

Interest and other income, net	341	421	116	144
Foreign exchange gains (losses)	(54)	24	(28)	(1)

	287	445	88	143

Income (loss) before income taxes	2,134	(18,081)	1,198	(1,271)
Income tax expense (benefit)	640	(6,957)	387	(885)

Net income (loss)	$1,494	(11,124)	811	(386)

Net income (loss) per common share	$0.10	(0.76)	0.06	(0.03)

Net income (loss) per common share – assuming dilution	$0.10	(0.76)	0.06	(0.03)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Thousands (except share amounts)
(Unaudited)

	Common			Accumulated		Total
	stock		Unearned	other		stock-
			Compen-	comprehensive	Retained	holders’
	Shares	Amount	sation	income (loss)	earnings	equity

Balance at June 30, 2002	14,628,709	$86,338	—	(3,113)	30,421	113,646
Exercise of stock options	5,560	13	—	—	—	13
Restricted stock awards issued to directors	14,039	311	(109)	—	—	202
Stock-based compensation	—	—	44	—	—	44
Stock repurchased and retired	(46,000)	(321)	—	—	—	(321)
Net income	—	—	—	—	1,494	1,494
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	1,867	—	1,867

Balance at March 31, 2003	14,602,308	$86,341	(65)	(1,246)	31,915	116,945

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

	Nine months ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,494	(11,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,001	2,778
Amortization of intangible assets	1,488	5,658
Impairment of intangible assets	—	2,682
Bad debt expense	346	362
Deferred income taxes	5,309	(6,673)
Income tax benefit of stock options exercised	—	143
Gain on disposition of assets	(2)	(7)
Foreign exchange (gains) losses	55	(24)
Stock-based compensation	44	84
Stock issued to directors under restricted stock awards	202	—
Changes in assets and liabilities:
Receivables	476	1,871
Inventories	996	19,476
Income tax receivable	(5,194)	484
Prepaid expenses and other assets	(895)	407
Accounts payable	(1,426)	458
Accrued representative commissions	319	(324)
Accrued compensation	(850)	(1,029)
Other current liabilities	(76)	1,569

Net cash provided by operating activities	5,287	16,791
Cash flows from investing activities:
Business acquisition	—	(1,034)
Acquisition of property and equipment	(985)	(2,839)
Purchase of license agreement	(200)	—

Net cash used by investing activities	(1,185)	(3,873)
Cash flows from financing activities:
Payments on notes payable	—	(2,500)
Repurchase and retirement of common stock	(321)	(488)
Proceeds from exercise of stock options and warrants	13	1,394

Net cash used by financing activities	(308)	(1,594)
Effect of exchange rate changes on cash	294	(10)

Net change in cash and cash equivalents	4,088	11,314
Cash and cash equivalents at beginning of period	24,811	9,734

Cash and cash equivalents at end of period	$28,899	21,048

Supplemental disclosure of cash flow information:
Interest paid	$12	15

Income taxes paid (received)	$528	(910)

		(Continued)

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – Continued
Thousands
(Unaudited)

	Nine months ended
	March 31,
	2003	2002

Summary of assets acquired and liabilities assumed
through acquisition:
Inventories	$—	681
Prepaid expenses and other assets	—	17
Property and equipment, net	—	472
Deferred income taxes	—	224
Identifiable intangible assets	—	215
Accrued expenses	—	(149)
Deferred revenue	—	(426)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

1)      Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.’s (“SBS”) Annual Report on Form 10-K for the year ended June 30, 2002 have been adhered to in preparing the accompanying interim condensed consolidated financial statements except as amended for the following discussion on accounting for goodwill. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior year balances to conform to current year presentation.

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) on July 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with finite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company completed step 1 of the required transitional goodwill impairment analysis in accordance with SFAS 142 prior to December 31, 2002 and an indication of potential impairment was determined for certain reporting units in the Commercial and Government Group and the Communications and Enterprise Group. SBS will record any transitional impairment charges after completion of step 2 of the required analysis in the results for the year ending June 30, 2003.

2)      Receivables, net

Receivables, net consist of the following:

	March 31,	June 30,
Thousands	2003	2002

Accounts receivable	$23,177	23,992
Less allowance for doubtful accounts	(1,031)	(1,373)

	$22,146	22,619

3)      Inventories

Inventories consist of the following:

	March 31,	June 30,
Thousands	2003	2002

Raw materials	$10,058	9,663
Work in process	4,858	5,328
Finished goods	2,891	3,437

	$17,807	18,428

For the nine and three month periods ended March 31, 2003, approximately $742,000 and $192,000 of inventory previously written down to zero had been sold.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
March 31, 2003
(Unaudited)

4)      Goodwill and Intangible Assets

Effective July 1, 2002, SBS adopted SFAS 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. As of the date of adoption, SBS had unamortized goodwill of approximately $20.5 million subject to the transition provisions of SFAS 142, which included $434,000 for the net book value of acquired assembled workforce intangibles, as these assets did not meet the criteria for recognition apart from goodwill. There was no goodwill amortization expense for the nine-month and three-month periods ended March 31, 2003, whereas goodwill amortization amounted to approximately $3.4 million and $1.1 million for the nine and three month periods ended March 31, 2002.

The following table presents the impact of the adoption of SFAS 142 on reported net income (loss) and net income (loss) per applicable common share had SFAS 142 been in effect in fiscal 2002:

	Nine months ended		Three months ended
	March 31,		March 31,
Thousands - except
per share amounts	2003	2002	2003	2002

Reported net income (loss)	$1,494	(11,124)	811	(386)

Adjustments:
Goodwill amortization	—	3,377	—	1,045
Workforce amortization	—	56	—	19
Income tax affect	—	(1,321)	—	(415)

Net adjustments	—	2,112	—	649

Adjusted net income (loss)	$1,494	(9,012)	811	263

Net income (loss) per share:
Reported	$0.10	(0.76)	0.06	(0.03)
Adjusted	$0.10	(0.62)	0.06	0.02
Net income (loss) per share – assuming dilution:
Reported	$0.10	(0.76)	0.06	(0.03)
Adjusted	$0.10	(0.62)	0.06	0.02

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
March 31, 2003
(Unaudited)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

Amortized Intangible Assets

	Gross carrying	Accumulated	Net carrying
Thousands	amount	amortization	amount

As of March 31, 2003
Core-developed technology	$8,753	$5,440	$3,313
License agreements	2,436	1,308	1,128
Covenant not-to-compete	1,623	1,258	365
Other intangibles	300	111	189

Total	$13,112	$8,117	$4,995

As of June 30, 2002
Core-developed technology	$8,753	$4,723	$4,030
License agreements	2,236	826	1,410
Covenant not-to-compete	1,623	996	627
Other intangibles	300	83	217

Total	$12,912	$6,628	$6,284

The following table summarizes the amortization expense attributable to intangible assets for the nine-month and three-month periods ended March 31, 2003 and 2002.

Aggregate amortization expense:

	Thousands
For the nine-month periods ended:
March 31, 2003	$1,488
March 31, 2002	$5,658	(a	)
For the three-month periods ended:
March 31, 2003	$452
March 31, 2002	$1,805	(a	)

(a)	Totals for the nine and three months ended March 31, 2002 includes $3.4 million and $1.1 million, respectively, of goodwill and workforce amortization.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
March 31, 2003
(Unaudited)

The following table summarizes estimated amortization expense for the fiscal years ending in June 2003 through 2007.

Estimated amortization expense:	Thousands
For the fiscal years ending:
June 30, 2003	$1,940
June 30, 2004	$1,673
June 30, 2005	$1,271
June 30, 2006	$847
June 30, 2007	$719

Changes in the carrying amount of goodwill for the nine-month period ended March 31, 2003 are as follows:

Total Goodwill by Operating Segment

	Communications	Commercial and
	and Enterprise	Government
Thousands	Group	Group	Total

Balance at June 30, 2002	$3,448	17,020	20,468
Foreign currency translation adjustments	—	946	946

Balance at March 31, 2003	$3,448	17,966	21,414

5)      Earnings Per Share

Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share – assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

	Nine months ended		Three months ended
	March 31,		March 31,
Thousands
except per share amounts	2003	2002	2003	2002

Net Income (Loss) Per Common Share
Net income (loss)	$1,494	(11,124)	811	(386)

Weighted-average common shares outstanding used in earnings per share computations	14,605	14,545	14,602	14,584

Net income (loss) per common share	$0.10	(0.76)	0.06	(0.03)

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
March 31, 2003
(Unaudited)

	Nine months ended		Three months ended
	March 31,		March 31,
Thousands
except per share amounts	2003	2002	2003	2002

Net Income (Loss) Per Common Share – Assuming Dilution
Net income (loss)	$1,494	(11,124)	811	(386)

Weighted-average common shares outstanding used in earnings per share computations	14,631	14,545	14,628	14,584

Net income (loss) per common share – assuming dilution	$0.10	(0.76)	0.06	(0.03)

Shares Used in Net Income (Loss) per Share Computations
Average outstanding common shares	14,605	14,545	14,602	14,584
Incremental shares from assumed conversions – potential common shares	26	—	26	—

Shares used in net income (loss) per common share – assuming dilution computations	14,631	14,545	14,628	14,584

Due to the reported net loss for the nine and three months ended March 31, 2002, 281,304 and 240,348 potential common shares, respectively, were not included in the computation of net loss per common share – assuming dilution because the effect would be anti-dilutive. For the nine and three months ended March 31, 2003, options to purchase 3,276,063 and 3,293,689 shares of common stock, respectively, and for the nine and three months ended March 31, 2002, options to purchase 2,549,324 and 2,033,432 shares of common stock, respectively, were outstanding but were not included in the computation of net income (loss) per common share – assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

6)      Comprehensive Income (Loss)

Comprehensive income for the nine and three months ended March 31, 2003 was $3.4 million and $1.5 million respectively. Comprehensive loss for the nine and three months ended March 31, 2002 was $(10.7) million and $(0.7) million, respectively. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
March 31, 2003
(Unaudited)

7)      Segment Financial Data

The Company operates worldwide through two operating segments: the Communications and Enterprise Group and the Commercial and Government Group. The Communications and Enterprise Group consists of SBS Technologies, Inc., Communications and Enterprise Group (formerly SBS Technologies, Inc., Communications Products into which SDL Communications, Inc. and SBS Technologies, Inc., Industrial Computers were merged in September 2002). The Commercial and Government Group consists of SBS Technologies, Inc., Commercial Group, SBS Technologies, Inc., Government Group (formerly SBS Technologies, Inc., Embedded Computers and SBS’ avionics and telemetry division, the assets of which were conveyed to SBS Technologies, Inc., Government Group from SBS Technologies, Inc. in July 2002), SBS Technologies GmbH & Co. KG and ortec Electronic Assembly GmbH. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and a manager who reports directly to the President and Chief Operating Officer. Reportable segments for all periods presented have been reclassified to conform to the current segment reporting structure.

SBS measures the results of operations for segments based on income (loss) before income taxes and prior to allocation of corporate overhead expenses other than marketing costs, the majority of amortization associated with acquisitions and substantially all interest income and expense. The accounting policies used to measure segment results of operations are the same as those referred to in Note 1.

		Communications	Commercial &
		& Enterprise	Government	Corporate &
Thousands		Group	Group	Unallocated (1)	Total

Nine-month periods ended March 31
Gross Sales	2003	18,901	67,339	—	86,240
Inter-segment sales		(26)	(215)	—	(241)

Sales to external customers		18,875	67,124	—	85,999

Gross Sales	2002	29,708	63,914	—	93,622
Inter-segment sales		(291)	(2,856)	—	(3,147)

Sales to external customers		29,417	61,058	—	90,475

Segment profit (income (loss) before taxes)	2003	(3,000)	14,629	(9,495)	2,134
	2002	(9,359)	8,903	(17,625)	(18,081)

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
March 31, 2003
(Unaudited)

		Communications	Commercial &
		& Enterprise	Government	Corporate &
Thousands		Group	Group	Unallocated (1)	Total

Three-month periods ended March 31
Gross Sales	2003	6,565	22,507	—	29,072
Inter-segment sales		(8)	(158)	—	(166)

Sales to external customers		6,557	22,349	—	28,906

Gross Sales	2002	9,953	20,938	—	30,891
Inter-segment sales		(80)	(1,117)	—	(1,197)

Sales to external customers		9,873	19,821	—	29,694

Segment profit (income (loss) before taxes)	2003	(276)	4,710	(3,236)	1,198
	2002	(668)	4,359	(4,962)	(1,271)
Total Assets
March 31, 2003		12,223	38,735	76,147	127,105
June 30, 2002		15,465	35,217	74,966	125,648

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate marketing costs, substantially all interest expense and interest income, and substantially all amortization associated with acquisitions. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets, goodwill and intangible assets.

8)      Severance and Other Exit Costs

For the nine months ended March 31, 2003, SBS recorded employee severance and other exit costs of $598,000, which includes lease termination fees of approximately $186,000 in connection with the closure of certain locations. Due to the depressed economic and market conditions facing our Communications and Enterprise Group, on July 22, 2002, SBS notified 19 full and part-time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, SBS notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. Also, during the nine months ended March 31, 2003, severance costs were incurred for 12 other employees who were notified that their jobs had been eliminated. As of March 31, 2003, all of the severance and other exit costs had been paid.

During the year ended June 30, 2002, based on unfavorable economic and market conditions, facility consolidation actions, and the decision to exit the legacy PCI Chassis product line, SBS reduced its employee base, resulting in elimination of 159 positions in manufacturing, research and development, administration, and sales and marketing. As a result, for the year ended June 30, 2002, employee severance and other termination charges of approximately $1,253,000 were recorded. As of March 31, 2003, cash payments of $1,219,000 had been made and $34,000 of the original charge was reversed as a result of the decision not to terminate certain originally notified employees.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
March 31, 2003
(Unaudited)

9)      Stock-Based Compensation

On January 1, 2003, the Company adopted SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The stock-based compensation reflected in the financial statements relates to restricted stock award grants to members of the Company’s Board of Directors. The following table illustrates the effect on net income and net income per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Nine months ended		Three months ended
	March 31,		March 31,
Thousands
except per share amounts	2003	2002	2003	2002

Net income (loss), as reported	$1,494	(11,124)	811	(386)
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	27	51	17	17
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,641)	(4,844)	(753)	(1,191)

Pro forma net income (loss)	$(1,120)	(15,917)	75	(1,560)

Net income (loss) per share:
As reported	$0.10	(0.76)	0.06	(0.03)

Pro forma	$(0.08)	(1.09)	0.01	(0.11)

Net income (loss) per share, assuming dilution:
As reported	$0.10	(0.76)	0.06	(0.03)

Pro forma	$(0.08)	(1.09)	0.01	(0.11)

10)       Subsequent Event

On April 28, 2003, a third party (Target), in connection with a potential acquisition by SBS, entered into a promissory note payable to SBS. Under the terms of the note, SBS, in its sole discretion, may advance funds to Target in an amount not to exceed $250,000 on or prior to May 27, 2003. Funds advanced are collateralized by certain assets of Target. On April 30, 2003 and May 13, 2003, SBS advanced $100,000 and $75,000, respectively, to Target.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
March 31, 2003

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the nine and three months ended March 31, 2003 and 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q as well as our Annual Report on Form 10-K for the year ended June 30, 2002.

Company Overview

We design and build open-architecture embedded computer products that enable original equipment manufacturers (OEM) to serve the commercial, communication, enterprise and government markets. Our products are integrated into a variety of applications, including communication networking, medical imaging, industrial automation, and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures. Our objective is to continue to capitalize on our design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. We have grown, and intend to continue to grow, through a combination of internal growth and acquisitions. We completed ten acquisitions from fiscal 1992 to fiscal 2002 that broadened our product offerings and customer base. We achieve internal growth by expanding our existing product lines through new product development, through increasing penetration of our existing customer base, and by adding new customers.

Sales for the nine-month period ended March 31, 2003 were $86.0 million, a 4.9% decrease from the $90.5 million in sales for the nine-month period ended March 31, 2002. Net income for the nine-month period ended March 31, 2003 was $1.5 million, or net income per common share – assuming dilution of $0.10. This compares to a net loss for the nine-month period ended March 31, 2002 of $(11.1) million, or net loss per common share – assuming dilution of $(0.76).

Sales for the three-month period ended March 31, 2003, were $28.9 million, a 2.7% decrease from the $29.7 million in sales for the three-month period ended March 31, 2002. Net income for the three-month period ended March 31, 2003 was $811,000, or net income per common share – assuming dilution of $0.06. This compares to a net loss for the three-month period ended March 31, 2002 of $(386,000), or net loss per common share – assuming dilution of $(0.03).

Consistent with our press release dated April 24, 2003, the continuing economic conditions and uncertainties in the markets we serve make short and long-term visibility difficult. As a result, we expect sales for the quarter ending June 30, 2003, to be similar to or slightly less than sales for the third quarter ended March 31, 2003. Further, we anticipate completing step 2 of the transitional impairment analysis required by SFAS 142 and we will record any impairment charge in the financial statements for the fiscal year ending June 30, 2003.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Continued
March 31, 2003

Results of Operations
(references to fiscal 2003 and fiscal 2002 relate to interim and annual periods of the fiscal years ending on June 30)

Nine Months Ended March 31, 2003 Compared To Nine Months Ended March 31, 2002

Sales. For the nine-month period ended March 31, 2003, sales decreased 4.9%, or $4.5 million, from $90.5 million for the nine-month period ended March 31, 2002, to $86.0 million. Sales for the Communications and Enterprise Group were down 36%, or $10.5 million, from $29.4 million in fiscal 2002, to $18.9 million as we continue to experience the effects of economic and market conditions negatively impacting our telecommunications infrastructure customers. Sales for the Commercial and Government Group increased 10%, or $6.0 million, to $67.1 million for the nine-month period ended March 31, 2003, from sales for the comparable period in fiscal 2002 of $61.1 million. We expect consolidated sales for the quarter ending June 30, 2003 to be similar to or slightly less than sales for the quarter ended March 31, 2003; however, actual results may vary.

Gross Profit. For the nine-month period ended March 31, 2003, gross profit increased 31.6%, or $10.3 million, from $32.4 million for the nine-month period ended March 31, 2002, to $42.7 million. The increase in gross profit was primarily due to significant inventory write-downs and other charges recorded in fiscal 2002 that were not present in fiscal 2003. In fiscal 2002, a $12.4 million inventory write-down and $185,000 of expenditures associated with our manufacturing consolidation and cost reduction efforts were recorded. The write-down consisted of inventory associated with programs that were not anticipated to come back to their previous forecasts, inventory associated with our decision to exit the legacy PCI chassis product line, and inventory associated with products that we will no longer market. Additionally, the implementation of a new inventory management methodology associated with the consolidation of our manufacturing operations contributed to the inventory write-down in fiscal 2002. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. During the nine-month period ended March 31, 2003, we consumed approximately $742,000 of inventory that had been written down to zero cost during fiscal 2002, increasing gross margin as a percentage of sales by approximately 0.8%. Gross profit as a percent of sales for the nine-month period ended March 31, 2003 was 49.6%, which is consistent with fiscal 2002 at 49.7% (excluding the $12.6 million of charges noted above). Based on management’s sales projections for the fourth quarter of fiscal 2003, gross profit as a percentage of sales is expected to be similar to the percentage experienced in the three-months ended March 31, 2003; however, actual results may vary.

Selling, General and Administrative Expense. For the nine-month period ended March 31, 2003, selling, general and administrative (SG&A) expense decreased 12.1%, or $3.5 million from $28.6 million for the nine-month period ended March 31, 2002, to $25.2 million. This decrease was primarily due to the continued benefits realized from cost reduction efforts implemented in prior quarters. SG&A expense as a percentage of sales decreased to 29.3% in the nine month period ended March 31, 2003 from 31.7% in the nine-month period ended March 31, 2002, primarily as a result of the cost reduction efforts, partially offset by reduced sales levels.

Research and Development Expense. For the nine-month period ended March 31, 2003, research and development (R&D) expense increased 1.4%, or $185,000 from $13.4 million for the nine-month period ended March 31, 2002, to $13.6 million. This increase was primarily due to the addition of research and development employees resulting from the acquisition of the assets of Essential Communications completed on March 4, 2002. For the nine-month period ended March 31, 2003, R&D expense as a percentage of sales

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Continued
March 31, 2003

increased to 15.8% from 14.8% in the nine-month period ended March 31, 2002, primarily due to the decrease in sales volume.

Severance and Other Exit Costs. For the nine-months ended March 31, 2003, we recorded severance and other exit costs of $598,000, which included lease termination costs of approximately $186,000 paid as a result of our decision to exit certain locations. Due to the economic and market conditions facing our Communications and Enterprise Group, on July 22, 2002, we notified 19 full and part-time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, we notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. Also, during the nine months ended March 31, 2003, severance costs were incurred for 12 other employees who were notified that their jobs had been eliminated. As of March 31, 2003, there were no severance and other exit costs remaining to be paid from the exit plans discussed previously.

Impairment of Assets. There was no asset impairment charges recorded in the nine-month period ended March 31, 2003. For the nine-month period ended March 31, 2002, the $2.7 million asset impairment charge represented the write-off of the remaining goodwill recorded in connection with the acquisition of Industrial Computers (formerly Micro Alliance) in November 1997. The write-off was due to our decision to exit the PCI chassis business in the quarter ended December 31, 2001.

Amortization of Intangible Assets. For the nine-month period ended March 31, 2003, amortization of intangible assets was $1.5 million, compared to $5.7 million for the same period of fiscal 2002. Effective July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” and no longer amortize goodwill. As of the date of adoption, we had unamortized goodwill of approximately $20.5 million, subject to the transition provisions of SFAS 142. There was no goodwill amortization expense in fiscal 2003, whereas goodwill amortization amounted to approximately $3.4 million for the nine-month period ended March 31, 2002.

Interest and Other Income (Expense), Net. For the nine-month period ended March 31, 2003, net interest and other income of $341,000 consisted primarily of interest income associated with surplus cash. For the nine-month period ended March 31, 2002, net interest and other income of $421,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash, partially offset by a $323,000 charge related to an other-than-temporary decline in our investment in a software company.

Income Tax Expense (Benefit). For the nine-month periods ended March 31, 2003 and 2002, income tax expense (benefit) represented effective rates of 30.0% and (38.5)%, respectively. The change in the effective income tax rate was due to the impact of a shift in the mix of pre-tax income from domestic and foreign sources coupled with benefits realized from tax planning strategies in excess of previous estimates. We recorded a tax benefit related to the net loss in fiscal 2002 due to our ability to realize the benefit through a tax loss carry back to prior periods.

Earnings Per Share. For the nine-month period ended March 31, 2003, net income per common share was $0.10 compared to a net loss per share of $(0.76) for the same period in fiscal 2002. For the nine-month period ended March 31, 2003, net income per common share – assuming dilution was $0.10 compared to a net loss per common share – assuming dilution of $(0.76) for the nine-month period ended March 31, 2002.

Review of Business Segments

The Company operates internationally through two operating segments: the Communications and Enterprise Group and the Commercial and Government Group. The Communications and Enterprise Group consists of

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Continued
March 31, 2003

SBS Technologies, Inc., Communications and Enterprise Group (formerly SBS Technologies, Inc., Communications Products into which SDL Communications, Inc. and SBS Technologies, Inc., Industrial Computers were merged in September 2002). The Commercial and Government Group consists of SBS Technologies, Inc., Commercial Group, SBS Technologies, Inc., Government Group (formerly SBS Technologies, Inc., Embedded Computers and SBS’ avionics and telemetry division, the assets of which were conveyed to SBS Technologies, Inc., Government Group from SBS Technologies, Inc. in July 2002), SBS Technologies GmbH & Co. KG and ortec Electronic Assembly GmbH. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and a manager who reports directly to the President and Chief Operating Officer.

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. In the measure of segment profit (loss) (“Segment Profit (Loss)”), we do not allocate the following to these segments:

•	a majority of the amortization expense associated with acquisitions,
•	substantially all interest income earned on cash balances, and
•	corporate overhead costs, excluding corporate marketing costs.

Communications and Enterprise Group

Nine months ended	Sales to External	Segment Profit
March 31,	Customers	(Loss)

FY03	$18.9 million	$(3.0) million
FY02	$29.4 million	$(9.4) million

For the nine-month period ended March 31, 2003, Communications and Enterprise Group sales to external customers decreased 35.8%, or $10.5 million compared to the same period of fiscal 2002. This decrease was due principally to the economic and market conditions negatively affecting this Group. We continue to experience the effects of reduced booking activities compared to prior periods, delays of existing backlog orders and prior order cancellations by our telecommunications infrastructure customers. We expect sales for the quarter ending June 30, 2003 to be similar to or slightly less than sales for the quarter ended March 31, 2003; however, actual results may vary.

For the nine-month period ended March 31, 2003, the reduction in the Group segment loss was primarily due to significant inventory write-downs recorded in fiscal 2002 that were not present in fiscal 2003, coupled with lower sales and gross profit offset partially by reduced R&D expenses in fiscal 2003 compared with fiscal 2002. The inventory write-downs of $7.6 million recorded in fiscal 2002 were associated with programs that were not anticipated to come back to their previous forecasts and with our decision to exit our legacy PCI chassis product line. For these reasons, for the nine-month period ended March 31, 2003, segment loss as a percent of sales to external customers changed from (31.8)% for the nine-month period ended March 31, 2002 to (15.9)%.

Commercial and Government Group

Nine months ended	Sales to External	Segment
March 31,	Customers	Profit

FY03	$67.1 million	$14.6 million
FY02	$61.1 million	$ 8.9 million

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Continued
March 31, 2003

For the nine-month period ended March 31, 2003, Commercial and Government Group sales to external customers increased 9.9%, or approximately $6.1 million compared to the same period of fiscal 2002. Unit shipments in fiscal 2003 increased for the Group’s computer processor products, remained consistent with the prior year for general purpose input/output and computer connectivity and expansion products, and decreased slightly from fiscal 2002 levels for avionics and telemetry products. We believe the uncertainty caused by the military activity in the Middle East during the quarter ended March 31, 2003 adversely affected the placement of some customer orders. We expect sales in the quarter ending June 30, 2003 to be similar to or slightly less than sales for the quarter ended March 31, 2003; however, actual results may vary.

For the nine-month period ended March 31, 2003, the increase in segment profit was due to the increase in sales combined with a change in sales mix to products with higher gross margins and decreased SG&A expenses as a result of the cost reduction efforts implemented during the past several quarters. In addition, there were significant inventory write-downs recorded in fiscal 2002 that were not present in fiscal 2003. In fiscal 2002, a $4.8 million inventory write-down and $185,000 of expenditures associated with our manufacturing consolidation and cost reduction efforts were recorded. The inventory write-down in fiscal 2002 consisted of inventory associated with products that will no longer be marketed and excess component parts based on the implementation of the new inventory management methodology associated with the consolidation of our manufacturing operations. This was partially offset by increased R&D expense in fiscal 2003 compared with fiscal 2002 as a result of the Essential Communications asset acquisition in March 2002. For the same reasons, for the nine-month period ended March 31, 2003, segment profit as a percent of sales to external customers increased from 14.6% for the nine-month period ended March 31, 2002 to 21.8%.

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Sales. For the three-month period ended March 31, 2003, sales decreased 2.7%, or $788,000, from sales of $29.7 million for fiscal 2002, to $28.9 million. Sales for the Communications and Enterprise Group were down 34%, or $3.3 million, from sales of $9.9 million in fiscal 2002, to $6.6 million due to the economic and market conditions negatively impacting the Group’s telecommunications infrastructure customers. Sales for the Commercial and Government Group increased 13%, or $2.5 million, to $22.3 million for the nine-month period ended March 31, 2003, from sales for the comparable period in fiscal 2002 of $19.8 million. We believe the uncertainty caused by the military activity in the Middle East during the quarter ended March 31, 2003 adversely affected the placement of some customer orders. We expect consolidated sales for the quarter ending June 30, 2003 to be similar to or slightly less than sales for the quarter ended March 31, 2003; however, actual results may vary.

Gross Profit. For the three-month period ended March 31, 2003, gross profit decreased $1.1 million, from $15.2 million for fiscal 2002, to $14.1 million. The decrease in gross profit was primarily due to lower sales and a change in the sales mix to lower gross margin products. For these reasons, gross profit as a percentage of sales decreased to 48.9% in fiscal 2003 from 51.3% in the three-month period ended March 31, 2002. During the three-month period ended March 31, 2003, we consumed approximately $192,000 of inventory that had been written down to zero cost during fiscal 2002, increasing gross margin as a percentage of sales by 0.7%. Based on management’s sales projections for the fourth quarter of fiscal 2003, gross profit as a percentage of sales is expected to be similar to the percentage experienced in the three-months ended March 31, 2003; however, actual results may vary.

Selling, General and Administrative Expense. For the three-month period ended March 31, 2003, selling, general and administrative (SG&A) expense decreased 15.6%, or $1.6 million from $10.0 million for the

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Continued
March 31, 2003

three-month period ended March 31, 2002, to $8.4 million. This decrease was primarily due to the cost reductions implemented throughout the quarters ended June 30, 2002 and September 30, 2002. For this reason, for the three-month period ended March 31, 2003, SG&A expense as a percentage of sales decreased from 33.6% for the quarter ended March 31, 2002, to 29.1%.

Research and Development Expense. For the three-month period ended March 31, 2003, research and development (R&D) expense decreased 10.0%, or $461,000, from $4.6 million for the three-month period ended March 31, 2002, to $4.2 million. The decrease was due primarily to the timing of scheduled expenditures for some of our on-going development programs, partially offset by the addition of research and development employees as a result of the acquisition of the assets of Essential Communications completed on March 4, 2002. For the three-month period ended March 31, 2003, R&D expense as a percentage of sales decreased to 14.4% from 15.6% in fiscal 2002.

Amortization of Intangible Assets. For the three-month period ended March 31, 2003, amortization of intangible assets was $452,000, compared to $1.8 million for the three-month period ended March 31, 2002. Effective July 1, 2002, we adopted SFAS 142 and no longer amortize goodwill. There was no goodwill amortization expense for the three-month period ended March 31, 2003, whereas goodwill amortization amounted to approximately $1.1 million for the three-month period ended March 31, 2002.

Interest and Other Income (Expense), Net. For the three-month period ended March 31, 2003, net interest and other income, principally interest income associated with surplus cash, was $116,000, which represents a decrease of 19.4% from the $144,000 in the same period of fiscal 2002 due primarily to lower interest rates.

Income Tax Expense (Benefit). For the three-month periods ended March 31, 2003 and 2002, income tax expense (benefit) represented effective rates of 32.3% and (69.6)%, respectively. The difference in the effective income tax rate was due to the impact of a shift in the mix of pre-tax income from domestic and foreign sources coupled with benefits realized from tax planning strategies in excess of previous estimates. A tax benefit related to the net loss in fiscal 2002 was recorded primarily due to our ability to realize the benefit through a tax loss carry back to prior periods.

Earnings Per Share. For the three-month period ended March 31, 2003, net income per common share and net income per common share – assuming dilution was $0.06 compared to net loss per share and net loss per common share – assuming dilution of $(0.03) for the three-month period ended March 31, 2002.

Review of Business Segments

We operate internationally through two operating segments: the Communications and Enterprise Group and the Commercial and Government Group. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and a manager who reports directly to the President and Chief Operating Officer.

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. In the measure of segment profit (loss) (“Segment Profit (Loss)”), we do not allocate the following to these segments:

•	a majority of the amortization expense associated with acquisitions,
•	substantially all interest income earned on cash balances, and
•	corporate overhead costs, excluding corporate marketing costs.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Continued
March 31, 2003

Communications and Enterprise Group

Three months ended	Sales to External	Segment Profit
March 31,	Customers	(Loss)

FY03	$6.6 million	$(276,000)
FY02	$9.9 million	$(668,000)

For the three-month period ended March 31, 2003, Communications and Enterprise Group sales to external customers decreased 33.6%, or $3.3 million compared with the same quarter of fiscal 2002. This decrease was due principally to the economic and market conditions negatively affecting the Group and our customers. We continue to experience the effects of reduced booking activities, delays of existing backlog orders, and prior order cancellations by our telecommunications infrastructure customers. We expect sales in the quarter ending June 30, 2003 to be similar to or slightly less than sales for the quarter ended March 31, 2003; however, actual results may vary.

For the three-month period ended March 31, 2003, the reduction in the segment loss was primarily due to lower SG&A and R&D expenses in fiscal 2003 resulting from the cost reduction initiatives implemented during the past several quarters. This was partially offset by the decrease in sales and a change in product mix to lower margin products in fiscal 2003. For the same reasons, for the three-month period ended March 31, 2003, segment loss as a percentage of sales to external customers went from (6.8)% for the three-month period ended March 31, 2002 to (4.2)%.

Commercial and Government Group

Three months ended	Sales to External	Segment
March 31,	Customers	Profit

FY03	$22.3 million	$4.7 million
FY02	$19.8 million	$4.4 million

For the three-month period ended March 31, 2003, Commercial and Government Group sales to external customers increased 12.8%, or $2.5 million compared with the same quarter of the fiscal 2002. Sales increased for the Group’s computer processor products in fiscal 2003 compared to the prior year, while sales of avionics, telemetry, general purpose input/output and connectivity and expansion products declined from fiscal 2002 levels. We believe the uncertainty caused by the military activity in the Middle East during the quarter ended March 31, 2003 adversely affected the placement of some customer orders. We expect sales in the quarter ending June 30, 2003 to be similar to or slightly less than sales for the quarter ended March 31, 2003; however, actual results may vary.

For the three-month period ended March 31, 2003, the slight increase in segment profit in fiscal 2003 was due to the increase in sales offset by a change in sales mix to lower margin products during the quarter ended March 31, 2003 as compared to fiscal 2002. In addition, SG&A expenses were reduced in fiscal 2003 compared to the prior year due to the cost reduction initiatives implemented during the past several quarters. For these reasons, segment profit as a percentage of sales was consistent for the three-month period ended March 31, 2003 at 21.1% as compared to 22.0% for the same period of fiscal 2002.

Liquidity and Financial Condition

We use a combination of the sale of equity securities, internally generated funds and bank borrowings to finance our acquisitions, working capital requirements, capital expenditures and operations.

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Continued
March 31, 2003

Cash totaled $28.9 million at March 31, 2003, an increase of $4.1 million from June 30, 2002. Net cash provided by operating activities was $5.3 million and proceeds from the exercise of stock options totaled $13,000. These cash inflows were offset by $200,000 used for the purchase of a license agreement, $985,000 used for the purchase of capital equipment, and $321,000 used to repurchase 46,000 shares of SBS common stock pursuant to a repurchase plan initially adopted for a one year period by the Board of Directors on September 14, 2001 and extended until September 13, 2003. That plan allows for the repurchase of up to 1,000,000 shares of SBS Common Stock at an aggregate cost not to exceed $8,000,000. During the nine month period ended March 31, 2003, the decrease in accounts receivable provided cash for operations of $476,000 due to improved cash collection efforts, and the decrease in inventory provided cash for operations of $996,000, prior to foreign currency translation adjustments of $375,000, due to continued efforts to reduce inventory quantities. Liabilities decreased by approximately $1.8 million, consistent with the current level of business.

At June 30, 2002, the Company was out of compliance with the cash flow coverage ratio covenant of our amended $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A., primarily due to the inventory write-down and charges for impairment of identifiable intangibles and goodwill recorded in the fourth quarter of fiscal 2002. At no time during fiscal 2003 were any borrowings drawn on the Agreement. On September 20, 2002, we canceled the Agreement. Management does not believe, as of the date of this report and based upon management’s assessment of future cash needs and sources of cash, that our liquidity needs require us to maintain a credit facility at this time.

Management believes that our internally generated funds will be sufficient to finance our current operations and capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible in the future that we could require external financing through bank facilities, the sale of equity or debt securities, or other sources of capital. The sale of any equity or debt securities, if required, may result in additional dilution to the shareholders. We cannot be certain that additional financing will be available, in amounts, or on terms, acceptable to the Company.

As of the date of this report, we do not have any material capital expenditure commitments. As of March 31, 2003, we are committed under noncancelable operating leases that expire at various dates through fiscal 2006, as described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

For the nine-month period ended March 31, 2003, there was no significant impact from inflation.

Business Outlook

Consistent with our press release dated April 24, 2003, the continuing economic conditions and uncertainties in the markets we serve make short and long-term visibility difficult. As a result, we expect sales for the quarter ending June 30, 2003, to be similar to or slightly less than sales for the third quarter ended March 31, 2003. Further, we anticipate completing step 2 of the transitional impairment analysis required by SFAS 142 and we will record any impairment charge in the financial statements for the fiscal year ending June 30, 2003.

Management expects that corporate representatives of SBS will meet privately during the quarter with investors, investment analysts, the media and others, and may reiterate the Business Outlook published in this Form 10-Q. At the same time, this Form 10-Q and the included Business Outlook will remain publicly available on our Web site (www.sbs.com). Unless a notice stating otherwise is published, the public can continue to rely on the Business Outlook published on the Web site as representing our current expectations

SBS Technologies, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations – Continued
March 31, 2003

on matters covered.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company’s liquid investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, we believe that the market risk related to these investments is minimal.

As a result of the Company’s German operating and financing activities, we are exposed to market risk from changes in foreign currency exchange rates. As of March 31, 2003, we have not entered into any foreign exchange forward contracts to reduce exposure to changes in foreign currency exchange rates.

Item 4 – Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

During the nine-month period ended March 31, 2003, the Company received notice of a claim for patent infringement regarding the sale of our PCMCIA product line. As of December 31, 2002, management was evaluating the claim and attempting to reach a settlement. As a result, an estimate for the possible loss was recorded in the quarter ended December 31, 2002 based on our belief that a settlement was probable. On February 4, 2003, we entered into an agreement to settle the claim for an amount consistent with our estimate.

Item 6 – Exhibits and Reports on Form 8-K.

(a)	Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i	(1)	Restated Articles of Incorporation.

03.ii	(1)	Restated and Amended Bylaws.

04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.

04.b	(1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.

04.c	(1)	Form of certificate evidencing Common Stock.

04.1	(1)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2 and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, we appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent.

10.bx	(1)	Employment agreement between Bruce E. Castle and SBS Technologies, Inc., effective July 31, 2002, dated June 27, 2002

99.1	(1)	Certification of Clarence W. Peckham, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	(1)	Certification of James E. Dixon, Jr., Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1) See Exhibit Index

(b)	Reports on Form 8-K

Current report dated January 9, 2003, announcing that Mr. Richard Szafranski was appointed as a member of the Board of Directors of SBS Technologies, Inc. effective January 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC. (Registrant)

By:	/s/ Clarence W. Peckham

Clarence W. Peckham Chief Executive Officer

By:	/s/ James E. Dixon Jr.

James E. Dixon Jr. Executive Vice President and Chief Financial Officer

Date: May 14, 2003

CERTIFICATION

I, Clarence W. Peckham, certify that:

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

Dated: May 14, 2003

/s/ Clarence W. Peckham Clarence W. Peckham Chief Executive Officer

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

Dated: May 14, 2003

/s/ James E. Dixon, Jr. James E. Dixon, Jr. Executive Vice President and Chief Financial Officer

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description	Method of Filing

03.i	(1)	Restated Articles of Incorporation	—

03.ii	(2)	Restated and Amended Bylaws	––

04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.	––

04.b	(2)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	––

04.c	(3)	Form of certificate evidencing Common stock	––

04.1	(4)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2, and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, we appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent	––

10.bx		Employment agreement between Bruce E. Castle and SBS Technologies, Inc., effective July 31, 2002	Filed herewith electronically

99.1		Certification of Clarence W. Peckham, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

99.2		Certification of James E. Dixon, Jr., Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically

(1)	Incorporated by reference to Exhibit 3.i, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(2)	Incorporated by reference to Exhibit 3.ii, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Incorporated by reference to Exhibit 4.c, of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002.