Form 10-K
period 2003-06-30
SBS TECHNOLOGIES INC
filed 2003-09-24
CIK 880208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on September 2, 2003 as reported on The Nasdaq Stock Market® was $84,877,948. Shares of Common Stock held by each officer and director as of September 2, 2003 and by each person who owns 5% or more of the outstanding Common Stock according to filings with the Securities and Exchange Commission dated June 30, 2003 have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 2, 2003, Registrant had 15,009,498 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference into Part III of this Form 10-K Report: (1) Definitive Proxy Statement for Registrant’s 2003 Annual Meeting of Shareholders to be held November 13, 2003.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2003

i

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements with respect to the financial condition, results of operations and business of SBS Technologies, Inc. and subsidiaries (referred to variously as “SBS”, the “Company”, “we”, “us” and “our”). You may find many of these statements by looking for words like “intends,” “expects,” “projects,” “believes,” “anticipates” or similar expressions in this Form 10-K. These forward-looking statements include:

•	statements regarding future events and the future financial performance of SBS;

•	expected sales and gross margin for the fiscal year ending June 30, 2004;

•	expected sales levels for the quarter ending September 30, 2003;

•	expectations of internally-generated cash flows;

•	new product introductions; and

•	growth of the markets we serve.

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

     The forward-looking statements included in this document are subject to a number of risks, uncertainties, and other factors. Among these factors are:

•	business and economic conditions generally affecting our customers and their end customers, including but not limited to the changes in size and program priorities of military procurement budgets, may be less favorable than we expect, resulting in lower sales and earnings;

•	a high degree of uncertainty and rapid change in the markets addressed by our products, which may impact the timing and amount of future sales levels or cause the market value of our inventory to decline, resulting in reduced gross profit levels;

•	customer demand for and acceptance of our products, which may be less than we expect, which may decrease both sales and margins;

•	costs related to the integration into SBS of newly-acquired businesses may be greater than we expected;

•	our ability to design, test and introduce new products on a timely basis, which, if we are not able, may decrease both sales and margins;

•	the financial condition of our customers may be less favorable than we expect, resulting in reduced sales and earnings; and

•	the other risk factors listed under “Risk Factors” included elsewhere in this Form 10-K.

     Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. SBS cautions you not to place undue reliance on these statements, which speak only as of the date of this Form 10-K.

     SBS does not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

     We design and build open-architecture embedded computer products that enable original equipment manufacturers (“OEM”) to serve the commercial, communications, enterprise and government markets. Our products are integrated into a variety of applications, including communications networking, medical imaging, industrial automation and military systems. Our portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures. Our objective is to continue to capitalize on our design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. We have grown, and intend to continue to do so, through a combination of internal growth and acquisitions. We completed eleven acquisitions between 1992 and June 30, 2003 that broadened our product offerings and customer base. We achieve internal growth by expanding our existing product lines through new product development, through increasing penetration of our existing customer base, and by adding new customers.

     SBS Technologies, Inc. was incorporated in New Mexico in November 1986 and began operations in September 1987. Our executive office is located at 2400 Louisiana Boulevard, NE, AFC Building 5, Suite 600, Albuquerque, New Mexico, 87110, telephone number (505) 875-0600. As of June 30, 2003, SBS Technologies, Inc. had five subsidiaries: SBS Technologies, Inc., Commercial Group (“SBS Commercial”), SBS Technologies, Inc., Government Group (“SBS Government”), SBS Technologies, Inc., Communications and Enterprise Group, SBS Technologies, Inc. Foreign Holding Company (“Foreign Holding”), and SBS Technologies, Inc., German Holdings, LLC (“German Holdings”). In July 2002, the Avionics Products division of SBS was combined with SBS Government. In September 2002, SBS Technologies, Inc., Industrial Computers, and SDL Communications, Inc., both of which were formerly subsidiaries of SBS Technologies, Inc., merged into SBS Technologies, Inc., Communications Products, a subsidiary of SBS Technologies, Inc., at which time its name was changed to SBS Technologies, Inc., Communications and Enterprise Group (“SBS Communications”).

     In April 2003, German Holdings acquired all of the shares of SBS Technologies Holding GmbH (“Holding GmbH”), formerly a subsidiary of Foreign Holding, and all of the shares of SBS or Computers Verwaltungs GmbH (“Verwaltungs”), formerly a subsidiary of Holding GmbH. Later in April 2003, Holding GmbH was merged into SBS Technologies, GmbH & Co. KG (“KG”), formerly a subsidiary of Holding GmbH. As a result of the merger, ortec Electronic Assembly GmbH (“ortec”), formerly a wholly owned subsidiary of Holding GmbH, is a wholly owned subsidiary of KG. As of June 30, 2003, KG and Verwaltungs were subsidiaries of German Holdings. KG is a partnership between German Holdings as sole limited partner and Verwaltungs as sole general partner.

     SBS Technologies (Canada), Inc. (“SBS Canada”) is a subsidiary of Foreign Holding. Effective June 30, 2003, SBS Canada acquired all of the shares of Avvida Holdings Corp. (“Avvida Holdings”). At that time, Avvida Systems Inc. (“Avvida Systems”) was a subsidiary of Avvida Holdings. In July 2003, both Avvida Systems and Avvida Holdings were amalgamated under Canadian law into SBS Canada. SBS Technologies Finance LP (“Finance LP”), a limited partnership, is owned 99% by Foreign Holding as sole general partner, and 1% by SBS Technologies, Inc. as sole limited partner. Finance LP provides financing to SBS Canada.

     SBS Technologies®, IndustryPack®, Omnispan®, Denali®, Cascade®, Reliaspan®, and dataBLIZZARD® are registered trademarks of SBS. PC•MIP® is a registered trademark of MEN Micro, Inc. of Carrollton, Texas, and SBS. All other trademarks or tradenames referred to in this document are the property of their respective owners.

Corporate Governance

     We strive to achieve excellence and integrity in all of our business practices, including corporate governance, oversight, accountability and transparency. We believe we have incorporated current best practices in our governance, including those required by the Sarbanes-Oxley Act of 2002 and The Nasdaq Stock Market®. The following are several examples of corporate governance initiatives implemented by the Company, many dating several years before the passage of the Sarbanes-Oxley Act:

•	The Company’s Board of Directors is comprised of eight members, six of whom are independent from management (“Independent Directors”). The Board has consisted of a majority of Independent Directors since 1992.

•	The Board has three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, and the Management Development and Compensation Committee. Each Committee has a written charter, available for review on our web site at www.sbs.com, and membership on all Board Committees is limited to the Independent Directors.

•	At each regularly scheduled meeting of the Board of Directors, a meeting is held of the Independent Directors without any company officer or Employee Director participation. The Independent Directors’ meeting is chaired by the Board’s Lead Director, who is an Independent Director. These meetings have been conducted since 1998.

•	The Company has an Internal Financial and Disclosure Controls Committee, whose primary duties are to establish, evaluate and maintain systems of internal controls regarding financial information of the Company and disclosures required by applicable laws to ensure (a) accuracy, completeness, reliability and timeliness of financial and other reports, (b) effectiveness and efficiency of operations, and (c) compliance with applicable laws and regulations.

•	The Company has disseminated to all of its employees a Financial Complaint Procedures Policy, available for review on our web site at www.sbs.com, to enable the anonymous reporting of any possible financial wrongdoing within the Company.

•	The Company has adopted a Code of Ethics for Directors and Principal Officers, available for review on our web site at www.sbs.com, binding upon all directors and executive officers of the Company, designed to deter wrongdoing and promote honest and ethical conduct, full, fair, accurate and timely public disclosures, compliance with all governmental requirements, prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics.

     The following narrative should be read in conjunction with the Section entitled “Risk Factors.”

SBS’ Operating Segments and Products

     Throughout fiscal year 2003, we operated internationally through two operating segments: the Communications and Enterprise Group, and the Commercial and Government Group. The Commercial and Government Group consists of SBS Government, SBS Commercial, KG, ortec and SBS Canada, aligning similar technologies and selling channels. The Communications and Enterprise Group consists of SBS Communications. These segments are based on the markets that are served and the products that are provided to those markets. During fiscal year 2003, each segment had its own sales and distribution channels and had a manager who reported directly to the President and Chief Operating Officer. The Commercial and Government Group’s primary focus is to serve customers in the medical, semiconductor, aerospace, defense and other commercial markets. The Communications and Enterprise Group serves major telecommunications OEM’s and OEM’s that manufacture and distribute business-computing equipment. As a result of changes in management responsibility, our desire to enhance regional-based sales and service to our European customers, and the acquisition of SBS Canada, we will be changing our operating segments to a geographic focus. Going forward, we will report results for two operating segments – the Americas and Europe. Under this structure, all sales and support to European customers will be handled by KG, and the balance of sales and support will be handled by our United States and Canadian operations. We believe this change will enable management to better focus on regional market development, alignment of sales channels and customers’ product needs, and enhance customer service and satisfaction.

Communications and Enterprise Group Products

     The Communications and Enterprise Group designs and builds high performance embedded system products including single board computers, input/output modules, and fully integrated systems. Our products are designed to meet the evolving requirements of communications customers while reducing cost and expediting time to market. Our products are based on standard form factor hardware designs such as CompactPCI, PMC, PCI with open standard operating support such as VxWorks and Linux, and consistent driver development kits for ATM, frame relay and other software protocols. Our approach to product engineering and manufacture allows our OEM customers to quickly and efficiently integrate these products using advanced components and software. Typical OEM products in which SBS products are used are optical switches, routers, wireless base stations and access systems, radio network controllers, ATM switches, media gateways, network access servers, test and monitoring equipment, and firewall and security appliances. In fiscal years 2003, 2002, and 2001, sales of these products comprised approximately 22.0%, 30.8%, and 49.2%, respectively, of Company total sales. As of September 1, 2003, 2002, and 2001, backlog orders expected to be filled within the current fiscal year were $5.4 million, $6.4 million, and $17.7 million, respectively. However, we have in the past experienced order cancellations and requests for extensions of product shipments and may continue to experience these cancellations and extensions in the future, and as a result, shipments of the Communications and Enterprise Group’s current backlog may be delayed or canceled.

Commercial and Government Group Products

     The Commercial and Government Group designs and builds open-architecture computer components and systems for CompactPCI, PCI, PMC, VME, and PC/104 standard bus architectures. Our product lines include Intel and PowerPC architecture CPU boards, serial and networking modules, analog and digital I/O modules, computer interconnection and expansion units, MIL-STD-1553, ARINC 429, telemetry, and complete computer systems. These products support OEM and end-user applications in semiconductor manufacturing equipment, industrial automation, medical imaging, military and aerospace, and entertainment applications. Standard commercial level products are sold in these segments as well as ruggedized products in the military and aerospace markets. In fiscal years 2003, 2002, and 2001, sales of these products comprised approximately 78.0%, 69.2%, and 50.8%, respectively, of Company total sales. As of September 1, 2003, 2002, and 2001, backlog orders expected to be filled within the current fiscal year were $22.4 million, $24.1 million, and $16.3 million, respectively. However, we have in the past experienced order cancellations and requests for extensions of product shipments and may continue to experience these cancellations and extensions in the future, and as a result, shipments of the Commercial and Government Group’s current backlog may be delayed or canceled.

Segment Financial Data

     See Notes 14 and 15 to SBS’ Consolidated Financial Statements for information about SBS’ industry segments, geographic areas, and major customers.

Customers and Applications

     Our broad range of products is used by a diversified OEM customer base in a variety of applications including communications networking, medical imaging, industrial automation and military systems. In fiscal years 2003, 2002, and 2001, no one customer equaled or exceeded 10% of our sales. Most of the Communications and Enterprise Group’s customers are OEM’s serving the telecommunications or business-computing markets. They use our products in applications such as wireless base station controllers, optical switches, routers and network monitoring and security applications. The Commercial and Government Group’s customers are primarily OEM’s building products that are used in semiconductor manufacturing, industrial automation, medical imaging, military and aerospace, and entertainment applications, or customers using our products in applications such as mission critical components in fighter aircraft and ground vehicles, flight and ground simulation, electronic system test solutions, and data link and command and control applications. Examples of these products include semiconductor manufacturing equipment, CT scan and MRI equipment, automotive manufacturing and test equipment, test and measurement equipment, industrial automation equipment, aircraft flight simulators, and audio mixing and video authoring equipment, systems and equipment for military aircraft, military ground vehicles, navy vessels, telemetry equipment, and space exploration applications.

Sales and Marketing

     We market our products both domestically and internationally utilizing a combination of direct employee sales personnel, independent manufacturers’ representatives, and distributors. As of September 1, 2003, we had 91 employees, who typically hold engineering degrees, in sales, marketing and customer relations, 16 U.S.-based independent manufacturers’ representatives and 36 distributors located outside the U.S. Within North America, our direct employee sales personnel are deployed regionally throughout the U.S. and Canada as sales specialists in our traditional markets. Also, we had one direct sales employee located in the United States and one located in Canada, who support our sales and distribution channels in the Asia Pacific region. Within Europe, as of September 1, 2003, we had one direct sales employee located in each of the United Kingdom, Sweden, and France, and four in Germany. Domestically and internationally, the direct employee sales personnel are supported by field application engineers, who provide pre-sale technical support to our customers, and business development personnel, who specialize in our traditional markets of commercial, government and communications. We serve a diverse set of large and small customers. In order to gain access to this diverse customer base, we use all available selling channels. Domestically, the direct employee sales personnel generally sell to the larger OEM accounts, while manufacturers’ representatives sell to the smaller accounts. Internationally, our direct employee sales personnel sell to the larger OEM accounts, and independent distributors sell to the smaller accounts. All quoting, pricing and final order acceptance for all sales are controlled by the responsible product line manager.

     We maintain our primary sales offices in Albuquerque, New Mexico, Raleigh, North Carolina, Mansfield, Massachusetts, St. Paul, Minnesota, Waterloo, Ontario, Canada and Augsburg, Germany. Sales and sales leads are generated through a range of activities, including direct sales calls, identification of participants in key defense and government related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications, and our web site.

Research and Development

     We invest in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of September 1, 2003, we had approximately 163 employees engaged in research and development activities. Of these employees, 79 have technical degrees and 34 have advanced degrees. We seek to combine special-purpose hardware, firmware and software in our products to provide our customers with the desired functionality. Our research and development expense was $18.1 million, $18.5 million, and $20.1 million in fiscal year 2003, 2002 and 2001, respectively, corresponding to 15.6%, 15.5% and 10.7% of sales, respectively.

     We have several trademarks and have filed applications for other trademarks as described in the Introduction above. However, we have generally sought only limited patent protection for our technology. Currently, we have only five U.S. patents issued and two Canadian patents issued, expiring December 2013 through June 2021, and one U.S. patent pending. We primarily rely on trade secrets for protection of our intellectual property and believe that future financial performance is much more dependent on the timely introduction of new products and technology and our customer relationships than protection of our intellectual property.

     During fiscal year 2003, our research and development efforts concentrated on introducing new products and technologies and on improving existing technology. For the commercial and government markets, our focus was on releasing new boards such as the STANAG 3910 VME board. In addition, we introduced a new graphics product line, with the first product being the Sentiris 4110, a conduction cooled high performance graphics PMC card based on the NVidia graphics chip. Also, we introduced a 1/2ATR conduction cooled VME chassis, a custom ATR chassis, and three additional custom chassis. The research and development efforts targeted at the government market also were heavily focused on developing military systems, including several versions of flight computers for avionics. For the single board computer product line, we developed the CM4, a 3U PowerPC based CompactPCI product, in both commercial and conduction cooled formats. Also, we released an updated VG4 PowerPC based VME board and a dual PowerPC version called the VG5. In the Intel product line, we released a new version of the CL7 Pentium III board and six custom versions of Intel CompactPCI and VME boards. We continued to expand the Ethernet and Fibre Channel offerings by developing eight new PCI-x/PMC boards, a new dual channel 2Gb Fibre Channel PMC card, and a conduction cooled Fibre Channel card. In addition, we released two new Ethernet switches and an eight port Ethernet hub for military applications. New technology developments included a conduction cooled 3U CompactPCI 1394 card and a conduction cooled PMC audio card. Additionally, we developed new products based on the InfiniBand® architecture, including an 8 port InfiniBand® switch and a PCI InfiniBand® host adapter card. Developments in software included release of support for the LynxOS operating system for PowerPC and Intel based single board computers. Also, we completed the Ready Driver program for VxWorks. Ready Driver is an SBS program to develop I/O drivers for a real time operating system to assure interoperability between I/O boards and single board computers. New products continue to be designed for launch in the coming year, including new higher performance single board computers in single and dual processor models, high bandwidth input-output connectivity device, and integrated avionics platforms.

     During fiscal year 2003, we responded to continuing shifts in demand and technology trends of the communications market. Our research and development efforts concentrated on both increasing the breadth of products available and evaluating new technologies to compete in a broader portion of this market. We expanded our PowerPC processor portfolio to include a new PPC 750FX (Palomar 500), a high performance product for low cost applications. Also, we introduced the MAXIM 524-T1R-F and the MAXIM 524-E1R-F WAN PMC adaptors to our popular 520 series of products. We also completed development of the next generation Voice over ATM Blade, which supports AAL1, AAL2 and AAL5 with automatic protection switching software. New products continue to be designed for launch in the coming year. We expect these to increase the ease in which our broad selection of WAN I/O and processor PMC technologies can be embedded in communication equipment based on PIGMG 2.16 and PICMG 3 standards. As an example, we are completing a new High-Density T1/E1 Blade for 32 port T1/E1 monitoring on the CPCI bus. This new Blade will incorporate the new Palomar 500.

Suppliers

     We use contract manufacturing to produce substantially all of our U.S.-built board-level products. We obtain parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provide these parts and boards as kits to contract manufacturing companies that fabricate our products. Following manufacturing, we perform test, packaging and support functions for our products. On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States. This consolidation was completed in August, 2003. We now have two manufacturing facilities, St. Paul, Minnesota and Mindelheim, Germany. We have begun complete turnkey outsourcing to contract manufacturers, although it is for a small portion of our total production. We reduce our dependence on a single contract manufacturer by using multiple contract manufacturers for many of our products.

     Our German operation manufactures approximately 70% of its board-level products at its facility in Mindelheim, Germany, using contract manufacturers for its OEM production business and certain ruggedized and military applications.

Competition

     The embedded computer industry is highly competitive and fragmented, and our competitors differ depending on product type, company size, geographic market and application type. Consolidation within the communications, capital equipment and defense industries has resulted in increased competition and may result in an increase in pricing pressure across our product lines. We believe we differentiate ourselves from our competition based on the following:

•	broad product line,

•	willingness to adapt products to customer needs (customization),

•	after sale support, and

•	maintaining long-term customer relationships.

     Our competition in each of our product lines is described below.

     Our CPU product line competes against other suppliers of CPU boards based on PowerPC and Intel microprocessor technology, including Motorola, Inc., Force Computers, Inc. (a wholly-owned subsidiary of Solectron Corporation), RadiSys Corporation, Performance Technologies, Incorporated, Kontron AG, GE Fanuc Embedded Systems, and others. In the ruggedized computer board and system market primarily serving military customers, our main competitors are DY4 Systems, a business unit of Force Computers, Inc. (a subsidiary of Solectron Corporation), and Radstone Technologies PLC.

     Our WAN I/O products compete with other suppliers of similar products within the embedded computer market. They include companies such as Performance Technologies, Incorporated, Interphase Corporation, and SBE, Inc.

     Our general purpose I/O products are standards-based I/O modules for technologies such as Ethernet, Fibre Channel, Serial, and others. Among our competitors for these products are Acromag, Inc., Systran, Inc., GE Fanuc Embedded Systems, and a few small companies. Our computer expansion unit product line competes directly with Mesa Ridge Technologies, Inc. dba Magma (a subsidiary of Mobility Electronics, Inc.) and indirectly with personal computer manufacturers that offer specialized computer motherboards with increasing numbers of PCI slots. Specialized products such as bus adapters and dataBLIZZARD have no direct competitors. Our InfiniBand technology products compete with Infinicon Systems, Inc., and a number of small start-up companies serving that market.

     Our avionics interface products compete with those of other companies such as Ballard Technologies, Inc., Data Devices Corporation, Excalibur Technologies Corporation, Condor Engineering, Inc. and Gesellschaft Fur Angewandte Informatik und Mikroelekemik GmbH. Our telemetry products compete with suppliers such as AVTECH Systems, Inc., L3 Communications, Inc. and the Veridian Systems division of Veridian Corporation.

     SBS Canada designs FPGA computing products that apply FPGA technology to processing applications often associated with DSP boards or single board computers. We compete with companies offering these technologies like Mercury Computer Systems, and SKY Computers, Inc., a subsidiary of Analogic Corporation, imaging companies such as Matrox Graphics Inc., as well as a few small companies with FPGA products such as Annapolis Micro Systems, Inc.

     Our systems and enclosure products compete with other suppliers of special purpose PC and CompactPCI platforms,

enclosures and turnkey systems, such as Force Computers, Inc., RadiSys Corporation and Motorola, Inc.

Employees

     As of September 1, 2003, we had approximately 417 employees at our eight locations: Albuquerque, New Mexico; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; Mansfield, Massachusetts; Waterloo, Ontario, Canada; and Augsburg and Mindelheim, Germany. Of these employees, 61 were in executive and administrative positions; 91 were in sales, marketing and customer relations; 163 were in research and development; 91 were employed in support of ongoing production, and 11 were employed on a part-time basis.

Risk Factors

     Statements in this Report about the outlook for our business and markets, such as projections of future performance, statements of management’s plans and objectives, and forecasts of market trends and other matters, are forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause such a difference, and may impact our future financial performance, include, but are not limited to, those discussed below:

     SBS’ period to period sales and operating results have fluctuated, and may continue to fluctuate significantly, which has caused, and may continue to cause, volatility in the market price for its common stock. Our Company has experienced fluctuations in its period to period sales and operating results in the past, and management expects that fluctuations will occur in the future. Our sales, on both an annual and a quarterly basis, can fluctuate as a result of a variety of factors, many of which are beyond our control and which we may not be able to predict. These factors include:

•	the timing and volume of customer orders and delays,

•	success in achieving design wins in which our products are designed into those of our customers,

•	manufacturing delays,

•	delays in shipment due to component shortages,

•	cancellations of orders,

•	changes in the mix of products sold,

•	the rate of introduction of new products,

•	ability to maintain appropriate inventory levels,

•	excess or obsolete inventory and changes in valuation of inventory,

•	cyclicality or downturns in the markets served by our customers, including significant reductions in defense, communications and capital equipment expenditures,

•	political, legal, regulatory and economic conditions and developments in the areas of the world in which we operate or into which we might expand our operations,

•	competition from new technologies and other companies,

•	variations in sales channels, product costs and the mix of products sold, and

•	economic disruptions due to terrorist activity or epidemics.

     Because fluctuations in operating results have happened in the past, and may continue to happen in the future, we believe that comparisons of the results of our operations for preceding quarters and fiscal years are not necessarily meaningful, and that investors should not rely on the results for any one quarter or year as an indication of how the Company will perform in the future. Investors should also understand that, if our sales or earnings for any quarter or year are less than the level expected by securities analysts or the market in general, the market price for the Company’s common stock has been in the past, and may be, in the future, subject to an immediate and significant decline.

     SBS’ sales have been, and may to continue to be, significantly reduced due to the currently depressed communications and capital equipment markets and may be further limited if anticipated increases in defense spending do not occur or if defense spending is reduced or not allocated in a way that benefits us. We have derived a significant portion of our sales from products for communications and capital equipment applications and directly or indirectly from the U.S. Department of Defense. The communications and capital equipment markets are characterized by intense competition and rapid technological change. The communications market grew rapidly in the late 1990’s, but is currently experiencing prolonged depressed conditions as to which we have no immediate expectations of recovery. After over a decade of downward trends, the current defense budget outlook is one of short-term growth. However, Congress may not continue to approve increased defense funding, and in light of current record U.S. government budget deficits, may elect to reduce or defer defense spending. Any increased funding may not be available for hardware procurements or increased research and development spending, especially in light of increased expenditures on consumables such as ordnance relating to actual and possible conflicts in Afghanistan, Iraq and other locations, and we may not win any contracts funded by any budgetary increases. In addition, significant consolidation in the defense industry has reduced the number of defense contractors, resulting in increased competition for companies like SBS in establishing customer relationships with defense contractors. If spending by the Department of Defense declines, or if consolidation in the defense industry continues, we may be unable to maintain existing customer relationships or establish new relationships with defense contractors. Even if we are successful in maintaining existing customers and establishing new customer relationships with defense contractors, sales of our products to those customers may be reduced as a result of any Department of Defense spending cutbacks.

     SBS must persuade customers to outsource their component needs to grow SBS’ business. Many of our potential customers design and manufacture embedded computer components internally, which they may view as a cost-savings over purchasing these components from suppliers like SBS. To increase our sales, we need to persuade them that use of our components and services is cost-effective.

     Increased market acceptance of our products also depends on a number of other factors, including:

•	the quality of our design and production expertise,

•	the increasing use and complexity of embedded computer systems in new and traditional products,

•	the expansion of markets that are served by embedded computers,

•	time to market requirements of our products,

•	the assessment by our customers of direct and indirect cost savings, and

•	our customers’ willingness to rely on us for mission-critical applications.

     SBS faces significant competition. The embedded computer industry is highly competitive and fragmented. Our competitors differ depending on product and market type, company size, geographic market and application type. We face competition in each of our operating segments.

     Competition in all of our operating segments is based on:

•	performance,

•	time-to-market,

•	customer support,

•	product longevity,

•	existing customer relationships,

•	supplier stability,

•	price,

•	breadth of product offerings, and

•	reliability.

     Many of our existing and potential competitors are companies larger than we are that have a number of significant advantages over us, including:

•	significantly greater financial, technological and marketing resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements,

•	established relationships with customers or potential customers, which can make it harder for us to sell our products to those customers,

•	a longer operating history, and

•	more extensive name recognition and marketing capability.

     In addition, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

     Because of increased competition, we might encounter significant pricing pressures across our product lines. These pricing pressures could result in significantly lower average selling prices and reduced profit margins for our products. We may not be able to offset the effects of any price reductions with an increase in the number of our customers, cost reductions or otherwise. We cannot assure investors that we will be able to compete effectively in our current or future markets.

     If SBS does not persuade OEM’s to use its products instead of those of other suppliers, SBS’ sales could be harmed. Our sales depend, in part, on our ability to obtain and maintain design wins for our products from OEM’s. OEM’s that do not currently integrate our components into their products may not be willing to purchase components from us because the cost of integrating new components into their products may be more expensive than continuing to use existing components. OEM’s currently using our components may elect to use another supplier’s components if the other supplier’s designs are superior to our designs. Also, OEM’s currently integrating our components may redesign their products in a manner that no longer requires our components. If we fail to maintain existing design wins or to achieve new design wins, our sales could be reduced.

     SBS might have to expend substantial funds to redesign its technology because of changes in industry standards, customer preferences or technology. Most of our products are developed to meet industry standards that define the basis of compatibility in operation and communication of a system supported by different vendors. These standards are continuing to develop. If these standards are eliminated or changed, the design of our products could be inappropriate or obsolete, and we could be required to undertake costly redesign and research and development efforts. Our sales also depend in part on the ability to develop state of the art products that comport with changing customer preferences. We may, or may not, be successful in developing these products in a timely manner, or in selling the products we develop. Our sales could significantly decrease, and our products could become obsolete, if we fail to adapt timely to changing industry standards, advances in technology, or customer preferences.

     If SBS’ sales do not increase, or if they decline, SBS could experience difficulty in obtaining debt or equity financing. Contraction and declines in the markets we serve has had and may continue to have an adverse impact on our sales and income. We currently do not have any bank credit facility in place. We may require external financing in the future, and that financing may not be available on terms acceptable to management or at all. In addition, continuing losses would likely impede our ability to raise funds through the sale of debt or equity securities.

     SBS purchases many of the components it uses from third party suppliers who may discontinue or change their products or have insufficient supply. Many of our products contain state-of-the-art electronic components. We depend upon third parties for our supply of many of these components. We obtain some of these components from a sole supplier or a limited number of suppliers, for which alternate sources may be difficult to locate. We have experienced, and may experience in the future, component part shortages, and we have in the past built, and may in the future build, inventory of these components. Moreover, suppliers may discontinue or upgrade some of the products incorporated into our products, which could require us to redesign a product to incorporate newer or alternative technology. Our inventory of component parts may become obsolete, which has in the past and may in the future result in write-downs. Although we believe that we have arranged for an adequate supply of components to meet our short-term requirements, we do not have contracts for all components that would assure availability and price. If sufficient components are not available when we need them, our product shipments could be delayed, which could adversely affect our sales during certain periods as well as lead to customer dissatisfaction. If enough components are not available, we might have to pay premiums for parts in order to make shipment deadlines. Paying premiums for parts or building inventory of scarce parts, or having our existing inventory become obsolete, could lower or eliminate our profit margin, reduce our cash flow, and otherwise harm our business.

     SBS uses contract manufacturers to produce substantially all of its U.S.-built board-level products and so is dependent on their timeliness, quality, and availability. We obtain parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provide these parts and boards as kits to contract manufacturing companies that fabricate our products. Many of the contract manufacturers we utilize are small companies with limited capital resources. We reduce dependence on a particular contract manufacturer by using multiple contract manufacturers for many of our products, although there is no assurance that we will not experience delays in obtaining product from contract manufacturers. If it becomes necessary for us to move our production to new contract manufacturers due to non-performance by current contract manufacturers, additional delays in obtaining product could be incurred, as qualifying new contract manufacturers is costly and time-consuming. If we are unable to meet our customers’ delivery requirements due to delays in obtaining product from contract manufacturers, our sales and results of operations could be materially reduced.

     SBS is often required to incur substantial expense and development time well in advance of sales, requiring accurate gauging of future market demand. Our business depends upon continually introducing new and enhanced products and solutions for business needs. The development or adaptation of products and technologies requires us to commit financial resources, personnel and time well in advance of sales. In order to compete, our decisions with respect to those commitments must accurately anticipate both future demand and the technology that will be available to meet that demand. In addition, our customers typically require several months to test and evaluate our products before designing their products to incorporate our components. Once our customers have decided to use our components, they may require several more months to begin volume production of products incorporating these components. Because of this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in inventory until the time that we generate sales from these components. We may never generate sales from components after incurring development expenses if our customers decide not to purchase them. Even if our customers select our components to incorporate into their products, our customers may not be able to market or sell their products successfully.

     SBS is subject to order and shipment uncertainties that could harm its operating results. We typically sell our products pursuant to purchase orders that customers can cancel or defer on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory that may not be salable to other customers at commercially reasonable terms, which could reduce our profit margins, require inventory write downs, and restrict our ability to fund our operations.

     SBS has limited patent protection covering its technology, and we may not be able to protect its intellectual property. Disputes could be expensive. Our success depends, in part, on our ability to develop and protect our intellectual property. We have sought only limited patent protection for our technology. We currently have five U.S. patents and two Canadian patents issued and one U.S. patent pending. The bulk of the intellectual property on which we depend is unpatented. We cannot guarantee that our pending patent will be issued, or that if issued, our pending or existing patents will be enforced in a court of law if challenged. Patent applications in the United States are not publicly disclosed until the patents are issued. Therefore, undisclosed U.S. patent applications that relate to our products and technology may have been filed. Also, we cannot be certain that foreign patents have not or will not be issued that would harm our ability to commercialize our current and future products. Even as we obtain certain patent protection for our intellectual property, third parties could independently develop and patent equivalent or superior products or technology, in which case we may be required to obtain licenses to that technology from those parties, reducing our profit margins.

     In addition to patent rights, we rely upon trade secret laws, industrial know-how and employee confidentiality agreements to protect our intellectual property. Third parties or employees may breach our agreements with them or otherwise attempt to disclose, obtain or use our products and technologies. Further, if consultants, employees and other parties apply technological information developed independently, by them or others, to our projects, disputes may arise as to the proprietary rights to that information. Those disputes may not be resolved in our favor.

     We may not be able to obtain court enforcement of our agreements, which would leave us with inadequate remedies to protect our intellectual property rights. This is particularly true in foreign countries, where laws or law enforcement practices often do not protect intellectual property as fully as in the United States.

     We enter into contracts with OEM’s which typically provide for broad indemnification of the OEM’s against allegations of infringements of intellectual property rights arising from our products, including costs of defense. We do not carry insurance covering any such claims. Any such claim or claims could materially adversely affect the Company’s financial condition.

     We may have to litigate to enforce or defend our intellectual proprietary rights. In addition, companies frequently sue other companies as a means of delaying the introduction of a competitor’s products or technologies. Any litigation, regardless of outcome, including any interference proceeding to determine priority of inventions, oppositions to patents in foreign countries, or litigation against us or any OEM indemnified by us under our contract with the OEM, may be costly and time consuming. Further, if it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our products infringe on the rights of others, we may be required to pay past royalties or obtain licenses to use technologies. We may not be able to obtain licenses for these technologies on commercially reasonable terms, or at all.

     SBS’ success depends, in part, on its ability to identify and to acquire and successfully integrate new businesses. A major element of our business strategy is to pursue acquisitions that either expand or complement our business. We have increased the scope of our operations through eleven acquisitions since 1992, including the June 2003 acquisition of Avvida Systems. Where business conditions permit, we intend to continue to pursue actively acquisition opportunities, including some that could be material and that may become available in the near future. This acquisition strategy may pose additional risks to us, including:

•	We might not be able to identify or acquire acceptable acquisition candidates on favorable terms, and in a timely manner.

•	Our management and financial controls, personnel, and other corporate support systems might not be adequate to manage the increase in the size and the diversity of scope of our operations as a result of acquisitions and to integrate effectively acquired businesses.

•	Our acquisitions might not increase revenue or earnings, and the companies acquired might not continue to perform at their historical or anticipated levels.

•	We may use cash for acquisitions that would otherwise be available to fund our operations or to use for other corporate purposes.

•	Our shareholders may experience dilution if we use the Company’s capital stock to pay for acquisitions.

•	Our debt burden will increase as a result of any borrowings we may make to pay for acquisitions.

     SBS may need to raise additional capital to fund its operations and to complete acquisitions. We depend on cash flow from operations to fund our operations and pay for our acquisitions. If we experience decreased sales, increased expenses, or a combination of the two, we may need to raise additional capital to fund our operations or acquire other businesses. If we decide to do so, we could attempt to issue debt securities or capital stock. We may not be able to sell these securities under then current market conditions. Even if we were successful in finding buyers for our securities, the buyers could demand commercially unreasonable terms. For example, if we had to sell debt securities, we might be forced to pay high interest rates or agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and increasing restrictions on our operating activities. If we were to sell the Company’s capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders. If we are unable to raise additional capital on commercially reasonable terms, we may be required to reduce our operations and delay or terminate any potential acquisitions plans, which would harm our ability to grow.

     SBS’ future results are subject to the efficiency of its past and future consolidation efforts. We have consolidated operations in the past, including Communications and Enterprise Group operating facilities previously based in Madison, Wisconsin, and Carlsbad, California. These consolidations included moving manufacturing, testing and support functions to the St. Paul, Minnesota, facility, and moving certain product design functions to the Mansfield, Massachusetts and Raleigh, North Carolina facilities. We may elect to consolidate other operations in the future. Failure to effect a consolidation efficiently could result in missed customer deliveries, higher costs, reductions in quality, and lost productivity on other important projects, any of which could adversely affect our future results of operations.

     SBS’ earnings have been, and could continue to be, adversely affected because of charges resulting from acquisitions, or an acquisition could reduce shareholder value. As part of our strategy for growth, we acquire compatible businesses. In accounting for a newly acquired business, we are, in many cases, required to amortize, over a period of years, certain identifiable intangible assets. Although usually the acquired business’ current operating profit offsets the amortization expense, a decrease in the acquired business’ operating profit could reduce our overall net income and earnings per share. Changes in future markets or technologies may require us to amortize intangible assets faster and in such a way that our overall financial condition or results of operations are harmed. If economic and/or business conditions decline in the future, we may incur impairment charges against earnings which could be significant. We may also be required, under accounting principles generally accepted in the United States of America, to charge against earnings upon consummation of an acquisition the value of an acquired business’ technology that does not meet the accounting definition of “completed technology.” Acquired businesses could also reduce shareholder value if they generate a net loss or require invested capital.

     SBS may expend resources without receiving benefit from strategic alliances with third parties. From time to time, we may enter into strategic alliances to deliver solutions to our customers. These alliances are typically formed to provide products or services that we do not provide in our core businesses. We may expend capital and resources on these alliances but may not receive any immediate or long-term return or economic benefit from them.

     SBS depends on its employees for success. Our ability to maintain our competitive position and to develop and market new products depends, in part, upon our ability to retain key employees and to recruit and retain additional qualified personnel, particularly engineers. Competition for qualified employees in the computer industry is intense. The closure of the Carlsbad, California facility and the consolidation of Communications and Enterprise Group functions into facilities located in St. Paul, Minnesota, Mansfield, Massachusetts and Raleigh, North Carolina will require timely hiring of new competent employees. If we are unable to retain and recruit key employees, our product development and marketing and sales could be harmed.

     SBS is subject to significant product liability risk. Our products and services could subject us to product liability or government or commercial warranty claims. We maintain primary product liability insurance for our non-aviation products with a general aggregate limit of $1.0/$2.0 million per occurrence and a $50.0 million excess umbrella policy. We maintain, for our aviation products, a $100.0 million liability insurance policy, per occurrence. Our products are widely used in a variety of applications. If a claim is made against us, our insurance coverage might not be adequate to pay for our defense or to pay for any award, in which case we would have to pay for it. Also, as a result of the terrorist attacks of September 11, 2001, the cost of insurance coverage has significantly increased. In the future, we might not be able to continue our insurance coverage at desired levels, for premiums acceptable to us. If a litigant were successful against us, a lack or insufficiency of insurance coverage could significantly harm our financial condition.

     SBS faces political, economic and regulatory risks associated with its international sales and operations not faced by businesses operating only in the United States. We sell our products in countries throughout the world from our United States, Canadian and German based operations. We intend to continue to expand our operations and sales outside the United States. Our international operations and sales subject the Company to risks not experienced by companies operating only in the United States, including:

•	increased governmental regulations,

•	export and import controls,

•	political, economic and other uncertainties, including, risk of war, revolution, terrorist attacks, epidemics, expropriation, renegotiation or modification of existing contracts, standards and tariffs, and taxation policies,

•	international monetary fluctuations that may make payment more expensive for foreign customers who may, as a result, limit or reduce purchases,

•	exposure to different and inconsistent legal standards, particularly with respect to intellectual property,

•	longer accounts receivable collection cycles,

•	trade disputes or new trading policies that could limit, reduce, disrupt or eliminate our sales and business prospects outside the United States, and

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

     Exchange rate fluctuations could reduce SBS’ earnings when stated in U.S. Dollars. Substantially all of our U.S. export sales to date have been denominated in United States dollars and substantially all sales generated by our subsidiary based in Germany have been denominated in Euros. However, some sales in the future may be denominated in other currencies, including the Canadian dollar. Any decline in the value of other currencies in which we make sales against the United States dollar, the Canadian dollar or the Euro, or any decline in the value of the Canadian dollar or the Euro against the United States dollar, will have the effect of decreasing our consolidated earnings when stated in United States dollars. In the future, we may engage in hedging transactions to minimize the effect of the risks associated with these types of currency fluctuations; however, such hedging transactions could adversely impact our financial position and results of operations.

     SBS’ common stock price can be volatile because of several factors, including a limited public float. During the twelve-month period ended June 30, 2003, the sales price of our common stock fluctuated from $12.30 to $5.00 per share. We believe that the Company’s common stock is subject to wide price fluctuations because of several factors, including:

•	quarterly and annual fluctuations in our operating results,

•	a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on the Company’s stock price,

•	announcements of new technologies by us, our competitors or customers,

•	general conditions in the markets we serve,

•	fluctuations in earnings of our competitors,

•	changes in earnings estimates or investment recommendations by securities analysts,

•	general volatility of the stock markets and the market prices of other publicly traded companies,

•	economic disruptions due to terrorist activity,

•	investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting, and

•	investor sentiment regarding the valuation of technology companies generally.

     SBS is subject to credit risk. Credit risk is inherent in our commercial activities. Credit risk relates to the risk of loss resulting from a customer’s failure to pay in accordance with contractual obligations. The majority of our sales are on open account, typically with 30 to 60 day payment terms without any down payment or security. Many of our customers and potential customers in various markets, including the communications market, have had the credit ratings of their debt reduced. As a result, some of our customers’ creditworthiness may be reduced, which could pose a heightened risk of bankruptcy or delayed payment that could affect our earnings and cash flow.

     SBS may be vulnerable to the effects of terrorist attacks and acts of war. We are unable to predict the impact of future terrorist attacks and acts of war on our industry and the United States economy as a whole. The uncertainty associated with military activity of the United States and other nations and the risk of future terrorist activity may impact our results of operations and financial condition in unpredictable ways. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could adversely affect the economy of the United States and other countries. A lower level of economic activity could result in a decline in demand for our products that could adversely affect our sales and earnings and limit our future growth prospects. International backlash against United States government policy decisions relating to terrorism may result in reluctance in certain foreign countries to buy products from companies like SBS headquartered in the United States. The associated uncertainties caused by terrorist attacks and acts of war have resulted in adverse changes in the insurance markets. We have already experienced substantial increases in insurance premium costs. In the future, if we are unable to obtain adequate insurance coverage and experience an uninsured event, or if we incur significant increases in the cost of insurance, our future results of operations could be materially impacted.

     General business conditions are vulnerable to the effects of epidemics, which could materially disrupt SBS’ operations and financial results. Our Company is vulnerable to the general economic effects of epidemics and other health-related concerns. In mid-2003, the outbreak of the SARS epidemic resulted in quarantines and substantial curtailment of travel and business activities for areas as geographically diverse as China and Toronto, Ontario. We believe that many growth opportunities for current and future SBS products are located in Asia and other parts of the world where public health systems are not considered to be as advanced as in North America and Western Europe. Further, we have significant customers, and significant end-customers of our customers, located in Asia, including China. Public reports have speculated that terrorists or other states or organizations could in the future release biological hazards such as smallpox or anthrax that could result in epidemics. A recurrence of SARS or any other epidemic could substantially reduce or delay regional or worldwide demand for our products, or disrupt supply channels, which could materially impact our future results of operations.

Item 2. Properties

     We lease office and manufacturing space in Albuquerque, New Mexico, Carlsbad, California, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, Mansfield, Massachusetts, Waterloo, Ontario, Canada, and Augsburg and Mindelheim, Germany. Our standard practice is to obtain all of our facilities through operating leases. We maintain an insurance plan covering all our facilities and contents.

     The Albuquerque, New Mexico leased facility consists of approximately 42,500 square feet located in a multi-floor office building. This facility houses certain sales, engineering and support functions for the Commercial and Government Group. The Albuquerque facility also serves as our corporate headquarters. The lease term runs through June 30, 2005, with an option to extend the term for an additional five years. We believe that this facility will be sufficient to serve our needs through the term of the lease.

     Our general purpose I/O engineering team (Commercial and Government Group) is located in Newark, California. The facility, which contains approximately 27,000 square feet and is leased for a five-year term expiring November 30, 2004, is a one-story, multi-tenant building in a business park. We are actively attempting to sub-lease this facility, and if successful, will move the general purpose I/O engineering team to a smaller facility in the immediate Newark, California area.

     Our Intel and PowerPC CPU sales and engineering functions (Commercial and Government Group) are located in Raleigh, North Carolina, where we lease approximately 11,700 square feet of a one-story multi-tenant facility. The lease expires January 31, 2008, subject to one option to extend the term of the lease for three additional years. We believe that this facility will be sufficient to serve our needs through the term of the lease.

     Our St. Paul, Minnesota facility consists of approximately 43,650 square feet, located in a business park. This facility consists of approximately 18,850 square feet of office space occupied by certain sales, engineering, and support functions for the Commercial and Government Group, and 24,800 square feet of manufacturing and warehouse space utilized by our U.S. manufacturing center. The lease expires on January 31, 2006. We believe that this facility will be sufficient to serve our needs through the term of the lease.

     Our facility, located in Mansfield, Massachusetts is a one-story multi-tenant building in a business park. The facility consists of approximately 31,200 square feet occupied by sales, engineering and support functions for the Communications and Enterprise Group. The lease is for a five-year term expiring on June 14, 2005. We believe that this facility will be sufficient to serve our needs through the term of the lease.

     We lease a facility in Carlsbad, California, of approximately 75,200 square feet, located in a business park, consisting of approximately 32,000 square feet of office space and approximately 43,200 square feet of test, packaging and support space. The lease term is for seven years expiring in April 2006, plus one option to extend the lease for three additional years. In August 2003, we substantially vacated the facility and are actively attempting to sublet this location.

     We lease in Waterloo, Ontario, Canada, approximately 19,400 square feet of a two-story multi-tenant building located within a business park. This location includes office space, and engineering, assembly and test facilities for the operations of SBS Canada (Commercial and Government Group). The lease term expires November 30, 2006, subject to one option to extend the term of the lease for five additional years. We also have a right of first refusal to expand into any adjacent unoccupied portions of the building during the term of the lease. We believe that this facility will be sufficient to serve our needs through the term of the lease.

     We lease in Augsburg, Germany, a six-floor building, consisting of approximately 30,000 square feet of office, test, packaging and support areas for the operations of KG (Commercial and Government Group). The lease has a term of ten years expiring December 31, 2005. We believe that the facility is sufficient to serve our needs through the term of the lease.

     We lease in Mindelheim, Germany approximately 6,200 square feet of a single-story multi-tenant building located within a business area, consisting of approximately 1,200 square feet of office space and approximately 5,000 square feet of manufacturing and warehouse space for our ortec operations. The lease term expires August 31, 2008, subject to one option to extend the term of the lease for five additional years. We believe this facility will be sufficient to serve our needs through the term of the lease.

Item 3. Legal Proceedings

     We are subject to various claims that arise in the ordinary course of our business. In our opinion, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations, or liquidity. We are not a party to, and none of our property is subject to, any material pending legal proceedings. We know of no material proceedings contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market price per share

     The Company’s common stock is traded on the NASDAQ Stock Market using the symbol SBSE. Quarterly market prices (as reported on the NASDAQ Stock Market) for the last two fiscal years were:

	2003		2002

Fiscal Quarters	High	Low	High	Low

First	$12.30	$5.00	$20.05	$9.99
Second	12.00	6.25	17.50	9.94
Third	9.90	7.06	16.00	11.76
Fourth	9.94	6.51	15.30	11.51

Record Holders

     Based on data provided by SBS’ transfer agent and The Depository Trust Company, management believes that as of September 2, 2003, the number of share owner accounts of record, as defined by Rule 12g5-1 of the Exchange Act, was approximately 236, at which date the closing market price of SBS’ common stock was $11.26 per share.

Dividends

     SBS has not paid any cash dividends on its Common Stock. Management’s current policy is to retain earnings, if any, for use in SBS’ operations and for expansion of the business. No dividend payments are anticipated in the foreseeable future (see “Management’s Discussion and Analysis: Liquidity and Financial Condition”).

Unregistered Securities

     On June 30, 2003, we issued an aggregate of 386,940 shares of our common stock in connection with the acquisition of 100 percent of the outstanding common stock of Avvida Holdings Corp. and its wholly-owned subsidiary, Avvida Systems Inc. The offer and sale of these securities were effected without registration in reliance on the exemption afforded by Regulation S of the Securities Act of 1933, as amended. We plan to file a registration statement on Form S-3 to register the shares issued on June 30, 2003 by December 31, 2003.

Item 6. Selected Financial Data

     The following selected financial data for the years ended June 30, 1999 through June 30, 2003 have been derived from the audited consolidated financial statements of SBS. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the audited consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report.

	Years Ended June 30

	2003		2002	2001	2000	1999

	(Thousands except per share data)
Income:
Sales	$115,521		$118,856	$187,180	$128,189	$105,999
Gross profit	57,519		42,628	88,565	67,015	61,518
Operating income (loss)	2,165		(38,412)	27,736	15,736	18,677
Net income (loss)	(4,450	)(a)	(24,360)	17,184	8,903	12,278
Financial Position:
Working capital	73,187		69,304	75,282	37,535	29,084
Total assets	128,610		125,648	147,172	133,160	92,008
Total liabilities	12,503		12,002	13,377	34,146	14,780
Total stockholders’ equity	116,107		113,646	133,795	99,014	77,228
Per Share Data:
Net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.11	(a)	$(1.67)	$1.23	$0.71	$1.05
Net income (loss)	$(0.30)		$(1.67)	$1.23	$0.71	$1.05
Net income (loss) per common share — assuming dilution
Income (loss) before cumulative effect of change in accounting principle	$0.11	(a)	$(1.67)	$1.14	$0.66	$1.00
Net income (loss)	$(0.30)		$(1.67)	$1.14	$0.66	$1.00

Notes:	We have not declared any dividends during the periods presented and we do not expect to pay dividends in the foreseeable future.

(a)	The fiscal year 2003 summary financial data includes a transitional impairment charge of $6,058,000 (or ($0.41) per common share), net of tax, reported as a cumulative effect of change in accounting principle as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” on July 1, 2002.

On August 18, 2000, SBS declared a two-for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income per common share, net income per common share-assuming dilution, common stock, and stockholders’ equity have been restated as if the stock split had occurred as of the earliest period presented.

On June 30, 2003, SBS completed the purchase of Avvida Holdings and Avvida Systems (subsequently amalgamated under Canadian law into SBS Canada).

On April 12, 2000, SBS completed the purchase of SDL Communications, Inc. (subsequently merged into SBS Communications). In connection with the acquisition, SBS recorded a $4.0 million acquired in-process research and development (“IPR&D”) charge in the fourth quarter of fiscal 2000.

On December 20, 1999, SBS completed a pooling of interests transaction with SciTech Inc. (“SciTech”). SciTech was subsequently merged into SBS Communications. SciTech’s historical results did not have a material effect on combined financial position or results of operations, therefore the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

On August 12, 1998, SBS completed the purchase of VI Computer, Inc. (currently known as SBS Communications).

On July 1, 1998, SBS acquired, through its subsidiary Holding GmbH, a 50.1% interest in or Industrial Computers GmbH (currently known as KG) and a 50.2% interest in ortec. SBS also acquired, through its subsidiary, SBS Government, a 100% interest in or Computers, Inc. On December 9, 1998, SBS completed the purchases of the minority interests in KG and ortec.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

     We design and build open-architecture embedded computer products that enable original equipment manufacturers (“OEM”) to serve the commercial, communications, enterprise and government markets. Our products are integrated into a variety of applications, including communications networking, medical imaging, industrial automation and military systems. Our portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures. Our objective is to continue to capitalize on our design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. We have grown, and intend to continue to do so, through a combination of internal growth and acquisitions. We completed eleven acquisitions between 1992 and June 30, 2003 that broadened our product offerings and customer base. We achieve internal growth by expanding our existing product lines through new product development, through increasing penetration of our existing customer base, and by adding new customers.

     Sales for the year ended June 30, 2003 were $115.5 million, which represents a 2.8% decrease from the $118.9 million of sales for fiscal 2002. Net loss for the year ended June 30, 2003 was $(4.4) million, or net loss per common share — assuming dilution of $(0.30). Included in the determination of net loss in fiscal year 2003 is a transitional goodwill impairment charge of $6.1 million (or ($0.41) per common share), net of tax, which is reported as a cumulative effect of change in accounting principle, as a result of our adoption of SFAS 142 effective on July 1, 2002. We completed step 2 of our transitional impairment analysis during the fourth quarter of fiscal year 2003 and determined that the carrying values of goodwill in the Communications and Enterprise reporting unit and the Commercial reporting unit were in excess of their implied fair value as of July 1, 2002. Additionally, on June 12, 2003, we announced plans to consolidate the Communications and Enterprise Group operations, which resulted in the closure of the Company’s Carlsbad, California facility in August 2003. As a result, we recorded employee severance and other consolidation costs of $1.1 million during the fourth quarter of fiscal year 2003. Including these charges, the total employee severance and consolidation costs for fiscal year 2003 were $1.7 million, which incorporates the cost reduction efforts implemented by management in fiscal year 2003. See our discussion below in the section titled, “Results of Operations”.

     The net loss in fiscal year 2003 compares to a net loss for the year ended June 30, 2002 of ($24.4) million, or net loss per common share - assuming dilution of ($1.67). Our performance during fiscal 2002 was affected by external factors, including dramatic changes in the markets we serve, and internal factors, including changes in senior management and overall corporate strategy. The net loss for fiscal 2002 included $15.1 million of inventory write-downs, $13.0 million of goodwill and identifiable intangible impairment charges, and $3.2 million of employee severance and consolidation costs.

     On June 30, 2003, SBS completed the acquisition of Avvida Systems Inc., based in Waterloo, Ontario, Canada. Avvida specializes in the development of image processing solutions focused on programmable logic, specifically, fully programmable gateway array (FPGA) technology used on high performance video, image and data processing solutions. See our discussion below in the section titled, “Recent Acquisitions”.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use estimates when we account for items such as inventory, allowances for uncollectible accounts, depreciation and amortization periods, goodwill and intangible assets, and income taxes (see Note 1 to the SBS’ consolidated financial statements). These estimates and assumptions are based upon our continuous evaluation of historical results and anticipated future events. Actual results could differ from these estimates under different assumptions or conditions.

     The Securities and Exchange Commission defines critical accounting polices as those that are, in management’s view, most important to the portrayal of SBS’ financial condition and results of operations and those that require significant judgments and estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

•	Revenue Recognition. We recognize revenue from product sales generally upon shipment to customers provided we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Where customer acceptance provisions exist, we generally defer revenue recognition until acceptance by the customer unless we demonstrate the product meets the customer specified criteria upon shipment provided all other revenue recognition criteria were met.

•	Inventory Valuation. We record inventory write-downs based on estimates of obsolescence or unmarketable inventory, taking into account historical usage, forecasted future demand, and general market conditions. Write-downs may also be recorded based on our decision to discontinue the marketing of certain products or product lines. If our forecasts are incorrect, market conditions deteriorate, or we decide to exit other product lines, further inventory write-downs may be required which result in an increase to cost of sales and reduced gross profit. If market conditions or demand are better than expected, we may sell inventories that have been previously written down, resulting in reduced or zero cost of sales and improved gross profit.

•	Allowance for Uncollectible Accounts. We maintain allowances for uncollectible accounts receivable resulting from the failure of our customers to make required payments. Our estimate is based on, among other things, the aging of accounts receivable, historical write-off experience, and the current and projected financial condition of our customers. If we misinterpret the financial condition of our customers or if the financial condition of customers deteriorates, additional allowances for uncollectible accounts may be required, which would increase operating costs and reduce operating profit.

•	Goodwill. In conjunction with the implementation of SFAS 142 as of the beginning of fiscal year 2003, goodwill is no longer amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount which the unit as a whole could be bought or sold in a current transaction between willing parties. We conducted a transitional goodwill impairment test upon adoption of SFAS 142 as of July 1, 2002, and an annual goodwill impairment test as of April 1, 2003. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. We estimate the fair values of our reporting units using discounted cash flow and public company market multiple valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. If that occurs, we are required the complete the second step of the goodwill impairment test to determine whether the unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. If an impairment loss is recognized, the implied fair value of the reporting unit’s goodwill becomes the new cost basis of the unit’s goodwill.

The estimated fair value in our transitional impairment analysis completed in December 2002 for two reporting units was less than each respective unit’s carrying value indicating a potential for impairment at the test dates. Accordingly, we performed the required second step of the goodwill impairment test and compared the implied fair value of each reporting unit’s goodwill to its carrying value. The implied fair value of the goodwill in both reporting units tested in step 2, which was finalized during the quarter ended June 30, 2003, was less than the carrying value. This resulted in a transitional impairment charge of approximately $6,058,000, net of tax, which is reflected as a cumulative effect of change in accounting principle in SBS’ consolidated financial statements.

The estimated fair value of goodwill in the annual test on April 1, 2003 was determined to be in excess of its carrying value, indicating the underlying goodwill was not impaired at that date. We plan to conduct our annual impairment test as of April 1 of each fiscal year, when our budgets and operating plans for the forthcoming year are finalized. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present.

•	Long-Lived and Intangible Assets. We evaluate the carrying value of long-lived and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry or economic downturn, a significant decline in SBS’ market value, or significant reductions in projected future cash flows. An asset is considered to be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the asset. Once an asset is deemed impaired, a charge to expense is recognized to the extent that the carrying amount of the asset exceeds fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Estimates of future cash flows require significant judgment, and any change in these estimates may result in additional impairment charges and reduced operating profits.

•	Income Taxes. Our estimate of current and deferred income taxes reflects our assessment of current and future taxes to be paid or received on items reflected in the financial statements, giving consideration to the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Estimates of current income taxes include estimates for general business credits, benefits from U.S. sales to foreign jurisdictions, and benefits from the utilization of foreign tax credits. Actual income taxes may vary from our estimates due to future changes in tax laws or because of a review of our tax returns by taxing authorities, which may result in an increase or decrease to income tax expense. We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is determined not to be more likely than not, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of June 30, 2003, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover the deferred tax assets, our tax provision would increase in the period we determine that recovery is no longer more likely than not.

Recent Acquisitions

     SBS completed the acquisitions described below during the fiscal years ended June 30, 2003 and 2002. The acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired companies have been combined with SBS’ since the respective dates of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values with goodwill, if any, representing the excess of the purchase price over the fair value of the net assets acquired.

     On June 30, 2003, SBS acquired 100 percent of the outstanding common stock of Avvida Holdings Corp. and its wholly-owned subsidiary, Avvida Systems Inc. (Avvida), located in Waterloo, Canada. Avvida provides image processing solutions to customers serving a wide variety of applications. Avvida’s focus is emerging programmable logic, including fully programmable gateway array (FPGA) technology utilized in high performance video, image and data processing solutions. We plan to incorporate FPGA technology into existing and future products across all SBS product lines.

     The aggregate purchase price of $6.2 million, including acquisition costs of $0.6 million, was paid in cash and shares of SBS common stock valued at $3,574,020. The value of the 386,940 shares of SBS common stock was determined based on the average market price of SBS’ common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. In conjunction with the purchase price allocation, the estimated fair value of identifiable intangible assets, specifically a core technology asset valued at $970,000 and a covenant not-to-compete valued at $1.2 million, was based on an assessment of their fair value determined by management, and goodwill of approximately $3.5 million was recorded which is not deductible for tax purposes. The identifiable intangible assets will be amortized over a period of 5 years based on the estimated economic useful life of the core technology asset and the contractual period of the covenant.

     The following unaudited pro forma consolidated results of operations for the fiscal year ended June 30, 2003 have been prepared as if the acquisition of Avvida had occurred on July 1, 2002. Accordingly, the weighted average shares used in the pro forma per share data were increased to reflect the shares issued in the acquisition. Pro forma results of operations for 2002 are not presented as Avvida’s results of operations in fiscal 2002 were not material to SBS’ consolidated results of operations.

Thousands (except per share amounts)

Sales	$116,178

Income before cumulative effect of change in accounting principle	$207
Cumulative effect of change in accounting principle	(6,058)

Net loss	$(5,851)

Per share — assuming dilution:
Income before cumulative effect of change in accounting principle	$0.01
Cumulative effect of change in accounting principle	(0.40)

Net loss	$(0.39)

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated on July 1, 2002, nor is it intended to be a projection of future results.

     On March 4, 2002, SBS completed the acquisition of certain assets and assumed certain liabilities of Essential Communications, a division of publicly held Intrusion, Inc., for approximately $1.0 million in cash. Founded in 1992, Essential develops and delivers early stage InfiniBand products. SBS utilizes Essential’s InfiniBand product expertise and industry relationships to build on its current InfiniBand efforts in the enterprise server and storage markets. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. In conjunction with the purchase price allocation, SBS recorded approximately $364,000 of identifiable intangibles, principally core-technology assets, which are being amortized over a two-year period. No goodwill was recorded.

Results of Operation

     The following table sets forth for the periods indicated certain operating data, including balances as a percentage of sales:

(dollars in thousands)	Years ended June 30

	2003	%	2002	%	2001	%

Sales	$115,521	100.0	$118,856	100.0	$187,180	100.0
Cost of sales	58,002	50.2	76,228	64.1	98,615	52.7

Gross profit	57,519	49.8	42,628	35.9	88,565	47.3

Selling, general and administrative expense	33,608	29.1	38,817	32.7	33,031	17.6
Research and development expense	18,077	15.6	18,461	15.5	20,054	10.7
Employee severance and consolidation costs	1,729	1.5	3,232	2.7	—
Impairment of intangible assets	—		13,005	10.9	—
Goodwill amortization	—		4,523	3.8	4,720	2.5
Amortization of intangible assets	1,940	1.7	3,002	2.5	3,024	1.6

Operating income (loss)	2,165	1.9	(38,412)	(32.3)	27,736	14.8
Interest and other income, net	454	0.4	646	0.5	410	0.2
Interest expense	(20)	—	(15)	—	(1,071)	(0.6)
Foreign exchange losses	(207)	(0.2)	(29)	—	(200)	(0.1)

Income (loss) before income taxes	2,392	2.1	(37,810)	(31.8)	26,875	14.4
Income tax expense (benefit)	784	0.7	(13,450)	(11.3)	9,691	5.2

Income (loss) before cumulative effect of change in accounting principle	1,608	1.4	(24,360)	(20.5)	17,184	9.2
Cumulative effect of change in accounting principle	(6,058)	(5.2)	—		—

Net income (loss)	(4,450)	(3.8)	(24,360)	(20.5)	17,184	9.2

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002
(References to fiscal 2003 and fiscal 2002 relate to the fiscal years ended on June 30)

     Sales. For the year ended June 30, 2003, sales decreased 3%, or $3.4 million, from $118.9 million for the year ended June 30, 2002, to $115.5 million. Sales for the Communications and Enterprise Group were down 31%, or $11.2 million, from $36.6 million in fiscal 2002, to $25.4 million as we continue to experience the effects of economic and market conditions negatively impacting our telecommunications infrastructure customers. Sales for the Commercial and Government Group increased 10%, or $7.9 million, to $90.2 million for the year ended June 30, 2003, from sales for the comparable period in fiscal 2002 of $82.3 million. One of our greatest challenges is a market that is still not demonstrating growth. We have seen some signs of economic recovery in our lead generation and quoting activity, but the timing and scale of the effects on our business of these early indicators are, at this point, unpredictable. We believe that both the commercial and communications markets bottomed during fiscal year 2003. Both markets remain very competitive, but we will continue to invest in our business development team and in focused R&D so that we can increase our market share. In the government market, we believe that opportunities for new systems and applications will continue. We believe that our product portfolio is competitive, and that SBS will benefit from those opportunities. We are aggressive in our development activities, and we believe that there will be growth in this market, which should contribute to total company sales growth in fiscal year 2004. However, should the U.S. defense budget be reviewed in light of the growth in the federal budget deficit or for other reasons, U.S. procurement spending may be affected.

     Gross Profit. For the year ended June 30, 2003, gross profit increased 35%, or $14.9 million, from $42.6 million for the year ended June 30, 2002, to $57.5 million. The increase in gross profit was primarily due to significant inventory write-downs and other charges recorded in fiscal 2002. In fiscal 2002, we recorded $15.1 million of inventory write-downs and $185,000 of expenditures associated with our manufacturing consolidation and cost reduction efforts. The write-downs consisted of inventory associated with programs that were not anticipated to come back to their previous forecasts, inventory associated with our decision to exit the legacy PCI chassis product line, inventory associated with products that we will no longer market, and reduced demand for certain Communications and Enterprise Group products. Additionally, the implementation of a new inventory management methodology associated with the consolidation of our manufacturing operations, contributed to the inventory write-down in fiscal 2002. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. For these reasons, gross profit as a percent of sales for fiscal 2003 improved to 49.8% compared with 35.9% for fiscal 2002 (48.7% excluding the $15.3 million of charges noted above). During the year ended June 30, 2003, we sold approximately $1.0 million of inventory that had been previously written down to zero cost, increasing gross margin as a percentage of sales by 0.9%. Based on management’s sales projections for fiscal 2004, gross profit as a percentage of sales is expected to be similar to the percentage experienced in the year ended June 30, 2003; however, actual results may vary.

     Selling, General and Administrative Expense. For the year ended June 30, 2003, selling, general and administrative (SG&A) expense decreased 13.4%, or $5.2 million from $38.8 million for the year ended June 30, 2002, to $33.6 million. This decrease was primarily due to the benefits realized from the implementation of cost reduction efforts which began during fiscal 2002 and continued in fiscal 2003. SG&A expense as a percentage of sales decreased to 29.1% in the year ended June 30, 2003 from 32.7% in the year ended June 30, 2002, primarily as a result of the cost reduction efforts, partially offset by reduced sales levels.

     Research and Development Expense. For the year ended June 30, 2003, research and development (R&D) expense decreased 2.1%, or $384,000 from $18.5 million for the year ended June 30, 2002, to $18.1 million. This decrease was primarily due to the cost reduction efforts implemented in both fiscal 2003 and fiscal 2002, partially offset by the addition of research and development employees resulting from the acquisition of the assets of Essential Communications completed in March 2002. For the year ended June 30, 2003, R&D expense as a percentage of sales remained consistent at 15.6% compared with 15.5% in the year ended June 30, 2002.

     Employee Severance and Consolidation Costs. For the year ended June 30, 2003, we recorded employee severance and consolidation costs of $1.7 million, which include the following:

•	a charge for the impairment of leasehold improvements of approximately $841,000 recorded in the fourth quarter;

On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. This consolidation was completed in August, 2003. In addition, the results for the quarter ending September 30, 2003, will include charges associated with the closure of the Carlsbad, California facility, which we estimate will range from $1.1 million to $1.6 million.

•	employee severance and related costs of approximately $702,000; and

Due to the economic and market conditions facing our Communications and Enterprise Group, on July 22, 2002, we notified 19 full and part-time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, we notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. We also incurred severance costs for 12 other employees who were notified that their jobs had been eliminated. As a result of these actions, we incurred $412,000 of employee severance costs, of which there were no costs remaining to be paid as of June 30, 2003.

As a result of the June 2003 announcement of the closure of our Carlsbad, California facility, we recorded severance and related costs of approximately $290,000, due primarily to the planned reduction of the workforce in August 2003. Of this amount, approximately $224,000 was accrued at June 30, 2003 and we expect to pay substantially all of these costs during the quarter ending September 30, 2003. The results for the quarter ending September 30, 2003 will include the remainder of the severance and related costs associated with the closure of the Carlsbad, California facility, which we estimate will be approximately $400,000.

•	lease termination costs of approximately $186,000, as a result of our decision to exit certain locations.

     These costs compare with total employee severance and related costs of approximately $3.2 million incurred during fiscal 2002, as a result of other actions taken by management in response to unfavorable economic and market conditions.

     Impairment of Intangible Assets. We recorded no intangible asset impairment charges in fiscal 2003, compared to impairment charges of $13.0 million recorded in fiscal 2002. For the year ended June 30, 2002, $2.7 million of the $13.0 million asset impairment charge represented the write-off of the remaining goodwill recorded in connection with the acquisition of SBS Technologies, Inc., Industrial Computers (formerly Micro Alliance) in November 1997. This write-off was the result of SBS’ decision in the quarter ended December 31, 2001 to exit the PCI chassis business. The remaining $10.3 million represented the write-down of goodwill and other identifiable intangible assets associated with the acquisition of SDL in April of 2000. The write-down, which occurred in the fourth quarter of fiscal 2002, was based on SBS’ projection of undiscounted future operating cash flows. This evaluation indicated that these cash flows were not sufficient to recover the carrying amounts of the goodwill and other identifiable intangible assets. As a result, the impairment charge was recorded to the extent that the carrying value exceeded fair value of the assets. The evaluation was performed as a result of continued order cancellations and a continued decline in sales and bookings in the fourth quarter of fiscal 2002.

     Amortization of Goodwill. There was no goodwill amortization expense in fiscal 2003, whereas goodwill amortization amounted to approximately $4.5 million for the year ended June 30, 2002. Effective July 1, 2002, we adopted SFAS 142 and no longer amortize goodwill. As of the date of adoption, we had unamortized goodwill of approximately $20.5 million, subject to the transition provisions of SFAS 142. Included in the determination of net loss in fiscal 2003 is a transitional goodwill impairment charge of $9.5 million ($6.1 million net of income taxes), which is reported as a cumulative effect of change in accounting principle, as a result of the Company’s adoption of SFAS 142. We completed step 1 of our transitional impairment analysis during the quarter ended December 31, 2002 and noted an indication of potential impairment for two reporting units. Accordingly, we completed step 2 of the required transitional impairment analysis during the fourth quarter of fiscal 2003 and determined that the carrying values of goodwill of the Communications and Enterprise reporting unit and the Commercial reporting unit (component of the Commercial and Government Group segment) were in excess of their implied fair value as of July 1, 2002. We completed our annual goodwill impairment test for fiscal 2003 as of April 1, 2003 and found no indication of impairment.

     Amortization of Intangible Assets. For the year ended June 30, 2003, amortization of intangible assets was $1.9 million, compared to $3.0 million for the same period of fiscal 2002. The decrease was primarily due to the intangible asset impairment charges recorded during fiscal 2002 discussed previously.

     Interest and Other Income, Net. For the year ended June 30, 2003, net interest and other income of $454,000 consisted primarily of interest income associated with surplus cash. For the year ended June 30, 2002, net interest and other income of $646,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash, partially offset by a $323,000 charge related to an other-than-temporary decline in our investment in a software company.

     Foreign Exchange Losses. For the year ended June 30, 2003, net foreign exchange losses of $207,000 were principally attributable to changes in exchange rates relating to payments made by SBS to a foreign subsidiary for marketing and other corporate costs borne by the foreign subsidiary. For fiscal 2002, net foreign exchange losses were not significant.

     Income Tax Expense (Benefit). For the years ended June 30, 2003 and 2002, income tax expense (benefit) from continuing operations (excluding taxes allocated to the cumulative effect of the change in accounting principle of $3.4 million) represented effective rates of 32.8% and (35.6)%, respectively. The change in the effective income tax rate was due to the impact of a shift in the mix of pre-tax income from domestic and foreign sources coupled with benefits realized from tax planning strategies in excess of previous estimates. We recorded a tax benefit related to the net loss in fiscal 2002 due to our ability to realize the benefit through a tax loss carry back to prior periods.

     Earnings Per Share. For the year ended June 30, 2003, income per common share and income per common share — assuming dilution, before the cumulative effect of the change in accounting principle, was $0.11 compared to a loss per common share and a loss per common share — assuming dilution, before the cumulative effect of the change in accounting principle, of $(1.67) for the same period in fiscal 2002. The per share impact of the transitional impairment charge as a result of the Company’s adoption of SFAS 142, reported as a cumulative effect of change in accounting principle in fiscal 2003, was a loss per common share and a loss per common share — assuming dilution of $(0.41). For the year ended June 30, 2003, net loss per common share and net loss per common share — assuming dilution were $(0.30) compared to $(1.67) for the same period in fiscal 2002.

Review of Business Segments

     We operate internationally through two operating segments: the Communications and Enterprise Group, and the Commercial and Government Group. The Commercial and Government Group consists of SBS Government, SBS Commercial, KG, ortec and SBS Canada, aligning similar technologies and selling channels. The Communications and Enterprise Group consists of SBS Communications. These segments are based on the markets we serve and the products we provide to those markets. Each segment has its own sales and distribution channels and a manager who reports directly to the President and Chief Operating Officer. The Commercial and Government Group’s primary focus is to serve customers in the medical, semiconductor, aerospace, defense and other commercial markets. The Communications and Enterprise Group serves major telecommunications OEM’s and OEM’s that manufacture and distribute business-computing equipment.

     The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. In the measure of segment profit (loss) (“Segment Profit (Loss)”), we do not allocate the following to these segments:

•	substantially all amortization expense associated with acquisitions,
•	intangible asset impairment charges,
•	substantially all interest income earned on cash balances, and
•	corporate overhead costs, excluding corporate marketing costs.

Communications and Enterprise Group

	Sales to External	Segment
	Customers	Loss

Fiscal 2003	$25.4 million	$ (4.2) million
Fiscal 2002	$36.6 million	$(14.4) million

     For the year ended June 30, 2003, Communications and Enterprise Group sales to external customers decreased 30.7%, or $11.2 million compared to the same period of fiscal 2002. This decrease was due principally to the economic and market conditions negatively affecting this Group. We continue to experience the effects of reduced booking activities compared to prior periods, and delays of existing backlog orders and prior order cancellations by our telecommunications infrastructure customers.

     For the year ended June 30, 2003, the reduction in the Group’s segment loss was primarily due to significant inventory write-downs recorded in fiscal 2002, coupled with lower sales and gross profit, offset partially by reduced R&D expenses in fiscal 2003 compared with fiscal 2002. Total inventory write-downs of $11.7 million recorded in fiscal 2002 were associated with programs that were not anticipated to come back to their previous forecasts and with our decision to exit our legacy PCI chassis product line. In fiscal 2003, we recorded employee severance and consolidation costs due to the cost reduction efforts implemented in response to the economic and market conditions negatively affecting the Group and the announcement, on June 12, 2003, of the closure of our Carlsbad, California facility and the consolidation of its manufacturing operations into our St. Paul, Minnesota facility, which we completed in August, 2003. For these reasons, for the year ended June 30, 2003, segment loss as a percent of sales to external customers improved from (39.3)% for the year ended June 30, 2002 to (16.7)%. The results for the quarter ending September 30, 2003 will include the balance of the costs associated with the closure of the Carlsbad, California facility, estimated to be between $1.5 million and $2.0 million.

Commercial and Government Group

	Sales to External	Segment
	Customers	Profit

Fiscal 2003	$90.2 million	$19.4 million
Fiscal 2002	$82.3 million	$11.7 million

     For the year ended June 30, 2003, Commercial and Government Group sales to external customers increased 9.6%, or approximately $7.9 million compared to the same period of fiscal 2002. Unit shipments in fiscal 2003 increased for the Group’s computer processor products, and decreased slightly from fiscal 2002 levels for general purpose input/output products, computer connectivity and expansion products, and avionics and telemetry products. We believe the uncertainty caused by the military activity in the Middle East during the quarter ended March 31, 2003 adversely affected the placement of some customer orders.

     For the year ended June 30, 2003, the increase in segment profit was primarily due to the increase in sales combined with a change in sales mix to products with higher gross margins and decreases in SG&A expenses as a result of the cost reduction efforts implemented during fiscal 2003 and 2002. In addition, there were significant inventory write-downs recorded in fiscal 2002. In fiscal 2002, a $3.4 million inventory write-down and $185,000 of expenditures associated with our manufacturing consolidation and cost reduction efforts were recorded. The inventory write-down in fiscal 2002 consisted of inventory associated with products that will no longer be marketed and excess component parts based on the implementation of the new inventory management methodology associated with the consolidation of our manufacturing operations. This was partially offset by increased R&D expenses in fiscal 2003 compared with fiscal 2002 resulting from the Essential Communications asset acquisition in March 2002. For the same reasons, for the year ended June 30, 2003, segment profit as a percent of sales to external customers improved to 21.6% in fiscal 2003 from 14.2% for the same period of fiscal 2002.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001
(References to fiscal 2002 and fiscal 2001 relate to the fiscal years ended on June 30)

     Sales. In fiscal 2002, sales decreased 36.5%, or $68.3 million, from $187.2 million in fiscal 2001, to $118.9 million. Unit shipments declined within the Communications and Enterprise Group, primarily due to depressed market and economic conditions, customer order cancellations, and delays of shipment dates by several of the Group’s telecommunications infrastructure customers. Unit shipments of the Commercial and Government Group’s avionics, telemetry and computer processor products increased. Unit shipments of the Group’s general purpose I/O products and computer connectivity and expansion unit products declined, due to unfavorable economic and market conditions and delays of shipment dates by several customers.

     Gross Profit. In fiscal 2002, gross profit decreased 51.9%, or $46.0 million, from $88.6 million in fiscal 2001, to $42.6 million. This decrease was primarily due to the decrease in sales combined with $0.2 million of expenditures associated with SBS’ manufacturing consolidation and cost reduction efforts, a $12.4 million inventory write-down recorded during the second quarter of fiscal 2002, and a $2.7 million inventory write-down recorded during the fourth quarter of fiscal 2002. The second quarter write-down consisted of inventory associated with programs that are not anticipated to come back to their previous forecasts, inventory associated with SBS’ decision to exit our legacy PCI chassis product line, and inventory associated with SBS products that will no longer be marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS’ manufacturing operations contributed to the inventory write-down. The consolidation efforts included a reduction in the number of material handling employees and inventory specialists, a reduction in the amount of floor space for the storage of inventory, and the adoption of a purchasing methodology based on projected component part demand to achieve manufacturing and material handling efficiencies. This new methodology calculates the maximum level of inventory to be maintained by comparing historical usage over a fixed period of time to forecasted future demand. The consolidation efforts and new inventory methodology resulted in a reduction in required inventory levels. The fourth quarter write-down was primarily due to reduced demand for certain Communications and Enterprise Group products. As of June 30, 2002, approximately $0.7 million of inventory previously written down had been utilized. Excluding the $15.3 million of charges noted above, for fiscal 2002, gross profit as a percentage of sales would have been 48.7%, compared to 47.3% for fiscal 2001.

     Selling, General and Administrative Expense. In fiscal 2002, selling, general and administrative expense increased 17.5%, or $5.8 million from $33.0 million in fiscal 2001, to $38.8 million. This increase was primarily due to an increase in SBS’ sales personnel associated with the realignment of our business, additional corporate personnel, increases in executive compensation, relocation expenses for recently hired employees, additional information technology department personnel, depreciation and consulting expenses associated with the implementation of SBS’ customer relationship management system, additional reserves for accounts receivable due to collection issues, and costs associated with the termination of SBS’ proposed acquisition of Interactive Circuit Systems (“ICS”) in the quarter ended December 31, 2001. This increase, combined with the decrease in sales, resulted in an increase in SG&A expense as a percentage of sales to 32.7% in fiscal 2002 from 17.6% in fiscal 2001.

     Research and Development Expense. In fiscal 2002, research and development expense decreased by 7.9%, or $1.6 million, from $20.1 million in fiscal 2001, to $18.5 million, primarily due to cost reductions in the Communications and Enterprise Group, resulting from depressed business conditions. In fiscal 2002, research and development expense as a percentage of sales increased to 15.5% from 10.7% in fiscal 2001, primarily due to the decrease in sales volume. In July 2002, the Communications and Enterprise Group’s Madison, Wisconsin facility was closed, resulting in the termination of 7 full-time employees and 11 part-time employees.

     Employee Severance and Consolidation Costs. In fiscal 2002, SBS recorded employee severance and related costs as follows:

•	On April 28, 2002, SBS announced the resignation of the Chairman of the Board and Chief Executive Officer, Grahame E. Rance. During the quarter ended June 30, 2002, SBS recorded approximately $2.0 million of severance and other costs related to the Separation Agreement between SBS and Mr. Rance.

•	During the year ended June 30, 2002, because of unfavorable economic and market conditions, facility consolidation actions, and the decision to exit the legacy PCI Chassis product line, SBS reduced its employee base, resulting in elimination of 159 positions in manufacturing, R&D, administration, and sales and marketing. On August 14, 2001, SBS notified 58 employees that their positions would be eliminated by the end of September 2001. On December 26, 2001, the SBS Board of Directors approved additional reductions, to be completed through March 31, 2002, and SBS notified 54 employees that their jobs would be eliminated. On May 21, 2002, SBS announced further reductions, which were effective immediately, and notified 47 employees that their jobs had been eliminated. As a result, for the year ended June 30, 2002, we recorded employee severance and other termination charges of approximately $1,253,000. As of June 30, 2002, cash payments of $963,000 were made, $21,000 of the original charge was reversed as a result of the decision not to terminate certain originally notified employees, and $269,000 was paid prior to December 31, 2002.

     Impairment of Intangible Assets. For fiscal 2002, $2.7 million of the $13.0 million asset impairment charge represented the write-off of the remaining goodwill recorded in connection with the acquisition of Industrial Computers (formerly Micro Alliance) in November 1997. This write-off was the result of SBS’ decision in the quarter ended December 31, 2001 to exit the PCI chassis business. The remaining $10.3 million represented the write-down of goodwill and other identifiable intangible assets associated with the acquisition of SDL in April of 2000. The write-down, which occurred in the fourth quarter, was based on SBS’ projection of undiscounted future operating cash flows. This evaluation indicated that these cash flows were not sufficient to recover the carrying amounts of the goodwill and other identifiable intangible assets. As a result, the impairment charge was recorded to the extent that the carrying value exceeded fair value of the assets. The evaluation was performed as a result of continued order cancellations and a continued decline in sales and bookings in the fourth quarter.

     Interest and Other Income, Net. In fiscal 2002, net interest and other income of $646,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash, partially offset by the fiscal 2002 second quarter $323,000 write-down related to the other-than-temporary decline in the fair value of SBS’ investment in an unrelated software company. In fiscal 2001, interest income of $410,000 consisted primarily of interest associated with SBS’ surplus cash.

     Income Taxes. For fiscal 2002 and fiscal 2001, income taxes represented effective income tax rates of 35.6% and 36.1%, respectively. A tax benefit related to the loss from operations was recorded in fiscal 2002 primarily due to SBS’ ability to realize the benefit through tax loss carrybacks to prior periods.

     Earnings per Share. For fiscal 2002, net loss per common share was $(1.67) compared to net income per share of $1.23 for fiscal 2001. For fiscal 2002, net loss per common share — assuming dilution was $(1.67) compared to net income per common share — assuming dilution of $1.14 for fiscal 2001.

Review of Business Segments

     SBS operates internationally through two operating segments: the Communications and Enterprise Group, and the Commercial and Government Group. These segments are based on the markets we serve and the products we provide to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer.

     The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. In the measure of segment profit or loss, SBS does not allocate to segments: substantially all of the amortization expense associated with acquisitions; asset impairment charges; substantially all interest income earned on cash balances; interest expense associated with SBS borrowing facilities; acquired in-process research and development charges; and corporate overhead costs, excluding sales and marketing costs.

Communications and Enterprise Group

	Sales to External	Segment Profit
	Customers	(Loss)

Fiscal 2002	$36.6 million	$(14.4) million
Fiscal 2001	$92.0 million	$22.1 million

     Communications and Enterprise Group sales to external customers in fiscal 2002 decreased 60.2%, or $55.4 million, from $92.0 million in fiscal 2001, to $36.6 million. This decrease was primarily due to depressed market and economic conditions, customer order cancellations and delays of shipment dates by several of the Group’s telecommunications infrastructure customers.

     For fiscal 2002, Communications and Enterprise Group segment loss was $(14.4) million, compared to segment profit of $22.1 million for fiscal 2001. This decrease was primarily due to the decrease in sales, severance and other employee termination costs, reserves for accounts receivable, a second quarter $9.0 million inventory write-down and a fourth quarter $2.7 million inventory write-down. The second quarter inventory write-down was associated with programs that were not anticipated to come back to their previous forecasts and with SBS’ decision to exit our legacy PCI chassis product line. The fourth quarter inventory write-down was due to additional order cancellations and the continued decline in sales and bookings. This decrease was partially offset by a reduction in R&D expenditures resulting from depressed business conditions. In July 2002, SBS closed the Group’s Madison, Wisconsin facility, resulting in the termination of 7 full-time employees and 11 part-time employees.

Commercial and Government Group

	Sales to External	Segment
	Customers	Profit

Fiscal 2002	$82.3 million	$11.7 million
Fiscal 2001	$95.2 million	$21.4 million

     Commercial and Government Group sales to external customers in fiscal 2002 decreased 13.5%, or $12.9 million from $95.2 million in fiscal 2001, to $82.3 million. Sales of the Group’s general purpose I/O products and computer connectivity and expansion unit products decreased 33.0%, primarily as a result of unfavorable economic and market conditions and several customer delays of shipment dates. Unit shipments of the Group’s computer processor products increased 6.2%, primarily due to the focus on high volume production business in the quarter ended September 30, 2001, and an increase in shipments to a customer in the quarter ended June 30, 2002, partially offset by weak demand in the quarters ended December 31, 2001 and March 31, 2002. Unit shipments of the Group’s avionics and telemetry products increased 3.0%, primarily due to the release of the conduction-cooled PMC design, an increase in sales of the PMC2 board, and an increase in sales of integrated products.

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

Comparison of Condensed
Consolidated Statements of Cash Flows

	Years ended June 30,

	2003	2002	2001

	Thousands
Cash Flow Provided By (Used In)
Operating activities	$16,832	20,571	17,286
Financing activities	(4,390)	(4,359)	(6,553)
Investing activities	(456)	(1,433)	(4,513)
Net Effects on Cash from:
Exchange rates	333	298	(81)
Cumulative effect of change in accounting principle	$6,058	—	—

     Cash totaled $37.1 million at June 30, 2003, an increase of $12.3 million from June 30, 2002. Net cash provided by operating activities was $16.8 million and proceeds from the exercise of stock options totaled $13,000. Operating cash inflows during fiscal 2003 include income tax refunds of approximately $4.3 million as a result of the net operating loss carryback of the tax loss generated in fiscal 2002 to prior tax years. These cash inflows were offset by $2.6 million used for the acquisition of Avvida, $325,000 used for the purchase of license agreements, $1.4 million used for the purchase of capital equipment, $148,000 used to pay off notes payable assumed in the acquisition of Avvida, and $321,000 used to repurchase 46,000 shares of SBS common stock pursuant to a repurchase plan initially adopted for a one year period by the Board of Directors on September 14, 2001 and extended until September 13, 2003. That plan allowed for the repurchase of up to 1,000,000 shares of SBS Common Stock at an aggregate cost not to exceed $8,000,000. During the year ended June 30, 2003, the increase in accounts receivable used operating cash of $288,000 prior to foreign currency translation adjustments of $257,000, and the decrease in inventory provided cash for operations of $1.6 million, prior to foreign currency translation adjustments of $600,000, due to continued efforts to reduce inventory quantities. Liabilities, which increased by $0.5 million in fiscal 2003 principally due to liabilities assumed in the acquisition of SBS Canada, remain consistent with our current level of business.

     On September 20, 2002, the Company canceled its amended $30.0 million Credit Agreement (“Agreement”) with Bank of America, N.A. At no time during fiscal year 2003 were any borrowings drawn on the Agreement. Management does not believe, as of the date of this report and based upon management’s assessment of future cash needs and sources of cash, that our liquidity needs require us to maintain a credit facility at this time.

     Management believes that our internally generated funds will be sufficient to finance SBS’ current operations and capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible that SBS could require external financing in the future, and that such financing may not be available on terms acceptable to SBS or at all.

     As of the date of this report, SBS does not have any material capital expenditure commitments. As of June 30, 2003, SBS is committed to pay approximately $625,000 of severance and related costs to employees in connection with the closure of the Company’s Carlsbad, California facility (of which $224,000 is accrued). Substantially all of these amounts will be paid during the quarter ending September 30, 2003 (see “Employee Severance and Consolidation Costs” above).

     SBS is committed under non-cancelable operating leases that expire at various dates through fiscal 2008. The following is a five-year schedule of future minimum lease payments:

	Buildings	Equipment
Year ending	Lease Payments	Lease Payments	Total

	(dollars in thousands)
June 30, 2004	$3,165	$186	$3,351
June 30, 2005	2,902	109	3,011
June 30, 2006	1,344	47	1,391
June 30, 2007	394	30	424
June 30, 2008	207	—	207

	$8,012	$372	$8,384

     For the periods ended June 30, 2003, 2002 and 2001, there was no significant impact from inflation.

Business Outlook

     Consistent with our press release dated August 12, 2003, one of our greatest challenges is a market that is still not demonstrating growth. We have seen some signs of economic recovery in our lead generation and quoting activity, but the timing and scale of the effects on our business of these early indicators are, at this point, unpredictable. We believe that both the commercial and communications markets bottomed during fiscal year 2003. Both markets remain very competitive, but we will continue to invest in our business development team and in focused R&D so that we can increase our market share. In the government market, we believe that opportunities for new systems and applications will continue. We believe that our product portfolio is competitive, and that SBS will benefit from those opportunities. We are aggressive in our development activities, and we believe that there will be growth in this market, which should contribute to total company sales growth in fiscal year 2004. However, should the U.S. defense budget be reviewed in light of the growth in the federal budget deficit or for other reasons, U.S. procurement spending may be affected.

     At this time, we expect sales for the quarter ending September 30, 2003 to be similar to the sales of $29.5 million reported for the quarter ended June 30, 2003. In addition, the results for the quarter ending September 30, 2003, will include the balance of costs associated with the closure of the Carlsbad, California facility, estimated to be between $1.5 million and $2.0 million. For the longer term, we believe we have the right strategy and we reaffirm our commitment to growth and earnings improvement.

     Management expects that corporate representatives of SBS will meet privately during the year with investors, investment analysts, the media and others, and may reiterate the Business Outlook published in this Form 10-K. At the same time, this Form 10-K and the included Business Outlook will remain publicly available on our Web site (www.sbs.com). Unless a notice stating otherwise is published, the public can continue to rely on the Business Outlook published on the Web site as representing our current expectations on matters covered.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s liquid investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, we believe that the market risk related to these investments is minimal.

     As a result of the Company’s German and Canadian operating and financing activities, we are exposed to market risk from changes in foreign currency exchange rates. As of June 30, 2003, we have no plans to enter into foreign exchange forward contracts to reduce exposure to changes in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors
SBS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002.

KPMG LLP

Albuquerque, New Mexico
August 11, 2003

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Thousands (except share amounts)

	June 30,	June 30,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$37,130	24,811
Receivables, net	23,164	22,619
Inventories	16,816	18,428
Income tax receivable	4,830	4,584
Deferred income taxes	1,629	9,446
Prepaid expenses	1,661	1,226
Other current assets	431	165

Total current assets	85,661	81,279

Property and equipment, net	8,462	11,507
Goodwill, net	16,124	20,468
Intangible assets, net	6,906	6,284
Deferred income taxes	11,086	5,703
Other assets	371	407

Total assets	$128,610	125,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,990	4,528
Accrued representative commissions	688	518
Accrued compensation	4,819	4,170
Other current liabilities	2,977	2,759

Total current liabilities	12,474	11,975
Other long-term liabilities	29	27

Total liabilities	12,503	12,002

Commitments and contingencies (notes 8, 12, 14, 18 and 19)
Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized; 14,989,248 and 14,628,709 issued and outstanding at June 30, 2003 and 2002, respectively	89,916	86,338
Unearned compensation	(37)	—
Accumulated other comprehensive income (loss)	257	(3,113)
Retained earnings	25,971	30,421

Total stockholders’ equity	116,107	113,646

Total liabilities and stockholders’ equity	$128,610	125,648

See accompanying notes to consolidated financial statements

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Thousands (except per share amounts)

	Years Ended June 30,

	2003	2002	2001

Sales	$115,521	118,856	187,180
Cost of sales	58,002	76,228	98,615

Gross profit	57,519	42,628	88,565
Selling, general and administrative expense	33,608	38,817	33,031
Research and development expense	18,077	18,461	20,054
Employee severance and consolidation costs	1,729	3,232	—
Impairment of intangible assets	—	13,005	—
Amortization of goodwill	—	4,523	4,720
Amortization of intangible assets	1,940	3,002	3,024

Operating income (loss)	2,165	(38,412)	27,736

Interest and other income, net	454	646	410
Interest expense	(20)	(15)	(1,071)
Foreign exchange losses	(207)	(29)	(200)

	227	602	(861)

Income (loss) before income taxes and cumulative effect of change in accounting principle	2,392	(37,810)	26,875
Income tax expense (benefit)	784	(13,450)	9,691

Income (loss) before cumulative effect of change in accounting principle	1,608	(24,360)	17,184
Cumulative effect of change in accounting principle (net of income tax benefit of $3,412)	(6,058)	—	—

Net income (loss)	$(4,450)	(24,360)	17,184

Earnings per share data:
Net income (loss) per share:
Income (loss) before cumulative effect	$0.11	(1.67)	1.23
Cumulative effect of change in accounting principle	(0.41)	—	—

Net income (loss)	$(0.30)	(1.67)	1.23

Net income (loss) per share — assuming dilution:
Income (loss) before cumulative effect	$0.11	(1.67)	1.14
Cumulative effect of change in accounting principle	(0.41)	—	—

Net income (loss)	$(0.30)	(1.67)	1.14

See accompanying notes to consolidated financial statements

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended June 30, 2003, 2002 and 2001
Thousands (except share amounts)

				Accumulated
				other		Total	Compre-
	Common stock		Unearned	compre-		stock-	hensive
			Compen-	hensive	Retained	holders'	income
	Shares	Amount	sation	income (loss)	earnings	equity	(loss)

Balances at June 30, 2000	13,302,144	$65,385	$—	$(3,967)	$37,597	$99,015

Exercise of stock options	1,180,010	12,987	—	—	—	12,987
Stock-based compensation	—	28	28	—	—	56
Restricted stock awards issued to directors	39,926	611	(506)	—	—	105
Income tax benefit from stock options exercised	—	6,465	—	—	—	6,465
Net income	—	—	—	—	17,184	17,184	$17,184
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	(2,016)	—	(2,016)	(2,016)

Comprehensive income							15,168

Balances at June 30, 2001	14,522,080	85,476	(478)	(5,983)	54,781	133,796

Exercise of stock options	179,129	1,555	—	—	—	1,555
Stock-based compensation	—	45	56	—	—	101
Stock repurchased and retired	(42,500)	(488)	—	—	—	(488)
Cancellation of stock issued to officer under restricted stock awards	(30,000)	(422)	422	—	—	—
Income tax benefit from stock options exercised	—	172	—	—	—	172
Net loss	—	—	—	—	(24,360)	(24,360)	(24,360)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	2,870	—	2,870	2,870

Comprehensive income							(21,490)

Balances at June 30, 2002	14,628,709	86,338	—	(3,113)	30,421	113,646

Exercise of stock options	5,560	13	—	—	—	13
Restricted stock awards issued to directors	14,039	312	(110)	—	—	202
Stock-based compensation	—	—	73	—	—	73
Stock repurchased and retired	(46,000)	(321)	—	—	—	(321)
Acquisition of Avvida Systems, Inc.	386,940	3,574	—	—	—	3,574
Net loss	—	—	—	—	(4,450)	(4,450)	(4,450)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	3,370	—	3,370	3,370

Comprehensive income							$(1,080)

Balances at June 30, 2003	14,989,248	$89,916	(37)	257	25,971	116,107

See accompanying notes to consolidated financial statements

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands

	Years ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	(4,450)	(24,360)	17,184
Cumulative effect of change in accounting principle, net	6,058	—	—

Income (loss) before cumulative effect of change in accounting principle	$1,608	(24,360)	17,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,851	11,311	10,198
Impairment of intangible assets	—	13,005	—
Bad debt expense	458	799	454
Deferred income taxes	6,200	(10,204)	(451)
Income tax benefit of stock options exercised	—	172	6,465
(Gain) loss on disposition of assets	16	(15)	25
Foreign exchange losses	207	29	200
Stock-based compensation, including restricted stock awards issued to directors	275	101	161
Changes in assets and liabilities (net of effects from acquisitions):
Receivables	(288)	4,328	1,157
Inventories	2,212	23,532	(10,602)
Income tax receivable	73	(1,473)	(1,814)
Prepaid expenses and other assets	(614)	2,545	(2,907)
Accounts payable	(667)	659	(2,116)
Accrued representative commissions	153	(324)	168
Accrued compensation	455	(330)	(263)
Other current liabilities	(107)	796	(573)

Net cash provided by operating activities	16,832	20,571	17,286
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(2,643)	(1,033)	—
Acquisition of property and equipment	(1,431)	(3,334)	(6,713)
Purchase of license agreement	(325)	—	(236)
Other	9	8	396

Net cash used by investing activities	(4,390)	(4,359)	(6,553)
Cash flows from financing activities:
Payments on notes payable	(148)	(2,500)	(17,500)
Repurchase and retirement of common stock	(321)	(488)	—
Proceeds from exercise of stock options	13	1,555	12,987

Net cash used by financing activities	(456)	(1,433)	(4,513)
Effect of exchange rate changes on cash	333	298	(81)

Net change in cash and cash equivalents	$12,319	15,077	6,139
Cash and cash equivalents at beginning of period	24,811	9,734	3,595

Cash and cash equivalents at end of period	$37,130	24,811	9,734

			(Continued)

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
Thousands

	Years ended June 30,

	2003	2002	2001

Supplemental disclosure of cash flow information:
Interest paid	$12	15	1,415

Income taxes paid (received)	$(4,256)	(1,991)	5,392

Non-cash financing and investing activities — common stock issued for acquisition	$3,574	—	—

Summary of assets acquired and liabilities assumed through acquisitions
Current assets	$437	603	—
Property and equipment, net	388	417	—
Deferred income taxes	280	224	—
Goodwill	3,496	—	—
Intangible assets	67	—	—
Identifiable intangible assets	2,170	364	—
Current liabilities	(473)	(149)	—
Deferred revenue	—	(426)	—
Notes payable	(148)	—	—

See accompanying notes to consolidated financial statements

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overview

SBS Technologies, Inc. (“SBS” or “the Company”) designs and builds open architecture embedded computer products that enable original equipment manufacturers (“OEM”) to serve the commercial, communications, enterprise and government markets. SBS products are integrated into a variety of applications including communication networking, medical imaging, industrial automation, and military systems. The portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry and fully integrated systems and enclosures. SBS has operations in New Mexico, Minnesota, North Carolina, California, Massachusetts, Canada and Germany.

1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company accounts and transactions have been eliminated.

(b)	Cash Equivalents

Temporary investments with original maturities of ninety days or less are classified as cash equivalents. At June 30, 2003, substantially all cash was held at two financial institutions.

(c)	Inventories

Inventories are valued at standard cost, which approximates the lower of weighted average cost or market.

(d)	Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided for by straight-line and accelerated methods over the estimated useful lives of the assets.

(e)	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144).

In connection with SFAS 142’s transitional goodwill impairment evaluation, the Company performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of July 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of July 1, 2002. To the extent the carrying amount of a reporting unit exceeded fair value, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this second step, the Company would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, “Business Combinations.” The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill. The implied fair value as of July 1, 2002 for two reporting units tested was less than the carrying amount requiring an impairment loss to be recognized.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company plans to conduct its annual impairment test as of April 1 of each fiscal year.

Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 10 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis, generally from 3 to 10 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

(f)	Impairment of Long-Lived Assets

SFAS 144 provides a single accounting model for long-lived assets to be disposed of. SFAS 144 also changed the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 on July 1, 2002.

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and the assets would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

(g)	Revenue Recognition

Revenue from product sales is generally recognized upon shipment to customers provided the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Where customer acceptance provisions exist, the Company generally defers revenue recognition until acceptance by the customer unless the Company demonstrates the product meets the customer specified criteria upon shipment provided all other revenue recognition criteria have been met.

(h)	Income Taxes

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

(i)	Financial Instruments

SBS’ financial instruments are cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable, because of their nature, approximate fair value.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(k)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l)	Stock Based Compensation

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees", and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Substantially all stock-based compensation reflected in reported net income (loss) relates to restricted stock award grants to members of the Company’s Board of Directors, as all employee stock options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the grant date. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Years ended June 30,

Thousands (except per share amounts)	2003	2002	2001

Net income (loss), as reported	(4,450)	(24,360)	17,184
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	167	62	98
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,341)	(4,375)	(8,104)

Pro forma net income (loss)	(7,624)	(28,673)	9,178

Net income (loss) per common share:
As reported	(0.30)	(1.67)	1.23

Pro forma	(0.52)	(1.97)	0.66

Net income (loss) per common share — assuming dilution:
As reported	(0.30)	(1.67)	1.14

Pro forma	(0.52)	(1.97)	0.65

The per share weighted average fair value of stock options, granted at a price equal to the market value of the underlying common stock on the grant date was $4.23, $6.37, and $12.43 during the fiscal years ended June 30, 2003, 2002, and 2001, respectively.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life (years)	2.40	2.95	3.09
Risk free interest rate	2.39%	3.74%	3.97%
Volatility	77.93%	72.08%	72.32%
Dividend yield	—	—	—

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) for the period adjusted for non-owner changes in stockholders’ equity in the consolidated financial statements. Cumulative comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity consists of foreign currency translation adjustments.

(n)	Currency Translation

For foreign operations that prepare financial statements in functional currencies other than the U.S. dollar, the Company translates the assets and liabilities at the exchange rates in effect at the end of the period and the statement of operations balances using average exchange rates from throughout the period. Cumulative translation adjustments are presented as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses from transactions denominated in non-functional currencies are recognized in the statement of operations based on changes in the exchange rates during the period the transactions remain outstanding.

2)	Business Acquisitions

SBS completed the acquisitions described below during the fiscal years ended June 30, 2003 and 2002. The acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired companies have been combined with SBS’ since the respective dates of acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values with goodwill, if any, representing the excess of the purchase price over the fair value of the net assets acquired.

On June 30, 2003, SBS acquired 100 percent of the outstanding common stock of Avvida Holdings Corp. and its wholly-owned subsidiary, Avvida Systems Inc. (Avvida), located in Waterloo, Canada. Avvida provides image processing solutions to customers serving a wide variety of applications. Avvida’s focus is emerging programmable logic, including fully programmable gateway array (FPGA) technology utilized in high performance video, image and data processing solutions. The Company plans to incorporate FPGA technology into existing and future products of SBS.

The aggregate purchase price of $6.2 million, including acquisition costs of $0.6 million, was paid in cash and shares of SBS common stock valued at $3,574,020. The value of the 386,940 shares of SBS common stock was determined based on the average market price of SBS’ common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$437
Property and equipment	388
Intangible assets	2,237
Goodwill	3,496
Deferred income taxes	280

Total assets acquired	6,838

Current liabilities	(473)
Notes payable	(148)

Total liabilities assumed	(621)

Net assets acquired	$6,217

The purchase price was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. In conjunction with the purchase price allocation, the estimated fair value of identifiable intangible assets, specifically, a core technology asset valued at $970,000 and a covenant not-to-compete valued at $1.2 million, were based on an assessment of their fair value determined by management and goodwill of approximately $3.5 million was recorded which is not deductible for tax purposes. The identifiable intangible assets will be amortized over a period of 5 years based on the estimated economic useful life of the core technology asset and the contractual period of the covenant.

The following unaudited pro forma consolidated results of operations for the fiscal year ended June 30, 2003 have been prepared as if the acquisition of Avvida had occurred on July 1, 2002. Accordingly, the weighted average shares used in the pro forma per share data were increased to reflect the shares issued in the acquisition. Pro forma results of operations for 2002 are not presented as Avvida’s results of operations in fiscal 2002 were not material to SBS’ consolidated results of operations.

Thousands (except per share amounts)

Sales	$116,178

Income before cumulative effect of change in accounting principle	$207
Cumulative effect of change in accounting principle	(6,058)

Net loss	$(5,851)

Per share data:
Income before cumulative effect of change in accounting principle	$0.01
Cumulative effect of change in accounting principle	(0.40)

Net loss	$(0.39)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at such dates, nor is it intended to be a projection of future results.

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

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3)	Receivables

Receivables, net consisted of the following:

	June 30

Thousands	2003	2002

Accounts receivable	$24,000	$23,992
Allowance for doubtful accounts:
Beginning balance	(1,373)	(980)
Provision for bad debts	(458)	(799)
Accounts written off and foreign currency translation adjustments	995	406

Ending balance	(836)	(1,373)

Accounts receivable, net	$23,164	$22,619

4)	Inventories

     Inventories consisted of the following:

	June 30

Thousands	2003	2002

Raw materials	$8,793	9,663
Work in process	5,414	5,328
Finished goods	2,609	3,437

	$16,816	18,428

For the year ended June 30, 2003, approximately $1.0 million of inventory previously written down was utilized. For the year ended June 30, 2002, approximately $0.7 million of inventory previously written down was utilized.

SBS recorded a $12.4 million inventory write-down during the second quarter of fiscal 2002, and a $2.7 million inventory write-down during the fourth quarter of fiscal 2002. The second quarter write-down consisted of inventory associated with programs that are not anticipated to come back to their previous forecasts, inventory associated with SBS’ decision to exit our legacy PCI chassis product line, and inventory associated with SBS products that were no longer marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS’ manufacturing operations resulted in a reduction in required inventory levels. The fourth quarter write-down was primarily due to customer order cancellations and reduced demand for certain communications and enterprise products noted during the fourth quarter.

5)	Property and Equipment

Property and equipment, net consisted of the following:

	June 30
			Estimated
Thousands	2003	2002	useful life

Computers	$5,392	$5,756	3 – 5 yrs
Purchased software	7,925	7,979	3 – 5 yrs
Furniture and equipment	6,001	5,762	3 – 10 yrs
Leasehold improvements	3,278	3,270	2 – 7 yrs

	22,596	22,767
Less accumulated depreciation and amortization	(14,134)	(11,260)

	$8,462	$11,507

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the quarter ended June 30, 2003, the Company recorded an impairment charge of approximately $841,000, included in the caption “Employee severance and consolidation costs” in the accompanying financial statements, related to certain leasehold improvements in connection with the announcement of the Company’s consolidation of the Communications and Enterprise Group resulting in the closure of its Carlsbad, California facility. The impairment charge was recognized based on the amount by which the carrying amount of the assets exceeded the fair value of the assets as determined on the date of announcement in accordance with SFAS 144.

6)	Goodwill and Intangible Assets

Effective July 1, 2002, SBS adopted SFAS 142 and no longer amortizes goodwill. As of the date of adoption, SBS had unamortized goodwill of approximately $20.5 million subject to the transition provisions of SFAS 142, which included approximately $434,000 for the net book value of acquired assembled workforce intangibles, as these assets did not meet the criteria for recognition apart from goodwill.

The Company completed step 1 of the required transitional goodwill impairment analysis in accordance with SFAS 142 prior to December 31, 2002 and an indication of potential impairment was determined for two reporting units, the Commercial Group reporting unit (component of the Commercial and Government Group segment) and the Communications and Enterprise Group reporting unit. The Company completed step 2 of the required transitional analysis during the quarter ended June 30, 2003 and the results indicated the carrying value of goodwill for both reporting units was greater than the implied fair value of the goodwill determined in accordance with SFAS 142. As a result, the Company recorded a transitional impairment charge of approximately $9.5 million ($6.1 million net of tax) which has been reflected as a cumulative effect of a change in accounting principle in the year ended June 30, 2003 in the accompanying statements of operations.

On April 1, 2003, the Company completed step 1 of the required annual goodwill impairment analysis for the fiscal year ended June 30, 2003 and the estimated fair value of goodwill was determined to be in excess of its carrying value indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the year ended June 30, 2003 are as follows:

Total Goodwill by Operating Segment

	Communications	Commercial and
	and Enterprise	Government
Thousands	Group	Group	Total

Balance at June 30, 2002	$3,448	17,020	20,468
Transitional impairment charge	(3,448)	(6,022)	(9,470)
Acquisition of Avvida	—	3,496	3,496
Foreign currency translation adjustments	—	1,630	1,630

Balance at June 30, 2003	$—	16,124	16,124

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of the adoption of SFAS 142 on reported income (loss) before the cumulative effect of a change in accounting principle and net income (loss) per applicable common share before the cumulative effect of a change in accounting principle had SFAS 142 been in effect in fiscal 2002 and 2001:

Thousands except per share amounts		Years ended June 30,

	2003	2002	2001

Reported income (loss) before cumulative effect of change in accounting principle	$1,608	(24,360)	17,184

Adjustments:
Goodwill amortization	—	4,448	4,645
Workforce amortization	—	75	75
Income tax effect	—	(1,741)	(1,817)

Net adjustments	—	2,782	2,903

Adjusted income (loss) before cumulative effect of change in accounting principle	$1,608	(21,578)	20,087

Income (loss) per common share before cumulative effect of change in accounting principle:
Reported	$0.11	(1.67)	1.23
Adjusted	0.11	(1.48)	1.44
Income (loss) per share — assuming dilution before cumulative effect of change in accounting principle:
Reported	$0.11	(1.67)	1.14
Adjusted	0.11	(1.48)	1.33

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

Amortized Intangible Assets

		Gross
	Estimated	carrying	Accumulated	Net carrying
Thousands	useful life	amount	amortization	amount

As of June 30, 2003
Core-developed technology	2 — 7 yrs	$9,723	5,679	4,044
License agreements	2 — 5 yrs	2,561	1,424	1,137
Covenant not-to-compete	3 — 5 yrs	2,842	1,365	1,477
Other intangibles	8 — 17 yrs	368	120	248

Total		$15,494	8,588	6,906

As of June 30, 2002
Core-developed technology		$8,753	4,723	4,030
License agreements		2,236	826	1,410
Covenant not-to-compete		1,623	996	627
Other intangibles		300	83	217

Total		$12,912	6,628	6,284

During the fourth quarter of fiscal 2002, due to recent order cancellations and a continued decline in sales and bookings, SBS recorded a $10.3 million write-down of the core-developed technology and related goodwill associated with the acquisition of SDL Communications, Inc. in April 2000. This write-down was based on SBS’ projection of undiscounted future operating cash flows over the remaining useful lives of the core-technology asset and related goodwill, which indicated that these cash flows were not sufficient to recover the carrying amounts of the assets. As

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such, impairment charges were recorded to the extent that the carrying amount of the assets exceeded fair value. Additionally, on December 26, 2001, the SBS Board of Directors approved SBS’ plan to exit our legacy PCI chassis product line. This product line was associated with SBS’ acquisition of SBS Technologies, Inc. Industrial Computers (formerly Micro Alliance) in November 1997. In conjunction with the acquisition, SBS recorded approximately $4.5 million of goodwill, of which $2.7 million was unamortized at December 26, 2001. Based on SBS’ decision to exit the PCI Chassis product line, the remaining unamortized goodwill was determined to be impaired and was written off in the quarter ended December 31, 2001, as the fair value of projected future cash flows was zero.

The following table summarizes estimated amortization expense for the fiscal years ending in June 2004 through 2008.

Estimated amortization expense:	Thousands
For the fiscal years ending:
June 30, 2004	$2,135
June 30, 2005	1,734
June 30, 2006	1,310
June 30, 2007	1,181
June 30, 2008	512
Thereafter	34

$6,906

7)	Product Warranty Liability

The Company’s customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions. The following table presents the activity in the Company’s product warranty liability for the year ended June 30, 2003.

Thousands

Balance at beginning of period	$567
Estimated warranty costs for product sales	554
Adjustments to settle warranty activity	(573)

Balance at end of period	$548

8)	Notes Payable

Notes payable consist of revolving credit facility notes. As of June 30, 2002, there were no notes outstanding on the credit facility. On September 20, 2002, SBS canceled its credit facility with Bank of America, N.A.

9)	Income Taxes

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle is comprised of the following:

	Years Ended June 30,

Thousands	2003	2002	2001

U.S.	$(2,142)	(38,833)	27,128
Foreign	4,534	1,023	(253)

	$2,392	(37,810)	26,875

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income taxes for the years ended June 30, 2003, 2002 and 2001 were allocated as follows:

		Years ended June 30,

	2003	2002	2001

Income from continuing operations	$784	(13,450)	9,691
Cumulative effect of change in accounting principle	(3,412)	—	—

	$(2,628)	(13,450)	9,691

Income tax expense (benefit) from continuing operations is comprised of the following:

	Years Ended June 30

Thousands	2003	2002	2001

Current:
U.S. Federal	$(6,793)	(3,911)	8,572
State	107	32	1,694
Foreign	1,271	722	(210)
Deferred:
U.S. Federal	5,345	(8,953)	(536)
State	506	(1,540)	(86)
Foreign	348	200	257

	$784	(13,450)	9,691

Income tax expense (benefit) from continuing operations was provided for at effective rates of 32.8, 35.6, and 36.1 percent in 2003, 2002, and 2001, respectively. Actual tax expense (benefit) differ from the “expected” income taxes (computed by applying the statutory U.S. Federal tax rate to income before income taxes) as follows:

	Years Ended June 30

Thousands	2003	2002	2001

Computed “expected” tax expense (benefit)	$837	(13,234)	9,406
State income tax, net of federal benefit	398	(980)	1,045
Non-deductible goodwill	—	1,599	325
Foreign operations, net	600	433	(76)
Benefit from foreign sales	(105)	(646)	(700)
Research and experimental tax credits	(76)	(648)	(378)
Change in valuation allowance	(789)	—	—
Other	(81)	26	69

	$784	(13,450)	9,691

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and liabilities are as follows:

Thousands	As of June 30

	2003	2002

Deferred tax assets:
Amortization	$6,133	3,356
Operating loss and tax credit carryforwards	2,622	—
Acquired IPR&D	2,365	2,647
Inventory	1,751	9,116
Accrued expenses and reserves	1,604	1,388
Foreign tax credits	1,557	789
Other	166	566

	16,198	17,862
Valuation allowance for deferred tax assets	—	(789)

Total deferred tax assets	16,198	17,073

Deferred tax liabilities:
Occupancy and other expenses	(1,490)	—
Identifiable intangible assets	(1,146)	(1,924)
Foreign dividends	(847)	—

Total deferred tax liabilities	(3,483)	(1,924)

Net deferred tax assets	$12,715	15,149

At June 30, 2003, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $4.6 million which are available to offset future Federal taxable income, if any, through 2023. At June 30, 2003, the Company has tax credit carryforwards for Federal income tax purposes of approximately $311,000 which are available to offset future Federal tax payments, if any, through 2023.

As of June 30, 2003, SBS had a foreign tax credit carryforward of approximately $1.6 million, which are available to offset future Federal tax liabilities from foreign source income, if any, through 2008. Excess foreign tax credits may be carried back two years and forward five years. During the quarter ended June 30, 2003, in conjunction with the execution of certain tax planning strategies management believes that it is more likely than not that we will realize the benefits of the foreign tax credit carryforward. Accordingly, SBS released the valuation allowance established in prior periods. In addition, as of June 30, 2003, management established a deferred tax liability of approximately $0.8 million due to the consideration of the repatriation of undistributed foreign earnings, to the extent necessary to utilize excess foreign tax credits, as a source of foreign income in future periods. In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies. Based on SBS’ historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS’ future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 2003.

SBS generally does not record deferred income taxes on the undistributed earnings of its foreign subsidiaries based upon our policy that those earnings are permanently reinvested and have specific uses in such foreign jurisdictions. At June 30, 2003, the undistributed earnings of foreign subsidiaries amounted to approximately $13.8 million. Upon distribution of these earnings, SBS may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10)	Earnings Per Share

Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share — assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

Thousands (except per share amounts)	Years ended June 30,

	2003	2002	2001

Income (loss) before cumulative effect of change in accounting principle	$1,608	(24,360)	17,184
Cumulative effect of change in accounting principle	(6,058)	—	—

Net income (loss)	$(4,450)	(24,360)	17,184

Net Income (Loss) Per Common Share
Weighted-average common shares outstanding used in earnings per share computations	14,605	14,559	13,926

Per share — income (loss) before cumulative effect of change in accounting principle	$0.11	(1.67)	1.23
Per share — cumulative effect of change in accounting principle	(0.41)	—	—

Per share — net income (loss)	$(0.30)	(1.67)	1.23

Net Income (Loss) Per Common Share —
Assuming Dilution
Weighted-average common shares outstanding used in earnings per share computations	14,630	14,559	15,123

Per share assuming dilution — income (loss) before cumulative effect of change in accounting principle	$0.11	(1.67)	1.14
Per share assuming dilution — cumulative effect of change in accounting principle	(0.41)	—	—

Per share assuming dilution — net income (loss)	$(0.30)	(1.67)	1.14

Shares Used in Net Income (Loss) per Share Computations
Average outstanding common shares	14,605	14,559	13,926
Incremental shares from assumed conversions — potential common shares	25	—	1,197

Shares used in net income (loss) per common share — assuming dilution computations	14,630	14,559	15,123

Due to the reported net loss for the year ended June 30, 2002, 190,757 potential common shares were not included in the computation of net loss per common share — assuming dilution because the effect would be anti-dilutive. For the years ended June 30, 2003, 2002, and 2001, options to purchase 3,243,859, 2,381,237, and 420,517 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share — assuming dilution, because the options’ exercise price was greater than the average market price of the common shares.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11)	Leases

SBS leases its main facilities in Albuquerque, New Mexico, Carlsbad, California, Newark, California, St. Paul, Minnesota, Raleigh, North Carolina, Mansfield, Massachusetts, Waterloo, Ontario, Canada, Augsburg, Germany and Mindelheim, Germany under noncancelable operating leases which expire at various dates through fiscal 2008. SBS also leases various items of equipment under noncancelable operating leases which expire at various dates through fiscal 2007.

The following is a five-year schedule of future minimum lease payments:

Dollars in thousands	Buildings	Equipment
Year ending	Lease Payments	Lease Payments	Total

June 30, 2004	$3,165	186	3,351
June 30, 2005	2,902	109	3,011
June 30, 2006	1,344	47	1,391
June 30, 2007	394	30	424
June 30, 2008	207	—	207

	$8,012	372	8,384

Total rental expense for operating leases for the years ended June 30, 2003, 2002, and 2001, was approximately $3.3 million, $3.5 million, and $3.0 million, respectively.

12)	Stock Option Plans and Warrants

(a)	1992, 1993, 1995, 1996 and 1997 Incentive Stock Option Plans

SBS has 1992, 1993, 1995, 1996 and 1997 Incentive Stock Option Plans whereby a total of 2,800,000 shares of its common stock are reserved for discretionary grant of options by the Board to officers and employees. The plans all terminate ten years after inception, from the years 2001 to 2006. As of June 30, 2003, the 1992 and 1993 Incentive Stock Option Plans have expired and there are no options outstanding or available for grant. The options are intended to qualify as “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code (the “Code”). The plans generally permit options to be granted (i) only to employees or officers and not to directors as such; (ii) for a period of up to ten years; and (iii) at prices not less than fair market value of the underlying common stock at the date of grant. Under the Code, holders of more than 10 percent of SBS’ stock cannot be granted options with a duration of more than five years or exercisable at a price less than 110 percent of the fair market value of the underlying common stock on the date of grant. Options granted under the plans may be exercised as provided by the administering committee or Board of Directors of SBS. All of these options are exercisable at the quoted market value of SBS’ common stock in effect on the respective dates of the grants.

(b)	1993 Director and Officer Stock Option Plan

SBS has a 1993 Director and Officer Stock Option Plan whereby a total of 5% of the number of shares of its common stock outstanding at the first day of each fiscal year plus shares not awarded in prior years and underlying expired or terminated options are reserved for grant of options to all Directors of SBS who are not employees and all Executive Officers of SBS. Directors who are not employees of SBS receive automatic grants upon appointment to the Board of Directors and annually for service as a Director. Executive Officers receive grants at the discretion of the Board of Directors. All options are granted at a price equal to fair market value of the underlying common stock on the date of grant. The Directors’ options become exercisable one year from the date of grant and terminate twelve months from the date the optionee ceases to be a member of the Board of Directors or in five years, whichever occurs first.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	1996 Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 and was subsequently approved at the November 1996 Annual Shareholders’ Meeting. The plan, as amended, provided for the grant of options to eligible employees through January 21, 2003. As a result, there are no more shares available for grant in this plan as of June 30, 2003. In fiscal 1999, a subsequent amendment changed the grant date from January 21 to December 31 for grants made subsequent to January 21, 1999. Individual grants are issued for a percentage of the employee’s annual base salary, as determined each year by the Board of Directors, up to 10%, divided by the fair market value of one share of SBS’ common stock on the date of grant. Options are eligible to be exercised beginning 18 months after the date of grant for a period of nine months, at which time they will expire.

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

The 2000 Long-Term Equity Incentive Plan was adopted by the Board of Directors on August 31, 2000 and subsequently approved at the December 2000 reconvened Annual Shareholders’ Meeting. Any employee of SBS or its subsidiaries, and any consultants, directors, or other persons providing services to SBS or its subsidiaries are eligible to participate in the plan. The plan provides for the grant of nonqualified stock options and a limited number of grants of restricted stock. The number of shares of stock available for award under the plan during any fiscal year of SBS is equal to ten percent of the adjusted average of the outstanding stock, as that number is determined by SBS to calculate net income per common share — assuming dilution for the preceding fiscal year, reduced by any shares of stock under the plan subject to unexercised options and any shares of stock under the plan subject to restrictions. The exercise price of each option granted shall be the fair market value of the underlying common stock on the date of grant unless otherwise specified by the Board at the time of grant. If options are awarded in exchange for previously earned cash compensation, or in connection with an acquisition, merger, combination or other similar event involving SBS, or in substitution or replacement for options granted to employees by the other entities, the Board has the authority to establish an exercise price that is less that 100% of the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The plan expires in July 2010.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding SBS’ stock option plans and warrants is summarized in the table below:

	ALL		1996
	ISOPs	1993 D&O	ESPP	1998 LT	2000 LT	Total

Outstanding at 6/30/00	773,524	243,926	205,490	2,584,546	—	3,807,486
Granted	50,012	325,000	115,850	79,560	746,500	1,316,922
Exercised	433,964	50,043	108,788	587,215	—	1,180,010
Cancelled	—	—	27,450	507,812	72,000	607,262

Outstanding at 6/30/01	389,572	518,883	185,102	1,569,079	674,500	3,337,136
Granted	—	404,479	188,650	25,000	482,337	1,100,466
Exercised	41,000	10,000	—	128,129	—	179,129
Cancelled	—	256,883	147,552	230,695	268,988	904,118

Outstanding at 6/30/02	348,572	656,479	226,200	1,235,255	887,849	3,354,355
Granted	—	159,000	159,050	58,105	250,100	626,255
Exercised	566	—	—	4,994	—	5,560
Cancelled	—	127,500	110,900	163,375	219,966	621,741

Outstanding at 6/30/03	348,006	687,979	274,350	1,124,991	917,983	3,353,309

Exercisable at 6/30/01	319,566	182,800	78,052	547,850	—	1,128,268
Exercisable at 6/30/02	315,234	252,000	74,650	835,750	279,079	1,756,713
Exercisable at 6/30/03	331,336	372,661	124,350	976,138	542,892	2,347,377

Available for grant at 6/30/03	92,496	1,368,845	—	752,117	544,990	2,758,443

Weighted average option exercise price information for fiscal years 2003, 2002, and 2001 follows:

	2003	2002	2001

Outstanding at July 1	$16.60	17.78	12.71
Granted during the year (at market value)	9.53	13.20	25.33
Exercised during the year	2.41	8.68	11.05
Cancelled during the year	17.84	18.58	15.56
Outstanding at June 30	15.08	16.60	17.78
Exercisable at June 30	16.68	17.00	13.29

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant option groups outstanding and exercisable at June 30, 2003 and related weighted average price and life information follows:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 5.44 — $10.85	834,695	6.07	$9.08	249,990	$8.14
$11.15 — $12.69	711,883	7.20	12.01	436,311	12.02
$12.94 — $15.50	743,388	4.51	14.42	660,221	14.41
$15.63 — $25.94	671,783	5.72	17.80	621,963	17.67
$26.75 — $36.13	391,560	7.50	30.08	378,892	30.00

$ 5.44 — $36.13	3,353,309	6.06	$15.08	2,347,377	$16.68

13)	Retirement Plan

SBS maintains a retirement plan under Section 401(k) of the Code for all U.S. employees of SBS. The plan provides for employees to selectively defer a percentage of their wages, which SBS matches at a predetermined rate not to exceed 4 percent of the employee’s wages. The plan also provides for additional contributions at the discretion of the Board of Directors. SBS’ contributions to the plan during the years ended June 30, 2003, 2002, and 2001 were approximately $1.0 million, $1.1 million, and $1.1 million, respectively.

14)	Segment Financial Data

SBS operates internationally through two operating segments: the Communications and Enterprise Group, and the Commercial and Government Group. These segments are based on the markets that are served and the products that are provided to those markets. Each segment has its own sales and distribution channels and has a manager who reports directly to the President and Chief Operating Officer. The Commercial and Government Group’s primary focus is to serve customers in the medical, semiconductor, aerospace, defense and other commercial markets. The Communications and Enterprise Group serves major telecommunications OEM’s and OEM’s that manufacture and distribute business-computing equipment. A description of these segments follows:

•	The Communications and Enterprise Group designs and builds high performance embedded system products including single board computers, input/output modules and fully integrated systems. These products are designed to meet the evolving requirements of communications customers while reducing cost and expediting time to market. These products are based on standard form factor hardware designs such as CompactPCI, PMC, PCI with open standard operating support such as VxWorks and Linux, and consistent driver development kits for ATM, frame relay and other software protocols.

•	The Commercial and Government Group designs and builds open-architecture computer components and systems for CompactPCI, PCI, VME, and PC/104 standard bus architectures. The Group’s product lines include Intel and PowerPC architecture CPU boards, serial and networking modules, analog and digital I/O modules, computer interconnection and expansion units, MIL-STD-1553, ARINC 429, telemetry and complete computer systems. These products support OEM and end-user applications in semiconductor manufacturing equipment, industrial automation, medical imaging, military and aerospace, and entertainment applications.

SBS measures its segments’ results of operations based on income (loss) before income taxes and the cumulative effect of change in accounting principle and prior to allocation of corporate overhead expenses other than corporate sales and marketing costs, intangible asset impairment charges, substantially all amortization associated with acquisitions, substantially all interest income and expense, and acquired in-process research and development charges associated with purchase business combinations. The accounting policies used to measure segment results of operations are the same as for SBS taken as a whole.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Corporate
		Commercial &	Communications &	&
		Government	Enterprise	Unallocated
Thousands		Group	Group	(1)	Total

Years ended June 30:
Gross Sales	2003	90,646	25,406	—	116,052
Inter-segment sales		(483)	(48)	—	(531)

Sales to external customers		90,163	25,358	—	115,521

Gross Sales	2002	85,122	36,882	—	122,004
Inter-segment sales		(2,856)	(292)	—	(3,148)

Sales to external customers		82,266	36,590	—	118,856

Gross Sales	2001	98,463	96,924	—	195,387
Inter-segment sales		(3,304)	(4,903)	—	(8,207)

Sales to external customers		95,159	92,021	—	187,180

Interest and other income, net	2003	117	—	337	454
	2002	67	382	197	646
	2001	23	15	372	410

Interest expense	2003	8	—	12	20
	2002	—	—	15	15
	2001	1	—	1,070	1,071

Depreciation and amortization	2003	2,090	892	2,998	5,980
	2002	1,910	834	8,567	11,311
	2001	1,691	812	7,695	10,198

Segment profit (income (loss) before taxes)	2003	19,448	(4,238)	(12,818)	2,392
	2002	11,691	(14,381)	(35,120)	(37,810)
	2001	21,368	22,122	(16,615)	26,875
As of June 30:
Total Assets	2003	41,956	11,382	75,272	128,610
	2002	35,217	15,465	74,966	125,648

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate sales and marketing costs, asset impairment charges, substantially all interest expense, substantially all interest income, investment write-downs, and substantially all amortization of associated with acquisitions. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets, goodwill, and intangible assets.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15)	Geographic Areas and Major Customers

		United States	United States
Thousands		Domestic	Exports	Germany	Canada	Total

Sales to External Customers(1)	2003	$80,700	13,568	21,253	—	$115,521
	2002	87,087	19,201	12,568	—	118,856
	2001	140,887	34,448	11,845	—	187,180

Long-lived assets, net	2003	$7,473	—	601	388	$8,462
	2002	11,090	—	417	—	11,507

     (1)  Sales are classified according to the location of the shipment.

During the years ended June 30, 2003, 2002, and 2001, United States export sales as a percentage of total United States sales were 14.4%, 18.1%, and 19.6%, respectively. United States export sales were made primarily in the following foreign markets (sales classified by location of customer):

	Years ended June 30

	2003		2002		2001

Dollars in thousands	Sales	%	Sales	%	Sales	%

Japan	$3,835	28.3	$3,066	16.0	$4,784	13.9
Canada	1,546	11.4	3,494	18.2	5,424	15.7
Korea	1,167	8.6	1,240	6.5	720	2.1
United Kingdom	1,028	7.6	932	4.8	1,327	3.9
Sweden	802	5.9	2,339	12.2	12,539	36.4
France	715	5.3	1,682	8.8	1,752	5.1
Israel	595	4.4	527	2.7	1,865	5.4
Germany	400	2.9	1,528	7.9	2,275	6.6
China	395	2.9	1,096	5.7	762	2.2
All others	3,085	22.7	3,297	17.2	3,000	8.7

	$13,568	100.0	$19,201	100.0	$34,448	100.0

In fiscal 2003, 2002, and 2001, no one customer, or group of entities known to be under common control, exceeded 10% of SBS’ sales.

16)	Related Party Transactions

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

On April 26, 2002, at its regularly scheduled Board meeting, Christopher J. Amenson was elected Chairman of the Board of Directors and Chief Executive Officer and David H. Greig was elected President and Chief Operating Officer. Former Chairman and Chief Executive Officer, Grahame E. Rance, resigned to pursue other business opportunities. As part of the Separation Agreement between Mr. Rance and SBS, the unamortized portion of the loan to Mr. Rance of $1,573,700 was

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forgiven, Mr. Rance received 8 months base pay, and he returned 30,000 shares of restricted SBS common stock, 5,000 of which were vested and 25,000 of which were unvested. This resulted in severance and other costs of approximately $2.0 million in the quarter ended June 30, 2002.

17)	Employee Severance and Consolidation Expenses

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company’s St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. The estimated total employee severance and related costs to be recorded as a result of the closure are $690,000, excluding leasehold improvement impairment charges of approximately $841,000 (recorded in the quarter ended June 30, 2003 as a result of the announcement in accordance with SFAS 144) and lease termination costs estimated to range from $1.1 million to $1.6 million (to be recorded on the cease use date during the quarter ending September 30, 2003 in accordance with SFAS 146). For the quarter ended June 30, 2003, SBS recorded employee severance and consolidation costs of $1,131,000, of which $290,000 represents severance and related costs due to the planned workforce reduction in August 2003 and $841,000 represents an impairment charge for certain leasehold improvements (see Note 6). At June 30, 2003, accrued severance and related costs of $224,000 will be paid to substantially all employees during the three months ending September 30, 2003.

Due to the depressed economic and market conditions facing our Communications and Enterprise Group, on July 22, 2002, SBS notified 19 full and part-time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, SBS notified 22 employees of the Communications and Enterprise Group that their jobs were being eliminated. Also, during the year ended June 30, 2003, severance costs were incurred for 12 other employees who were notified that their jobs had been eliminated. As of June 30, 2003, severance costs of $412,000 and lease termination fees in connection with the closure of certain locations of approximately $186,000 were paid. There are no costs remaining to be paid related to these activities at June 30, 2003.

During the year ended June 30, 2002, based on unfavorable economic and market conditions, facility consolidation actions, and the decision to exit the legacy PCI Chassis product line, SBS reduced its employee base, resulting in elimination of 159 positions in manufacturing, research and development, administration, and sales and marketing. On August 14, 2001, SBS notified 58 employees that their positions would be eliminated by the end of September, 2001. On December 26, 2001, the SBS Board of Directors approved additional reductions, to be completed through March 31, 2002 and 54 employees were notified that their jobs would be eliminated. On May 21, 2002, SBS announced further reductions, which were effective immediately, and 47 employees were notified that their jobs had been eliminated. As a result, for the year ended June 30, 2002, employee severance and other termination charges of approximately $1,253,000 were recorded. As of June 30, 2002, cash payments of $963,000 had been made, $21,000 of the original charge was reversed as a result of the decision not to terminate certain originally notified employees, and the remaining $269,000 was paid during the year ended June 30, 2003.

18)	Contingencies

SBS is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

     As of the end of the period covered by this Annual Report on Form 10-K, the company evaluated the effectiveness of the design and operation of “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Attached as Exhibits to this Annual Report on Form 10-K are certifications of the CEO (Exhibit 31.1) and the CFO (Exhibit 31.2), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

     Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Internal control over financial reporting (Internal Controls) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

     Based on our controls evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

     Certain information required by Part III is incorporated by reference to the SBS’ definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting to be held November 13, 2003.

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to SBS’ Proxy Statement under the sections entitled “Board of Directors,” pertaining to information on directors, and “Compensation of Named Executive Officers,” pertaining to information on executive officers.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to SBS’ Proxy Statement under the section entitled “Compensation of Named Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following sets forth certain information as of June 30, 2003 with respect to equity compensation plans of SBS under which securities may be issued:

Equity Compensation Plan Information

Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, rights,	options, rights,	(excluding
	restricted stock,	restricted stock,	securities
	and other	and other	reflected in first
Plan Category	stock-based awards	stock-based awards	column)

Equity compensation plans approved by security holders	3,353,309	$15.08	2,758,443

Equity compensation plans not approved by security holders	—	—	—

Total	3,353,309	$15.08	2,758,443

     All other information required by this item is incorporated by reference to SBS’ Proxy Statement under the section entitled “Ownership of SBS Common Stock.”

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to SBS’ Proxy Statement under the section entitled “Reportable Transactions.”

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference to SBS’ Proxy Statement under the section entitled “Independent Public Accountants.”

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements

Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Stockholders’ Equity Consolidated Statements of Cash Flows

(b)	Financial Statement Schedules

Not applicable

(c)	Exhibits

The Exhibits listed on the accompanying Index to Exhibits at the end of this Report are filed as part of, or incorporated by reference into, this Report. Management contracts or compensatory plans or arrangements are indicated in the index by an asterisk (*).

(d)	Reports on Form 8-K During the Fourth Quarter

1.	On April 17, 2003, SBS Technologies, Inc. filed a Form 8-K regarding changes in senior management effective immediately.

2.	On April 24, 2003, SBS Technologies, Inc. filed a Form 8-K regarding its financial results for the quarter ended March 31, 2003.

3.	On June 12, 2003, SBS Technologies, Inc. filed a Form 8-K announcing that it has reached agreement to acquire Avvida Systems, Inc., a privately held company located in Waterloo, Ontario, Canada, and the closure of SBS’ facility in Carlsbad, California.

4.	On June 30, 2003, SBS Technologies, Inc. filed a Form 8-K announcing the completion of the acquisition of Avvida Systems, Inc., a privately held company located in Waterloo, Ontario, Canada.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date:	September 24, 2003	By:	/s/ Clarence W. Peckham Clarence W. Peckham Chief Executive Officer

Date:	September 24, 2003	By:	/s/ James E. Dixon, Jr. James E. Dixon, Jr. Executive Vice President, Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

Incorporated by Reference

Exhibit					Fiscal period	Filed
Number	Exhibit Description	Form	File No.	Exhibit	ended	Herewith

3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2000

3.ii	Restated and amended By-laws dated November 10, 2000	10-Q	001-10981	3.ii	9-30-2000

4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	3.i	9-30-2000

4.b	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	9-30-2000

4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001

4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent	10-K	001-10981	4.1	6-30-2002

10.c*	1997 Employee Incentive Stock Option Plan	10-K	001-10981	10.c	6-30-2002

10.f *	1992 Incentive Stock Option Plan	10-K	001-10981	10.f	6-30-2002

10.h*	1993 Incentive Stock Option Plan	10-K	001-10981	10.h	6-30-2002

10.i *	1993 Director and Officer Stock Option Plan (as amended)	10-K	001-10981	10.i	6-30-2002

10.v *	1996 Employee Stock Purchase Plan (as amended)	10-K	001-10981	10.v	6-30-2002

10.ac	Office/Warehouse Lease Between Lutheran Brotherhood, (a Minnesota Corporation), and Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated September 5, 1997	10-Q	001-10981	10.ac	9-30-2002

10.ad	Amendment #1 to Lease between Lutheran Brotherhood, a Minnesota Corporation, and Bit 3 Computer Corporation, a wholly owned subsidiary of SBS Technologies, Inc., dated December 23, 1997	10-Q	001-10981	10.ad	9-30-2002

10.ah	Standard Industrial Lease Between Carlsbad Business Park, LLC, (a California Limited Liability Company), and SBS Technologies, Inc. dated September 10, 1998	10-Q	001-10981	10.ah	9-30-1998

10.al	Lease Agreement between Mair GmbH & Co. KG and or Industrial Computers GmbH, a wholly-owned subsidiary of SBS Holding GmbH, a wholly-owned subsidiary of SBS Technologies, Inc.	10-Q	001-10981	10.al	3-31-1999

Incorporated by Reference

Exhibit					Fiscal period	Filed
Number	Exhibit Description	Form	File No.	Exhibit	ended	Herewith

10.am *	1998 Long-Term Equity Incentive Plan					X

10.an	Partnership Agreement between SBS or Industrial Computer GmbH & Co. KG and SBS or Industrial Computers Verwaltungs GmbH, general partner, and SBS Technologies Holding GmbH, limited partner	10-K	001-10981	10.an	6-30-1999

10.ao	Lease Agreement between 8-L Newark 8371, LLC and SBS Technologies, Inc. dated August 14, 1999	10-Q	001-10981	10.ao	9-30-1999

10.ax	Lease between AFC-5, LLC, a New Mexico limited liability Company, and SBS Technologies, Inc., dated May 16, 2000	10-K	001-10981	10.ax	6-30-2000

10.ay	Lease between Long Gate, LLC, a Delaware limited liability company, and SDL Communications, Inc., a Massachusetts corporation, dated June 15, 2000	10-K	001-10981	10.ay	6-30-2000

10.ba	Lease between Rosa Point II, LLC and SBS Technologies, Inc., dated February 15, 2001	10-Q	001-10981	10.ba	3-31-2001

10.be *	2000 Long-Term Equity Incentive Plan	DEF 14A	001-10981	Exhibit “A”	10-2-2000

10.bh *	Employment agreement between Registrant and Charles Tompkins, dated January 15, 2001	10-K	001-10981	10.bh	6-30-2001

10.bn	Asset Purchase Agreement dated as of March 4, 2002, by and among SBS Technologies, Inc. Connectivity Products, SBS Technologies, Inc. and Intrusion, Inc. with respect to certain assets of its Essential Communications Division	10-Q	001-10981	10.bn	3-31-2002

10.bo *	Separation Agreement between Grahame Rance and SBS Technologies, Inc. effective April 26, 2002	10-Q	001-10981	10.bo	3-31-2002

10.bp *	Employment Agreements between David Greig and SBS Technologies, Inc., Clarence Peckham and SBS Technologies, Inc. and James E. Dixon, Jr. and SBS Technologies, Inc., effective April 26, 2002, dated May 9, 2002	10-Q	001-10981	10.bp	3-31-2002

10.bq *	Employment Agreements between Christopher J. Amenson and SBS Technologies, Inc., effective April 26, 2002, dated April 26, 2002	10-Q	001-10981	10.bq	3-31-2002

10.br *	Employment Agreement between Daniel Moore and SBS Technologies, Inc., effective April 26, 2002, dated May 15, 2002	10-K	001-10981	10.br	6-30-2002

10.bs	Fourth Modification of Credit Agreement, Note, Guaranty Agreements and Related Loan Documents between SBS Technologies, Inc., and Bank of America, N.A., formerly NationsBank, N.A., dated June 30, 2002	10-K	001-10981	10.bs	6-30-2002

10.bt	Amendment #2 to Lease between Oakview Eagan Investors, LLC (a Delaware Limited Liability Company), as successor in interest to Lutheran Brotherhood, (a Minnesota Corporation), and SBS Technologies, Inc., Commercial Group, formerly known as Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated May 22, 2002	10-K	001-10981	10.bt	6-30-2002

Incorporated by Reference

Exhibit					Fiscal period	Filed
Number	Exhibit Description	Form	File No.	Exhibit	ended	Herewith

10.bu	Amendment #1 to Lease between AFC-5, LLC (a New Mexico Limited Liability Company) and SBS Technologies, Inc., dated February 1, 2001	10-K	001-10981	10.bu	6-30-2002

10.bv	Amendment #2 to Lease between AFC-5, LLC (a New Mexico Limited Liability Company) and SBS Technologies, Inc., dated April 1, 2002	10-K	001-10981	10.bv	6-30-2002

10.bw	Lease Agreement between Teal Properties, LLC and SBS Technologies, Inc. dated October 2, 2002	10-Q	001-10981	10.bw	9-30-2002

10.bx	Employment agreement between Bruce E. Castle and SBS Technologies, Inc., effective July 31, 2002	10-Q	001-10981	10.bx	3-31-2003

14	Code of Ethics					X

21	Subsidiaries of the registrant					X

23.1	Consent of KPMG LLP					X

25	Power of attorney					X

31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X

31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X

32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X

32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X

* Indicates a management contract or compensatory plan or arrangement.