Form 10-Q
period 2003-09-30
SBS TECHNOLOGIES INC
filed 2003-11-12
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number 1-10981

SBS Technologies, Inc.

Incorporated in New Mexico

IRS Employer Identification No. 85-0359415

2400 Louisiana Blvd. NE AFC Building 5, Suite 600,
Albuquerque, New Mexico 87110
(505) 875-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The total number of shares outstanding of the registrant’s Common Stock as of October 27, 2003 was 15,063,832.

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Change in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Item 4 — Controls and Procedures
PART II — OTHER INFORMATION
Item 6 — Exhibits and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS
EX-10.by Employment Agreement-Christopher Amenson
EX-10.bz Employment Agreement-Clarence Peckham
EX-10.ca Employment Agreement-James E. Dixon
EX-10.cb Employment Agreement-David H. Greig
EX-10.cc Employment Agreement-Bruce E. Castle
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of Chief Executive Officer
EX-32.2 Certification of Chief Financial Officer

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2003

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and business of SBS Technologies, Inc. and subsidiaries (referred to variously as “SBS”, “we”, “us” and “our”). You may find many of these statements by looking for words like “intends,” “expects,” “projects,” “believes,” “anticipates” or similar expressions in this Form 10-Q. These forward-looking statements include:

•	statements regarding future events and the future financial performance of SBS;

•	statements regarding anticipated defense funding levels for the U.S. government fiscal year beginning October 1, 2003;

•	statements regarding anticipated opportunities in the communications market for additional infrastructure in both wireless equipment and network monitoring;

•	statements regarding anticipated opportunities for medical and semiconductor manufacturing equipment in the commercial market;

•	expected sales and gross margin for the quarter ending December 31, 2003; and

•	expectations of internally-generated cash flows.

     These statements are based upon certain assumptions and assessments we made because of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels based on preliminary information, and other items.

     The forward-looking statements included in this document are subject to a number of risks, uncertainties, and other factors. Among these factors are:

•	business and economic conditions generally affecting our customers and their end customers, including but not limited to the changes in size and program priorities of military procurement budgets, which may be less favorable than we expect, resulting in lower sales and earnings;

•	a high degree of uncertainty and rapid change in the markets addressed by our products, which may impact the timing and amount of future sales levels or cause the market value of our inventory to decline, resulting in reduced gross profit levels;

•	customer demand for and acceptance of our products, which may be less than we expect, which may decrease both sales and margins;

•	costs related to the integration into SBS of newly-acquired businesses may be greater than we expect;

•	our ability to design, test and introduce new products on a timely basis, which, if we are not able, may decrease both sales and margins;

•	the financial condition of our customers may be less favorable than we expect, resulting in reduced sales and earnings; and

•	the other risk factors listed under “Risk Factors” included in SBS’ Annual Report on Form 10-K for the year ended June 30, 2003.

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

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

	September 30,	June 30,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$40,858	37,130
Receivables, net	18,049	23,164
Inventories	18,417	16,816
Income tax receivable	4,112	4,830
Deferred income taxes	1,630	1,629
Prepaid expenses	1,531	1,661
Other current assets	369	431

Total current assets	84,966	85,661

Property and equipment, net	8,027	8,462
Goodwill, net	16,300	16,124
Intangible assets, net	6,341	6,906
Deferred income taxes	11,089	11,086
Other assets	363	371

Total assets	$127,086	128,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,456	3,990
Accrued representative commissions	796	688
Accrued compensation	3,398	4,595
Accrued severance and consolidation costs	1,401	224
Other current liabilities	2,342	2,977

Total current liabilities	11,393	12,474
Other long-term liabilities	24	29

Total liabilities	11,417	12,503

Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized; 15,022,878 issued and outstanding at September 30, 2003, 14,989,248 issued and outstanding at June 30, 2003	90,272	89,916
Unearned compensation	(9)	(37)
Accumulated other comprehensive income	625	257
Retained earnings	24,781	25,971

Total stockholders’ equity	115,669	116,107

Total liabilities and stockholders’ equity	$127,086	128,610

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except share amounts)
(Unaudited)

	Three months ended
	September 30,

	2003	2002

Sales	$26,577	27,833
Cost of sales	13,644	14,379

Gross profit	12,933	13,454
Selling, general and administrative expense	7,618	8,235
Research and development expense	4,811	4,714
Employee severance and consolidation costs	2,054	335
Amortization of intangible assets	548	584

Operating loss	(2,098)	(414)

Interest and other income, net	342	125
Foreign exchange losses	(75)	(22)

	267	103

Loss before income taxes and cumulative effect of change in accounting principle	(1,831)	(311)
Income tax benefit	(641)	(128)

Loss before cumulative effect of change in accounting principle	(1,190)	(183)
Cumulative effect of change in accounting principle (net of income taxes of $3,412)	—	(6,058)

Net loss	$(1,190)	(6,241)

Earnings per share data:
Net loss per share:
Loss before cumulative effect	$(0.08)	(0.01)
Cumulative effect of change in accounting principle	—	(0.41)

Net loss	$(0.08)	(0.42)

Net loss per share — assuming dilution:
Loss before cumulative effect	$(0.08)	(0.01)
Cumulative effect of change in accounting principle	—	(0.41)

Net loss	$(0.08)	(0.42)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For Three Months Ended September 30, 2003
Thousands (except share amounts)
(Unaudited)

				Accumulated
				other		Total	Compre-
	Common Stock		Unearned	Compre-		Stock-	hensive
			Compen-	hensive	Retained	holders'	income
	Shares	Amount	sation	income	earnings	equity	(loss)

Balances at June 30, 2003	14,989,248	$89,916	(37)	257	25,971	116,107

Exercise of stock options	33,630	326	—	—	—	326
Income tax benefit from stock options exercised	—	30	—	—	—	30
Stock-based compensation	—	—	28	—	—	28
Net loss	—	—	—	—	(1,190)	(1,190)	$(1,190)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	368	—	368	368

Comprehensive income (loss)							$(822)

Balances at September 30, 2003	15,022,878	$90,272	(9)	625	24,781	115,669

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

	Three months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,190)	(6,241)
Cumulative effect of change in accounting principle, net	—	6,058

Loss before cumulative effect of change in accounting principle	(1,190)	(183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,551	1,614
Bad debt expense	31	125
Deferred income taxes	—	2,856
Income tax benefit of stock options exercised	30	—
Loss on disposition of assets	6	4
Foreign exchange losses	75	22
Stock-based compensation	28	92
Changes in assets and liabilities:
Receivables	5,121	942
Inventories	(1,499)	600
Income tax receivable	718	(2,959)
Prepaid expenses and other assets	204	(119)
Accounts payable	(613)	(1,292)
Accrued representative commissions	101	123
Accrued compensation	(1,205)	(993)
Accrued severance and consolidation costs	1,177	121
Other liabilities	(632)	(102)

Net cash provided by operating activities	3,903	851
Cash flows from investing activities:
Acquisition of property and equipment	(592)	(343)
Purchase of license agreement	—	(200)

Net cash used by investing activities	(592)	(543)
Cash flows from financing activities:
Repurchase and retirement of common stock	—	(321)
Proceeds from exercise of stock options	326	13

Net cash provided (used) by financing activities	326	(308)
Effect of exchange rate changes on cash	91	(31)

Net change in cash and cash equivalents	$3,728	(31)
Cash and cash equivalents at beginning of period	37,130	24,811

Cash and cash equivalents at end of period	$40,858	24,780

(Continued)

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows-Continued
Thousands
(Unaudited)

	Three months ended
	September 30,

	2003	2002

Supplemental disclosure of cash flow information:
Interest paid	$—	12

Income taxes paid (received)	$(1,281)	44

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2003
(Unaudited)

1)	Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.’s (SBS or the Company) Annual Report on Form 10-K for the year ended June 30, 2003 have been adhered to in preparing the accompanying interim condensed consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior year balances to conform to current year presentation.

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) on July 1, 2002. In accordance with the provisions of SFAS 142, the Company completed the required transitional goodwill impairment analysis during the year ended June 30, 2003 and recorded a transitional impairment charge of approximately $9.5 million ($6,058,000, net of income taxes) effective July 1, 2002.

Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Substantially all stock-based compensation reflected in reported net loss relates to restricted stock award grants to members of the Company’s Board of Directors, as all employee stock options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the grant date. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three months ended
Thousands (except per share amounts)	September 30,

	2003	2002

Net loss, as reported	(1,190)	(6,241)
Add: stock-based employee compensation included in reported net loss, net of tax effects	17	56
Deduct: stock-based employee compensation determined under fair value method for all awards, net of tax effects	(131)	(1,006)

Pro forma net loss	(1,304)	(7,191)

Net loss per common share — as reported	(0.08)	(0.42)

Net loss per common share — pro forma	(0.09)	(0.48)

Net loss per common share assuming dilution - as reported	(0.08)	(0.42)

Net loss per common share assuming dilution - pro forma	(0.09)	(0.48)

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2003
(Unaudited)

2)	Receivables, net

Receivables, net consist of the following:

	September 30,	June 30,
Thousands	2003	2003

Accounts receivable	$18,702	24,000
Less allowance for doubtful accounts	(653)	(836)

	$18,049	23,164

3)	Inventories

Inventories consist of the following:

	September 30,	June 30,
Thousands	2003	2003

Raw materials	$8,722	8,793
Work in process	5,526	5,414
Finished goods	4,169	2,609

	$18,417	16,816

During the quarter ended September 30, 2003, approximately $230,000 of inventory previously written down to zero cost had been sold.

4)	Goodwill and Intangible Assets

The Company adopted SFAS 142 on July 1, 2002. In accordance with the provisions of SFAS 142, the Company completed the required transitional goodwill impairment analysis during the year ended June 30, 2003. As a result, the Company recorded a transitional impairment charge of approximately $9.5 million ($6,058,000 net of income taxes) which has been reflected as a cumulative effect of a change in accounting principle in the three months ended September 30, 2002 in the accompanying statements of operations.

On April 1, 2003, the Company completed the required annual goodwill impairment analysis for the fiscal year ended June 30, 2003 and the estimated fair value of goodwill was determined to be in excess of its carrying value, indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the three months ended September 30, 2003 are as follows:

Total Goodwill by Operating Segment

Thousands	Americas	Europe	Total

Balance at June 30, 2003	$3,496	12,628	16,124
Foreign currency translation adjustments	8	168	176

Balance at September 30, 2003	$3,504	12,796	16,300

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2003
(Unaudited)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

Amortized Intangible Assets

		Gross
	Estimated	carrying	Accumulated	Net carrying
Thousands	useful life	amount	amortization	amount

As of September 30, 2003
Core developed technology	2 - 7 yrs	$9,718	5,966	3,752
License agreements	2 - 5 yrs	2,425	1,414	1,011
Covenant not to compete	3 - 5 yrs	2,838	1,496	1,342
Other intangibles	8 - 17 yrs	368	132	236

Total		$15,349	9,008	6,341

As of June 30, 2003
Core developed technology	2 - 7 yrs	$9,723	5,679	4,044
License agreements	2 - 5 yrs	2,561	1,424	1,137
Covenant not to compete	3 - 5 yrs	2,842	1,365	1,477
Other intangibles	8 - 17 yrs	368	120	248

Total		$15,494	8,588	6,906

The following table summarizes estimated amortization expense for future periods as follows:

Estimated amortization expense:	Thousands

Remainder of fiscal year ending June 30, 2004	$1,570
For the fiscal years ending:
June 30, 2005	1,734
June 30, 2006	1,310
June 30, 2007	1,181
June 30, 2008	512
Thereafter	34

6,341

5)	Product Warranty Liability

The Company’s customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products. The following table presents the activity in the Company’s product warranty liability for the three months ended September 30, 2003:

Thousands

Balance at beginning of period	$548
Estimated warranty costs for product sales	368
Adjustments to settle warranty activity	(270)

Balance at end of period	$646

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2003
(Unaudited)

6)	Earnings Per Share

Net income (loss) per share is based on weighted average shares outstanding. Net income (loss) per share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

	Three months ended
Thousands (except per share amounts)	September 30,

	2003	2002

Loss before cumulative effect of change in accounting principle	(1,190)	(183)
Cumulative effect of change in accounting principle	—	(6,058)

Net loss	(1,190)	(6,241)

Net loss per share
Weighted-average common shares outstanding	15,001	14,615

Loss before cumulative effect of change in accounting principle	(0.08)	(0.01)
Cumulative effect of change in accounting principle	—	(0.41)

Net loss	(0.08)	(0.42)

Net loss per share — assuming dilution
Weighted-average common shares outstanding used in earnings per share computations	15,001	14,615

Loss before cumulative effect of change in accounting principle	(0.08)	(0.01)
Cumulative effect of change in accounting principle	—	(0.41)

Net loss	(0.08)	(0.42)

Shares Used in Per Share Computations
Weighted average common shares outstanding	15,001	14,615
Incremental shares from assumed conversions - potential common shares	—	—

Shares used in computations — assuming dilution	15,001	14,615

Due to the reported net loss for the three months ended September 30, 2003 and 2002, 133,182 and 22,710 potential common shares, respectively, were not included in the computation of earnings per share - assuming dilution because the effect would be anti-dilutive. For the three months ended September 30, 2003 and 2002, options to purchase 2,443,815 and 3,376,444 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

7)	Comprehensive Income (Loss)

Comprehensive loss was ($822,000) for the three months ended September 30, 2003. Comprehensive loss for the three months ended September 30, 2002 of ($6,449,000) includes a transitional impairment charge of $6,058,000, net of tax, as a result of the Company’s adoption of SFAS 142 effective July 1, 2002. The difference between comprehensive loss and net loss was related to foreign currency translation adjustments.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2003
(Unaudited)

8)	Segment Financial Data

As a result of changes in management responsibility, the Company’s desire to enhance its regional-based sales and service to the Company’s European customers and the June 2003 acquisition of SBS Canada (formerly Avvida Holdings Corp. and Avvida Systems Inc.), the Company changed its reportable segments to a structure based on geographic markets. This change has enabled management to focus on regional market development, alignment of sales channels with customers’ product needs, and enhancement of customer service and satisfaction.

The Company operates worldwide through two operating segments: the Americas Group and the Europe Group. Each segment has its own sales and distribution channels and a manager who reports directly to the Company’s Chief Executive Officer. The Americas Group consists of the Company’s operations based in the United States and Canada including the engineering, test, and assembly activities in Albuquerque, New Mexico, Mansfield, Massachusetts, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, and Waterloo, Ontario, Canada, as well as the manufacturing operations located in St. Paul, Minnesota. The Europe Group consists of the Company’s operations based in Germany which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

SBS measures the results of operations for segments (segment profit (loss)) based on income (loss) before income taxes and the cumulative effect of change in accounting principle and prior to (a) the allocation of corporate overhead expenses other than marketing costs, (b) substantially all amortization associated with acquisitions and (c) the majority of interest income and interest expense. The accounting policies used to measure segment profit (loss) are the same as those referred to in note 1. Reportable segments for all periods presented have been reclassified to conform to the current segment reporting structure.

		Americas	Europe	Corporate &
Thousands		Group	Group	Unallocated (1)	Total

Three-month periods ended September 30
Gross sales	2003	21,535	7,761	—	29,296
Inter-segment sales		(1,257)	(1,462)	—	(2,719)

Sales to external customers		20,278	6,299	—	26,577

Gross sales	2002	25,060	4,426	—	29,486
Inter-segment sales		(241)	(1,412)	—	(1,653)

Sales to external customers		24,819	3,014	—	27,833

Segment profit (loss)	2003	(121)	1,310	(3,020)	(1,831)
	2002	2,333	486	(3,130)	(311)

Total Assets	As of September 30, 2003	31,188	18,679	77,219	127,086
	As of June 30, 2003	35,798	17,540	75,272	128,610

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate marketing costs, substantially all interest expense and interest income, and substantially all amortization associated with acquisitions. Corporate assets primarily include cash and cash equivalents, deferred and current income tax assets, goodwill and intangible assets.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2003
(Unaudited)

9)	Employee Severance and Consolidation Costs

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company’s St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. The total employee severance and consolidation costs to be incurred as a result of the consolidation are estimated at approximately $3.3 million. Included in the estimated total costs of $3.3 million are approximately $150,000 of severance and other costs to be recorded in future periods as incurred in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The total estimated costs as a result of the consolidation includes employee severance and related costs recorded over the remaining service period in accordance with SFAS 146, consolidation costs recorded as incurred in accordance with SFAS 146, leasehold improvement impairment charges recorded as a result of the announcement in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and lease termination costs recorded on the cease use date in accordance with SFAS 146. The following table summarizes the accounting for the consolidation and closure of the Company’s Carlsbad, California facility:

Thousands
	Employee	Property
	severance	and
Description	and related costs	equipment	Facilities	Other costs	Total

Quarter ended June 30, 2003
Employee severance and consolidation costs	$290	841	—	—	$1,131
Expenditures	(66)	—	—	—	(66)
Write-offs	—	(841)	—	—	(841)

Accrued at June 30, 2003	$224	—	—	—	$224

Quarter ended September 30, 2003
Employee severance and consolidation costs	$429	—	1,350	275	$2,054
Expenditures	(531)	—	(71)	(275)	(877)

Accrued at September 30, 2003	$122	—	1,279	—	$1,401

The lease termination costs, recorded on the cease use date as a result of closure of the Company’s Carlsbad, California facility, represents the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining accrued employee severance and related costs are expected to be paid over the next three months. The remaining facilities costs represent primarily lease obligations expected to be paid monthly through April 2006.

On July 22, 2002, due to the continued depressed economic and market conditions impacting the Company’s communications customers, SBS notified 19 full and part-time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. For the same reason, on September 30, 2002, SBS notified 22 additional employees that their jobs were being eliminated. As a result, for the quarter ended September 30, 2002, SBS recorded employee severance and consolidation costs of $335,000. There are no costs remaining to be paid related to these activities at September 30, 2003.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation

For a description of SBS’ critical accounting policies and an understanding of the significant factors that influenced SBS’ performance during the three months ended September 30, 2003 and 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2003.

Company Overview

We design and build open-architecture embedded computer products that enable original equipment manufacturers (“OEM”) to serve the commercial, communications and government markets. Our products are integrated into a variety of applications, including communications networking, medical imaging, industrial automation and military systems. Our portfolio includes an extensive line of CPU boards, computer interconnections, avionics, telemetry, and fully integrated systems and enclosures. Our objective is to continue to capitalize on our design expertise and customer service capabilities to enhance product quality and reduce time to market for OEM customers. We have grown, and intend to continue to do so, through a combination of internal growth and acquisitions. We completed eleven acquisitions between 1992 and June 30, 2003 that broadened our product offerings and customer base. We achieve internal growth by expanding our existing product lines through new product development, through increasing penetration of our existing customer base, and by adding new customers.

During the first quarter of fiscal 2004:

•	Sales were $26.6 million;

•	Consolidation and closure of our Carlsbad, California facility was completed;

•	Cash increased to $40.9 million as of September 30, 2003 and we remain debt free; and

•	Gross profit as a percentage of sales was 48.7%.

Sales for the three-month period ended September 30, 2003, were $26.6 million, a 4.5% decrease from the $27.8 million in sales for the three-month period ended September 30, 2002. On a sequential basis, sales decreased 10%, compared with sales of $29.5 million for the quarter ended June 30, 2003. Total company sales for the quarter ended September 30, 2003 were negatively impacted by approximately $2.0 million due to shipment delays caused by production issues associated with certain advanced technology systems.

Net loss for the three-month period ended September 30, 2003 was ($1,190,000), or net loss per share — assuming dilution of ($0.08). Our reported net loss during the first quarter of fiscal 2004 included employee severance and consolidation costs of approximately $2.1 million ($0.09 per share assuming dilution on an after tax basis). The net loss in fiscal 2004 compares with a loss before the cumulative effect of change in accounting principle of ($183,000) or ($0.01) per common share — assuming dilution for the same period of the prior fiscal year. Net loss for the three-month period ended September 30, 2002 was ($6,241,000), or net loss per common share — assuming dilution of $(0.42), including the $9.5 million transitional impairment charge, ($6,058,000 net of tax or $0.41 per share assuming dilution), related to the cumulative effect of change in accounting as a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) effective July 1, 2002.

Results of Operation
(references to fiscal 2004 and fiscal 2003 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

	Three months ended
	September 30

	2003	2002

Sales	100.0	100.0
Cost of sales	51.3	51.7

Gross profit	48.7	48.3
Selling, general and administrative expense	28.7	29.6
Research and development expense	18.1	16.9
Employee severance and consolidation costs	7.7	1.2
Amortization of intangible assets	2.1	2.1

Operating loss	(7.9)	(1.5)
Interest and other income, net	1.3	0.5
Foreign exchange losses	(0.3)	(0.1)

Loss before income taxes and cumulative effect of change in accounting principle	(6.9)	(1.1)
Income tax benefit	(2.4)	(0.5)

Loss before cumulative effect of change in accounting principle	(4.5)	(0.6)
Cumulative effect of change in accounting principle	—	(21.8)

Net loss	(4.5)	(22.4)

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Sales. For the three-month period ended September 30, 2003, sales declined 4.5%, or $1.3 million, from sales of $27.8 million during fiscal 2003, to $26.6 million. On a sequential basis, sales decreased 10%, or $2.9 million compared to sales for the quarter ended June 30, 2003 of $29.5 million. Total company sales for the quarter ended September 30, 2003 were negatively impacted by approximately $2.0 million due to shipment delays caused by production issues associated with advanced technology systems. The decline was partially offset by approximately $0.3 million of sales contributed from the acquisition of Avvida Systems (Avvida) on June 30, 2003.

By end market, sales for the first quarter of fiscal 2004 compare to the comparable period of fiscal 2003 as follows:

•	Sales to government customers were $13.1 million, an increase of 4%;

•	Sales to commercial customers were $8.7 million, a decrease of 22%; and

•	Sales to communications customers were $4.8 million, an increase of 17%.

Looking forward, we are beginning to be encouraged by the external market environment. Defense funding levels for the U.S. government fiscal year which began on October 1, 2003, include funds for programs in which we believe our products are well positioned. In both the commercial and communications markets, we see indications of new activity. For example, in the wireless market, next generation push-to-talk (i.e. walkie-talkie) services are generating interest, which we believe will generate requirements for additional infrastructure in both wireless equipment and network monitoring — creating opportunities for our products. In the commercial market, we also continue to see opportunities for our products in medical and semiconductor manufacturing equipment. At this time, we expect consolidated sales to be between $30 million and $31 million for the quarter ending December 31, 2003; however, actual results may vary.

Gross Profit. For the three-month period ended September 30, 2003, gross profit of $12.9 million represented a decrease of $521,000, or 3.9%, from the $13.5 million during the three month period ended September 30, 2002. The decrease in gross profit was primarily due to the decline in sales. During the three months ended September 30, 2003 and 2002, gross profit included approximately $230,000 and $375,000, respectively, as a result of the utilization of inventory previously written down to zero cost. Gross profit as a percent of sales was consistent at 48.7 percent in the first quarter of fiscal 2004 compared to 48.3 percent in the first quarter of fiscal 2003. On a sequential basis, gross profit decreased 12.8%, or $1.9 million, compared to gross profit of $14.8 million during the quarter ended June 30, 2003. The decrease in gross profit when compared to the quarter ended June 30, 2003 was due to the decline in sales and a change in the sales mix to lower gross margin products. For these reasons, gross profit as a percentage of sales decreased to 48.7% in the first quarter of fiscal 2004 from 50.2% during the three-month period ended June 30, 2003. For the quarter ending December 31, 2003, we anticipate gross profit as a percentage of sales to be similar to or slightly better than the percentage experienced during the quarter ended September 30, 2003; however, actual results may vary.

Selling, General and Administrative Expense. For the three-month period ended September 30, 2003, selling, general and administrative (SG&A) expense decreased 7.5%, or $617,000, from $8.2 million for the three-month period ended September 30, 2002, to $7.6 million. This decrease was due primarily to the cost reduction efforts implemented in connection with the consolidation of operations during the past several quarters, partially offset by the costs added as a result of the acquisition of Avvida in June 2003. As a result, SG&A expense as a percentage of sales decreased to 28.7% during the first quarter of fiscal 2004, from 29.6% in the comparable period of fiscal 2003.

Research and Development Expense. For the three-month period ended September 30, 2003, research and development (R&D) expense increased 2.1%, or $97,000, from $4.7 million for the three-month period ended September 30, 2002, to $4.8 million. The increase was due primarily to the addition of research and development employees as a result of the acquisition of Avvida offset by reduced costs due to our consolidation of the communications operations and the closure of our Carlsbad, California facility. Due primarily to the decline in sales, R&D expense as a percentage of sales increased to 18.1% during the first quarter of fiscal 2004, from 16.9% in the same period of fiscal 2003.

Employee Severance and Consolidation Costs. On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. This consolidation was completed in August, 2003. As a result of these actions, we recorded employee severance and consolidation costs totaling $2.1 million during the three-month period ended September 30, 2003. These costs included:

•	Employee severance and related costs of $429,000 (recorded over the remaining service period in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities) due to the reduction of our workforce. Of this amount, approximately $122,000 was accrued at September 30, 2003; we expect to pay substantially all of these costs during the quarter ending December 31, 2003. The remaining severance and related costs associated with the closure of the Carlsbad, California facility are estimated not to exceed $50,000 and will be recorded as incurred during the remainder of fiscal 2004.

•	Other consolidation costs of $275,000 (recorded as incurred in accordance with SFAS 146) as a result of the consolidation of our communications operations to other facilities. There were no accrued consolidation costs at September 30, 2003. The remaining consolidation related costs are estimated not to exceed $100,000 and will be recorded as incurred during the remainder of fiscal 2004.

•	Lease termination costs of $1,350,000 (recorded on the cease use date in accordance with SFAS 146) as a result of the closure of our Carlsbad, California facility in August 2003. The lease termination costs represent the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining lease obligations are expected to be paid monthly through April 2006.

Employee severance and consolidation costs of $335,000 recorded during the three months ended September 30, 2002 were primarily the result of workforce reductions implemented as a result of the depressed market conditions impacting our communications market customers.

Amortization of Intangible Assets. For the three-month period ended September 30, 2003, amortization of intangible assets was $548,000, compared to $584,000 for the three-month period ended September 30, 2002. Amortization expense in the prior fiscal year included a write-down of $136,000 recorded in connection with a prepaid license agreement for a product that SBS determined during the quarter ended September 30, 2002, would not be brought to market. In addition, amortization in fiscal 2004 increased due to the purchased identifiable intangible assets recorded in connection with the acquisition of Avvida Systems in June 2003.

Interest and Other Income, Net. For the three-month period ended September 30, 2003, net interest and other income of $342,000, which included interest received in connection with income tax refunds of payments made in prior periods of approximately $250,000, represented an increase of 173.6% from the $125,000 in the same period of fiscal 2003. Excluding the interest on the tax refunds in fiscal 2004, net interest and other income represents primarily interest income associated with surplus cash. Net interest earnings on surplus cash balances declined from fiscal 2003 levels due to lower interest rates.

Income Tax Benefit. For the three-month periods ended September 30, 2003 and 2002, income tax benefit was recorded based upon our estimated worldwide effective tax rates for the respective fiscal years of 35.0% and 41.2%, respectively. The difference in the effective income tax rate was due principally to the impact of a shift in the mix of pre-tax income from domestic and foreign sources.

Cumulative Effect of Change in Accounting Principle. For the three month period ended September 30, 2002, we recorded a transitional impairment charge of $9.5 million ($6,058,000 net of tax), reported as a cumulative effect of change in accounting principle, as a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) effective July 1, 2002.

Earnings Per Share. For the three-month period ended September 30, 2003, net loss per common share and net loss per common share — assuming dilution were $(0.08). This compares to the per share loss before the cumulative effect of the change in accounting principle of $(0.01) during the three-month period ended September 30, 2002. For the three-month period ended September 30, 2002, net loss per share and net loss per common share — assuming dilution of $(0.42) included the impact of the cumulative effect of change in accounting for goodwill of $(0.41) per common share as a result of our adoption of SFAS 142 effective July 1, 2002.

Review of Business Segments

During fiscal 2004, we changed our reportable segments to a structure based on geographic markets as a result of changes in management responsibility, our desire to enhance its regional-based sales and service to our European customers, and the June 2003 acquisition of SBS Canada (formerly Avvida Holdings Corp. and Avvida Systems Inc.). This change has enabled management to focus on regional market development, alignment of sales channels with customers’ product needs, and enhancement of customer service and satisfaction.

We operate worldwide through two operating segments: the Americas Group and the Europe Group. Each segment has its own sales and distribution channels and a manager who reports directly to our Chief Executive Officer. The Americas Group consists of our operations based in the United States and Canada, including the engineering, test, and assembly activities in Albuquerque, New Mexico, Mansfield, Massachusetts, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, and Waterloo, Ontario, Canada, as well as the manufacturing operations located in St. Paul, Minnesota. The Europe Group consists of our operations based in Germany, which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. We measure the results of operations for segments (Segment Profit (Loss)) based on income (loss) before income taxes and the cumulative effect of change in accounting principle and prior to:

•	the allocation of corporate overhead expenses other than marketing costs;
•	substantially all amortization expense associated with acquisitions; and
•	the majority of interest income earned on cash balances.

Americas Group

Three months ended	Sales to External	Segment
September 30,	Customers	Profit (Loss)

Fiscal 2004 Fiscal 2003	$20.3 million $24.8 million	$ (121,000) * $2,333,000

*	-	the fiscal 2004 segment loss includes approximately $2.0 million of employee severance and consolidation costs as a result of the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003.

Sales to External Customers. For the three-month period ended September 30, 2003, sales to external customers decreased 18.3%, or approximately $4.5 million, compared to the same quarter of fiscal 2003 as unit shipments declined across all product lines. Total company sales for the quarter ended September 30, 2003 were negatively impacted by approximately $2.0 million due to shipment delays caused by production issues associated with advanced technology systems. The Group’s fiscal 2004 sales to external customers exclude approximately $900,000 of sales that, after the transfer of sales and support for our European customers to our German operations, were included in sales for the Europe Group. The decrease was partially offset by the sales of approximately $0.3 million contributed by the acquisition of Avvida Systems in June 2003. We expect sales in the quarter ending December 31, 2003 to be between $23.5 million and $24 million; however, actual results may vary.

Segment Profit (Loss). For the three-month period ended September 30, 2003, segment loss of $(121,000) represents a decrease of approximately $2.5 million compared to the segment profit of $2,333,000 during the comparable period of fiscal 2003. The fiscal 2004 segment loss includes approximately $2.0 million of employee severance and consolidation costs as a result of the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003. The decrease in segment profit in fiscal 2004 also resulted from the reduced sales to external customers coupled with a change in product mix to lower margin products in fiscal 2004, partially offset by reduced SG&A expenses as a result of the actions discussed above. For the same reasons, for the three-month period ended September 30, 2003, segment profit (loss) as a percentage of sales to external customers declined from 9.4% for the three-month period ended September 30, 2002 to (1.0)%.

Europe Group

Three months ended	Sales to	Segment
September 30,	External Customers	Profit

Fiscal 2004 Fiscal 2003	$6.3 million $3.0 million	$ $	1,310,000 486,000

Sales to External Customers. For the three-month period ended September 30, 2003, sales to external customers increased 109%, or $3.3 million, compared to the same quarter of fiscal 2003. The Group’s first quarter sales included an increase of approximately $900,000 of sales that, prior to the transfer of sales and support for our European customers to our German operations, would have been included in sales of the Americas Group. We expect sales in the quarter ending December 31, 2003 to be between $6.5 million and $7 million; however, actual results may vary.

Segment Profit. For the three-month period ended September 30, 2003, the increase in segment profit was due primarily to the increase in sales, offset partially by an increase in SG&A and R&D expenses commensurate with the growth in business. For these reasons, segment profit as a percentage of sales increased 4.7% for fiscal 2004 to 20.8%, compared to 16.1% for the comparable period of fiscal 2003.

Liquidity and Financial Condition

We use a combination of internally generated funds, the sale of equity securities, and bank borrowings to finance our operations, acquisitions, working capital requirements and capital expenditures. Management believes that our internally generated funds will be sufficient to finance our current operations and capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, in the future we might require external financing through bank facilities, the sale of equity or debt securities, or other sources of capital. The sale of any equity or debt securities, if required, may result in additional dilution to the shareholders. We cannot be certain that additional financing will be available, in amounts, or on terms, acceptable to us.

Cash of $40.9 million at September 30, 2003 represents an increase of $3.7 million during the period. Sources of the increase include:

Cash flows from:	Thousands

Operating activities	$3,903
Investing activities	(592)
Financing activities	326
Net effect of exchange rate changes on cash	91

$3,728

Net cash inflows are comprised of cash provided by operating activities of $3.9 million, which included approximately $1.7 million of income tax refunds of payments made in prior periods received during the quarter, and the cash provided by the exercise of stock options of $326,000. These cash inflows were offset by $592,000 used for the purchase of capital equipment during the quarter. During the three month period ended September 30, 2003, the decrease in accounts receivable due to cash collections provided cash for operations of $5.1 million, and the increase in inventory used cash from operations of $1.5 million, prior to foreign currency translation adjustments of approximately $100,000, due to the delayed shipments discussed previously. Liabilities decreased by $1.1 million, consistent with the current level of business.

As of the date of this report, we do not have any material capital expenditure commitments. As of September 30, 2003, we were committed under noncancelable operating leases that expire at various dates through fiscal 2008, as described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

For the three-month period ended September 30, 2003, there was no significant impact from inflation.

Business Outlook

Looking forward, we are beginning to be encouraged by the external market environment. Defense funding levels for the U.S. government fiscal year which began on October 1, 2003, include funds for programs in which we believe our products are well positioned. In both the commercial and communications markets, we see indications of new activity. For example, in the wireless market, next generation push-to-talk (i.e. walkie-talkie) services are generating interest, which we believe will generate requirements for additional infrastructure in both wireless equipment and network monitoring — creating opportunities for our products. In the commercial market, we also continue to see opportunities for our products in medical and semiconductor manufacturing equipment. At this time, we expect consolidated sales to be between $30 million and $31 million for the quarter ending December 31, 2003; however, actual results may vary.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

SBS’ liquid investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, we believe that the market risk related to these investments is minimal. As a result of our German and Canadian operating and financing activities, we are exposed to market risk from changes in foreign currency exchange rates. As of September 30, 2003, we do not anticipate entering into foreign exchange forward contracts to reduce exposure to changes in foreign currency exchange rates.

Item 4 — Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as Exhibits to this Quarterly Report on Form 10-Q are certifications of the CEO (Exhibit 31.1) and the CFO (Exhibit 31.2), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting (Internal Controls) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SBS; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBS are being made only in accordance with authorizations of management and directors of SBS; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the SBS’ assets that could have a material effect on the financial statements. To the extent that components of our Internal Controls are included in our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K.

(a)	Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i	(1)	Restated Articles of Incorporation.
03.ii	(1)	Restated and Amended Bylaws.
04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.
04.b	(1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.
04.c	(1)	Form of certificate evidencing Common Stock.
04.1	(1)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2 and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, we appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent.
10.by	(1)	Employment agreement between Christopher J. Amenson, and SBS Technologies, Inc., effective April 17, 2003, dated April 17, 2003
10.bz	(1)	Employment agreement between Clarence W. Peckham, and SBS Technologies, Inc., effective April 17, 2003, dated April 17, 2003
10.ca	(1)	Employment agreement between James E. Dixon and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003
10.cb	(1)	Employment agreement between David H. Greig and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003
10.cc	(1)	Employment agreement between Bruce E. Castle and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003
31.1	(1)	Certification of the Company’s Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of the Company’s Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		(1) See Exhibit Index

(b)	Reports on Form 8-K during the quarter

1.	On August 12, 2003, SBS Technologies, Inc. filed a Form 8-K regarding its financial results for the quarter and fiscal year ended June 30, 2003.

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

James E. Dixon Jr. Executive Vice President and Chief Financial Officer
Date: November 12, 2003

INDEX TO EXHIBITS

Incorporated by Reference

Filed
Exhibit					Fiscal period	Here-
Number	Exhibit Description	Form	File No.	Exhibit	ended	with

3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2000
3.ii	Restated and amended By-laws dated November 10, 2000	10-Q	001-10981	3.ii	9-30-2000
4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	3.i	9-30-2000
4.b	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	9-30-2000
4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent	10-K	001-10981	4.1	6-30-2002
10.by	Employment agreement between Christopher J. Amenson and SBS Technologies, Inc., effective April 17, 2003, dated April 17, 2003					X
10.bz	Employment agreement between Clarence W. Peckham and SBS Technologies, Inc., effective April 17, 2003, dated April 17, 2003					X
10.ca	Employment agreement between James E. Dixon, Jr. and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003					X
10.cb	Employment agreement between David Greig and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003					X
10.cc	Employment agreement between Bruce E. Castle and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003					X
14	Code of Ethics	10-K	001-10981	14	6-30-2003
31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X
31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X
32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X
32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X