Form 10-Q
period 2003-12-31
SBS TECHNOLOGIES INC
filed 2004-02-13
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The total number of shares outstanding of the registrant’s Common Stock as of January 30, 2004 was 15,133,367.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and business of SBS Technologies, Inc. and subsidiaries (referred to variously as “SBS”, “we”, “us” and “our”). You may find many of these statements by looking for words like “intends,” “expects,” “projects,” “believes,” “anticipates” or similar expressions in this Form 10-Q. We consider all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

•	statements about future events and our future financial performance;

•	expected sales and gross margin;

•	financing plans and expectations of internally-generated cash flows, including cash flows from employee stock option exercises;

•	new product introductions;

•	growth of the markets we serve;

•	business strategy and competitive position;

•	plans and objectives of management for future operations;

•	growth opportunities for existing products and services; and

•	benefits from new technology.

     These statements are not guarantees of our future performance. They are based upon our assumptions and assessments only on the date we made them and in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. Our assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels based on preliminary information, and others. Risks, uncertainties, and other important factors could cause actual performance or achievements to be materially different from those we may project. These risks, uncertainties, and factors include:

•	general business and economic conditions affecting our customers and their end customers, including changes in the size and program priorities of military procurement budgets, may be less favorable than we expect, resulting in lower sales and earnings;

•	a high degree of uncertainty and rapid change in the markets addressed by our products, which may affect the timing and amount of future sales levels or cause the market value of our inventory to decline, resulting in reduced gross profit levels;

•	customer demand for and acceptance of our products, which may be less than we expect, which may decrease both sales and margins;

•	our ability to acquire and integrate new businesses, which may be more costly than we expect;

•	our ability to design, test, and introduce new products on a timely basis, which if not timely, may decrease both sales and margins;

•	the financial condition of our customers, which, if less favorable than we expect, could result in reduced sales and earnings;

•	changes in foreign currency exchange rates, which could impact our financial results;

•	changes in U.S. and foreign laws and regulations, which could result in increased costs, lowered sales, or reduced earnings; and

•	the other risk factors listed under “Risk Factors” included in SBS’ Annual Report on Form 10-K for the year ended June 30, 2003.

     Many of the factors that will determine these items are beyond our ability to control or predict. We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

	December 31,	June 30,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$42,397	37,130
Receivables, net	21,043	23,164
Inventories	21,602	16,816
Income tax receivable	3,568	4,830
Deferred income taxes	1,144	1,629
Prepaid expenses	1,026	1,661
Other current assets	466	431

Total current assets	91,246	85,661

Property and equipment, net	8,151	8,462
Goodwill, net	17,461	16,124
Intangible assets, net	5,882	6,906
Deferred income taxes	11,165	11,086
Other assets	270	371

Total assets	$134,175	128,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,630	3,990
Accrued representative commissions	871	688
Accrued compensation	4,047	4,595
Accrued severance and consolidation costs	1,193	224
Other current liabilities	2,424	2,977

Total current liabilities	13,165	12,474
Other long-term liabilities	21	29

Total liabilities	13,186	12,503

Stockholders’ equity:
Common stock, no par value; 200,000,000 shares authorized; 15,126,672 issued and outstanding at December 31, 2003, 14,989,248 issued and outstanding at June 30, 2003	91,342	89,916
Unearned compensation	(117)	(37)
Accumulated other comprehensive income	3,451	257
Retained earnings	26,313	25,971

Total stockholders’ equity	120,989	116,107

Total liabilities and stockholders' equity	$134,175	128,610

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2003	2002	2003	2002

Sales	$32,503	29,260	59,080	57,093
Cost of sales	16,469	14,155	30,113	28,534

Gross profit	16,034	15,105	28,967	28,559
Selling, general and administrative expense	7,998	8,532	15,616	16,766
Research and development expense	4,747	4,735	9,558	9,421
Employee severance and consolidation costs	276	234	2,330	598
Amortization of intangible assets	553	452	1,101	1,036

Operating income	2,460	1,152	362	738

Interest and other income, net	104	100	446	225
Foreign exchange losses	(207)	(5)	(282)	(27)

	(103)	95	164	198

Income before income taxes and cumulative effect of change in accounting principle	2,357	1,247	526	936
Income tax expense	825	381	184	253

Income before cumulative effect of change in accounting principle	1,532	866	342	683
Cumulative effect of change in accounting principle (net of income taxes of $3,412)	—	—	—	(6,058)

Net income (loss)	$1,532	866	342	(5,375)

Earnings per share data:
Net income (loss) per share:
Income before cumulative effect	$0.10	0.06	0.02	0.05
Cumulative effect of change in accounting principle	—	—	—	(0.41)

Net income (loss)	$0.10	0.06	0.02	(0.36)

Net income (loss) per share — assuming dilution:
Income before cumulative effect	$0.10	0.06	0.02	0.05
Cumulative effect of change in accounting principle	—	—	—	(0.41)

Net income (loss)	$0.10	0.06	0.02	(0.36)

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For Six Months Ended December 31, 2003
Thousands (except share amounts)
(Unaudited)

				Accumulated		Total
	Common stock		Unearned	other		Stock-	Compre-
			Compen-	Comprehensive	Retained	holders'	hensive
	Shares	Amount	sation	income	earnings	Equity	income

Balances at June 30, 2003	14,989,248	$89,916	(37)	257	25,971	116,107
Exercise of stock options	126,148	1,212	—	—	—	1,212
Income tax benefit from stock options exercised	—	74	—	—	—	74
Stock-based compensation	—	—	60	—	—	60
Restricted stock awards issued to directors	11,276	140	(140)	—	—	—
Net income	—	—	—	—	342	342	$342
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	3,194	—	3,194	3,194

Comprehensive income							$3,536

Balances at December 31, 2003	15,126,672	$91,342	(117)	3,451	26,313	120,989

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

	Six months ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$342	(5,375)
Cumulative effect of change in accounting principle, net	—	6,058

Income before cumulative effect of change in accounting principle	342	683
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,111	3,032
Bad debt expense	—	268
Deferred income taxes	456	2,861
Income tax benefit of stock options exercised	74	—
Loss on disposition of assets	12	5
Foreign exchange losses	282	27
Stock-based compensation	60	218
Changes in assets and liabilities:
Receivables	2,663	(1,557)
Inventories	(4,227)	(616)
Income tax receivable	1,247	(2,750)
Prepaid expenses and other assets	740	(700)
Accounts payable	297	(282)
Accrued representative commissions	156	442
Accrued compensation	(643)	(554)
Accrued severance and consolidation costs	969	—
Other liabilities	(589)	253

Net cash provided by operating activities	4,950	1,330
Cash flows from investing activities:
Acquisition of property and equipment	(1,616)	(666)
Purchase of license agreement	—	(200)

Net cash used by investing activities	(1,616)	(866)
Cash flows from financing activities:
Repurchase and retirement of common stock	—	(321)
Proceeds from exercise of stock options	1,212	13

Net cash provided (used) by financing activities	1,212	(308)
Effect of exchange rate changes on cash	721	188

Net change in cash and cash equivalents	$5,267	344
Cash and cash equivalents at beginning of period	37,130	24,811

Cash and cash equivalents at end of period	$42,397	25,155

Supplemental disclosure of cash flow information:
Interest paid	$—	12

Income taxes (received) paid, net	$(1,078)	252

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2003
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

	Three months ended		Six months ended
Thousands (except per share amounts)	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss), as reported	$1,532	866	342	(5,375)
Add: stock-based employee compensation included in reported net income (loss), net of tax effects	20	77	37	133
Deduct: stock-based employee compensation determined under fair value method for all awards, net of tax effects	(481)	(880)	(612)	(1,885)

Pro forma net income (loss)	$1,071	64	(233)	(7,127)

Net income (loss) per common share — as reported	$0.10	0.06	0.02	(0.36)

Net income (loss) per common share — pro forma	0.07	0.00	(0.02)	(0.49)

Net income (loss) per common share assuming dilution — as reported	$0.10	0.06	0.02	(0.36)

Net income (loss) per common share assuming dilution — pro forma	0.07	0.00	(0.02)	(0.49)

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
December 31, 2003
(Unaudited)

2)	Receivables, net

Receivables, net consist of the following:

	December 31,	June 30,
Thousands	2003	2003

Accounts receivable	$21,449	24,000
Less allowance for doubtful accounts	(406)	(836)

	$21,043	23,164

3)	Inventories

Inventories consist of the following:

	December 31,	June 30,
Thousands	2003	2003

Raw materials	$9,713	8,793
Work in process	6,269	5,414
Finished goods	5,620	2,609

	$21,602	16,816

During the three and six month periods ended December 31, 2003, approximately $225,000 and $455,000, respectively, of inventory previously written down to zero cost had been sold.

4)	Goodwill and Intangible Assets

The Company adopted SFAS 142 on July 1, 2002. In accordance with the provisions of SFAS 142, the Company completed the required transitional goodwill impairment analysis during the year ended June 30, 2003. As a result, the Company recorded a transitional impairment charge of approximately $9.5 million ($6,058,000 net of income taxes) which has been reflected as a cumulative effect of a change in accounting principle in the six months ended December 31, 2002 in the accompanying statements of operations.

On April 1, 2003, the Company completed the required annual goodwill impairment analysis for the fiscal year ended June 30, 2003 and the estimated fair value of goodwill was determined to be in excess of its carrying value, indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the six months ended December 31, 2003 are as follows:

Total Goodwill by Operating Segment

Thousands	Americas	Europe	Total

Balance at June 30, 2003	$3,496	12,628	16,124
Foreign currency translation adjustments	143	1,194	1,337

Balance at December 31, 2003	$3,639	13,822	17,461

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
December 31, 2003
(Unaudited)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

Amortized Intangible Assets

		Gross
	Estimated	carrying	Accumulated	Net carrying
Thousands	useful life	amount	amortization	amount

As of December 31, 2003
Core developed technology	2 - 7 yrs	$9,762	6,258	3,504
License agreements	2 - 5 yrs	2,425	1,537	888
Covenant not to compete	3 - 5 yrs	2,905	1,642	1,263
Other intangibles	8 - 17 yrs	371	144	227

Total		$15,463	9,581	5,882

As of June 30, 2003
Core developed technology	2 - 7 yrs	$9,723	5,679	4,044
License agreements	2 - 5 yrs	2,561	1,424	1,137
Covenant not to compete	3 - 5 yrs	2,842	1,365	1,477
Other intangibles	8 - 17 yrs	368	120	248

Total		$15,494	8,588	6,906

The following table summarizes estimated amortization expense for future periods as follows:

Estimated amortization expense:	Thousands
Remainder of fiscal year ending June 30, 2004	$1,111
For the fiscal years ending:
June 30, 2005	1,734
June 30, 2006	1,310
June 30, 2007	1,181
June 30, 2008	512
Thereafter	34

$5,882

5)	Product Warranty Liability

The Company’s customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products. The following table presents the activity in the Company’s product warranty liability for the six months ended December 31, 2003:

Thousands
Balance at beginning of period	$548
Estimated warranty costs for product sales	544
Adjustments to settle warranty activity	(441)

Balance at end of period	$651

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
December 31, 2003
(Unaudited)

6)	Earnings Per Share

Net income (loss) per share is based on weighted average shares outstanding. Net income (loss) per share — assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

	Three months ended		Six months ended
Thousands (except per share amounts)	December 31,		December 31,

	2003	2002	2003	2002

Income before cumulative effect of change in accounting principle	1,532	866	342	683
Cumulative effect of change in accounting principle	—	—	—	(6,058)

Net income (loss)	1,532	866	342	(5,375)

Net income (loss) per share
Weighted-average common shares outstanding	15,087	14,598	15,044	14,607

Income before cumulative effect of change in accounting principle	0.10	0.06	0.02	0.05
Cumulative effect of change in accounting principle	—	—	—	(0.41)

Net income (loss)	0.10	0.06	0.02	(0.36)

Net income (loss) per share — assuming dilution
Weighted-average common shares outstanding used in earnings per share computations	15,391	14,627	15,262	14,607

Income before cumulative effect of change in accounting principle	0.10	0.06	0.02	0.05
Cumulative effect of change in accounting principle	—	—	—	(0.41)

Net income (loss)	0.10	0.06	0.02	(0.36)

Shares Used in Per Share Computations
Weighted average common shares outstanding	15,087	14,598	15,044	14,607
Incremental shares from assumed conversions - potential common shares	304	29	218	—

Shares used in computations — assuming dilution	15,391	14,627	15,262	14,607

Due to the reported net loss for the six months ended December 31, 2002, 25,644 potential common shares were not included in the computation of earnings per share — assuming dilution because the effect would be anti-dilutive. For the three and six month periods ended December 31, 2003, options to purchase 1,565,902 and 1,780,819 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share — assuming dilution because the options’ exercise prices were greater than the average market price of the common shares. For the three and six month periods ended December 31, 2002, options to purchase 3,121,129 and 3,267,443 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share — assuming dilution because the options’ exercise prices were greater than the average market price of the common shares.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
December 31, 2003
(Unaudited)

7)	Comprehensive Income (Loss)

Comprehensive income was $4.4 million and $3.5 million for the three and six months ended December 31, 2003, respectively, and $2.3 million for the three months ended December 31, 2002. Comprehensive loss of ($4.2) million for the six months ended December 31, 2002, includes a transitional impairment charge of $6,058,000, net of tax, as a result of the Company’s adoption of SFAS 142 effective July 1, 2002. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

8)	Segment Financial Data

As a result of changes in management responsibility, the Company’s desire to enhance its regional-based sales and service to the Company’s European customers and the June 2003 acquisition of SBS Canada (formerly Avvida Systems), the Company changed its reportable segments to a structure based on geographic markets. This change has enabled management to focus on regional market development, alignment of sales channels with customers’ product needs, and enhancement of customer service and satisfaction.

The Company operates worldwide through two operating segments: the Americas Group and the Europe Group. Each segment has management who reports directly to the Company’s Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of the Company’s operations based in the United States and Canada including the engineering, test, and assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada, as well as the manufacturing operations located in St. Paul, Minnesota. The Europe Group consists of the Company’s operations based in Germany which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

SBS measures the results of operations for segments (segment profit (loss)) based on income (loss) before income taxes and the cumulative effect of change in accounting principle and prior to (a) the allocation of corporate overhead expenses other than marketing costs, (b) substantially all amortization associated with acquisitions and (c) interest income and interest expense from our U.S. operations. The accounting policies used to measure segment profit (loss) are the same as those referred to in note 1. Reportable segments for all periods presented have been reclassified to conform to the current segment reporting structure.

		Americas	Europe	Corporate &
Thousands		Group	Group	Unallocated (1)	Total

Three month periods ended December 31
Gross sales	2003	24,731	10,790	—	35,521
Inter-segment sales		(1,291)	(1,727)	—	(3,048)

Sales to external customers		23,440	9,063	—	32,503
Gross sales	2002	24,770	5,866	—	30,636
Inter-segment sales		(528)	(848)	—	(1,376)

Sales to external customers		24,242	5,018	—	29,260
Segment profit (loss)	2003	3,601	2,066	(3,310)	2,357
	2002	3,218	1,158	(3,129)	1,247

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
December 31, 2003
(Unaudited)

		Americas	Europe	Corporate &
Thousands		Group	Group	Unallocated (1)	Total

Six month periods ended December 31
Gross sales	2003	46,266	18,551	—	64,817
Inter-segment sales		(2,549)	(3,188)	—	(5,737)

Sales to external customers		43,717	15,363	—	59,080
Gross sales	2002	49,829	10,292	—	60,121
Inter-segment sales		(768)	(2,260)	—	(3,028)

Sales to external customers		49,061	8,032	—	57,093
Segment profit (loss)	2003	3,480	3,376	(6,330)	526
	2002	5,551	1,644	(6,259)	936
Total Assets
As of December 31, 2003		35,470	21,905	76,800	134,175
As of June 30, 2003		35,798	17,540	75,272	128,610

(1)	The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate marketing costs, interest income and interest expense from our U.S. operations, and substantially all amortization associated with acquisitions. Corporate assets primarily include cash and cash equivalents from our U.S. operations, deferred and current income tax assets, goodwill and intangible assets.

9)	Employee Severance and Consolidation Costs

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company’s St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. The total employee severance and consolidation costs to be incurred as a result of the consolidation are estimated at approximately $3.6 million. Included in the estimated total costs of $3.6 million are approximately $140,000 of severance and other costs to be recorded in future periods as incurred in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The total estimated costs as a result of the consolidation includes employee severance and related costs recorded over the remaining service period, consolidation costs recorded as incurred, lease termination costs recorded on the cease use date (all in accordance with SFAS 146), and leasehold improvement impairment charges recorded as a result of the announcement in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
December 31, 2003
(Unaudited)

The following table summarizes the accounting for the consolidation and closure of the Company’s Carlsbad, California facility:

Thousands
	Employee	Property	Lease
	servance and	equipment	termination	Other
Description	related costs	equipment	charge	costs	Total

Quarter ended June 30, 2003
Employee severance and consolidation costs	$290	841	—	—	$1,131
Expenditures	(66)	—	—	—	(66)
Write-offs	—	(841)	—	—	(841)

Accrued at June 30, 2003	$224	—	—	—	$224
Six months ended December 31, 2003
Employee severance and consolidation costs	$450	—	1,485	395	$2,330
Expenditures	(631)	—	(334)	(395)	(1,361)

Accrued at December 31, 2003	$43	—	1,151	—	$1,193

The lease termination charge, recorded on the cease use date as a result of closure of the Company’s Carlsbad, California facility, represents the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining accrued employee severance and related costs are expected to be paid over the next three months. The remaining costs represent primarily lease obligations expected to be paid monthly through April 2006.

On July 22, 2002, due to the continued depressed economic and market conditions impacting the Company’s communications customers, SBS notified 19 full and part-time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. For the same reasons, on September 30, 2002, SBS notified 22 additional employees that their jobs were being eliminated and 12 other employees were notified that their jobs had been eliminated during the three months ended December 31, 2002. Also, SBS paid lease termination fees of approximately $186,000 in connection with the closure of certain locations during the three months ended December 31, 2002. As a result, for the six months ended December 31, 2002, SBS recorded employee severance and consolidation costs of $598,000. There are no costs remaining to be paid related to these activities at December 31, 2003.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of SBS’ critical accounting policies and an understanding of the significant factors that influenced SBS’ performance during the three and six months ended December 31, 2003 and 2002, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2003.

Company Overview

We design and build open-architecture embedded computer products that enable original equipment manufacturers to serve the commercial, communications and government markets. Our embedded computer products are used in a wide range of industries, including telecommunications, medical electronics, industrial automation and defense. Embedded computers are put inside or made part of larger systems to process information, control machines, move computer data between machines, and interact with people. They are found in machines ranging from aircraft to complex medical equipment, and are used for a variety of applications, such as retrieving satellite information and controlling manufacturing assembly lines.

We serve a broad range of customers. We currently list more than 400 products in the product section of our website, www.sbs.com. We help our customers get to market more quickly, more reliably and more economically by providing a wide range of standard and customized embedded computer products. Our products include processor boards, input/output modules, networking devices, and complete computer systems.

Technology drives our growth. As embedded computer applications expand, we broaden our product lines to meet our customers’ needs and to attract new customers. We invest in technology and customer service so that we can grow with our customers. We have grown, and intend to continue to do so, through a combination of internal growth and acquisitions. We grow by adding new products and improving existing products through our research and development program, attracting new customers with our products and service, and acquiring other companies. We completed eleven acquisitions between 1992 and June 30, 2003 that broadened our product offerings and customer base.

Executive Summary

During the quarter and six months ended December 31, 2003, we noted:

•	Sales for the quarter were $32.5 million, our strongest quarterly sales in more than two years;

•	Net income per share — assuming dilution for the quarter was $0.10, compared with $0.06 for the comparable period of the prior year.

Included in the results for the quarter were employee severance and consolidation costs associated with the closure of the Carlsbad, California facility of approximately $276,000 which negatively impacted net income per common share — assuming dilution by ($0.01) on an after tax basis. Substantially all of the costs associated with this consolidation effort have been recorded as of December 31, 2003.

•	Our book-to-bill ratio for the quarter was 1.17 to 1, as total bookings exceeded $38 million, our strongest bookings quarter in more than two years; and our book-to-bill ratio for the six months was 1.15 to 1.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales.

•	Order backlog increased for the fourth consecutive quarter to $45.5 million as of December 31, 2003, compared to $38.9 million as of September 30, 2003;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.

•	Six Design Wins were achieved during the quarter.

Each reported design win represents an initial purchase order of a minimum of $100,000 and is forecasted to produce a minimum of $500,000 in sales annually when in production.

By end market, the design wins include four in the government market, one in the commercial market, and one in the communications market.

•	During the quarter, one commercial customer represented approximately 10% of our total sales and one communications customer represented approximately 9% of our total sales. We had no other customer whose sales represented more than 5% of our total.

Financial Highlights

Select financial highlights during the three and six months ended December 31, 2003 compared to the three and six months ended December 31, 2002 and the quarter ended September 30, 2003 follows:

	Three months ended					Six months ended

Thousands (except	December 31,					December 31,
			%	Sept. 30,	%			%
per share amounts)	2003	2002	change	2003	change	2003	2002	change

Sales	$32,503	$29,260	11.1%	$26,577	22.3%	$59,080	$57,093	3.5%

Net income (loss) (*)	$1,532	$866	76.9%	$(1,190)	228.7%	$342	$(5,375)	106.4%

Net income (loss) per share — assuming dilution (**)	$0.10	$0.06		$(0.08)		$0.02	$(0.36)

*	The financial results for the six-months ended December 31, 2002 include a transitional impairment charge of $6,058,000, net of tax, or ($0.41) per common share — assuming dilution, for the cumulative effect of the change in accounting for goodwill, resulting from SBS’ adoption of SFAS 142 effective July 1, 2002.

**	Employee severance and consolidation costs associated with the closure of the Carlsbad, California facility negatively impacted net income per common share — assuming dilution by approximately ($0.01) and ($0.10) on an after tax basis for the three and six-months ended December 31, 2003, respectively.

See detailed analysis of the financial results below.

Results of Operations (references to fiscal 2004 and fiscal 2003 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.7%	48.4%	51.0%	50.0%

Gross profit	49.3%	51.6%	49.0%	50.0%
Selling, general and administrative expense	24.6%	29.2%	26.4%	29.4%
Research and development expense	14.6%	16.2%	16.2%	16.5%
Employee severance and consolidation costs	0.8%	0.8%	3.9%	1.0%
Amortization of intangible assets	1.7%	1.5%	1.9%	1.8%

Operating income	7.6%	3.9%	0.6%	1.3%
Interest and other income, net	0.3%	0.3%	0.8%	0.4%
Foreign exchange losses	(0.6)%	0.0%	(0.5)%	(0.1)%

Income before income taxes and cumulative effect of change in accounting principle	7.3%	4.3%	0.9%	1.6%
Income tax benefit	2.5%	1.3%	0.3%	0.4%

Income before cumulative effect of change in accounting principle	4.7%	3.0%	0.6%	1.2%
Cumulative effect of change in accounting principle	—	—	—	(10.6)%

Net income (loss)	4.7%	3.0%	0.6%	(9.4)%

Three and Six Month Periods Ended December 31, 2003 compared to the Three and Six Month Periods Ended December 31, 2002

Sales

Our total sales during the three and six months ended December 31, 2003 compared to the three and six months ended December 31, 2002 and the quarter ended September 30, 2003 follows:

	Three months ended					Six months ended

	December 31,					December 31,
			%	Sept. 30,	%			%
Thousands	2003	2002	change	2003	change	2003	2002	change

Sales	$32,503	$29,260	11.1%	$26,577	22.3%	$59,080	$57,093	3.5%

For the second quarter of fiscal 2004, sales increased $3.2 million compared to the same period of fiscal 2003, of which approximately $950,000 is the result of the impact of a weakening U.S. dollar on the translation of our Europe Group financial statements. On a sequential basis, sales increased $5.9 million or 22.3% compared with sales for the prior quarter of fiscal 2004. Sales for the second quarter included approximately $2.0 million of sales that were delayed at the end of the quarter ended September 30, 2003 due to production issues associated with certain advanced technology systems.

For the six months ended December 31, 2003, sales increased $2.0 million compared to the same period of fiscal 2003, of which approximately $1.4 million is the result of the impact of a weakening U.S. dollar on the translation of the Company’s Europe Group financial statements. Sales for the three and six months ended December 31, 2003, include approximately $0.3 million and $0.6 million contributed from the acquisition of SBS Canada (formerly Avvida Systems) in June 2003.

Sales by end market for the current quarter and year-to-date periods of fiscal 2004 compare to the comparable periods of fiscal 2003 and the prior fiscal quarter as indicated below:

SALES BY END MARKET
(dollars in thousands)

	Dec. 31,	% of	Dec. 31,	% of	Sept. 30,	% of
Three months ended:	2003	total	2002	total	2003	total

Government	$16,713	51%	$16,180	55%	$13,140	49%
Commercial	8,865	28%	9,584	33%	8,662	33%
Communications	6,925	21%	3,496	12%	4,775	18%

Total	$32,503	100%	$29,260	100%	$26,577	100%

	Dec. 31,	% of	Dec. 31,	% of
Six months ended:	2003	total	2002	total

Government	$29,853	50%	$28,825	50%
Commercial	17,527	30%	20,673	36%
Communications	11,700	20%	7,595	14%

Total	$59,080	100%	$57,093	100%

For the three months ended December 31, 2003, sales to government customers increased 3.3%, sales to commercial customers decreased 7.5% and sales to communications customers increased 98.1%, all compared with the comparable period of the prior fiscal year. For the six months ended December 31, 2003, sales to government customers increased 3.6%, sales to commercial customers decreased 15.2% and sales to communications customers increased 54.0%, all compared with the six months ended December 31, 2002. To align with current management responsibility, sales to a majority of our enterprise customers are reflected as sales to commercial customers.

Looking forward, we believe the increased bookings activity noted during the first quarter of this fiscal year that continued through the December quarter is a clear indicator that conditions within our markets continue to improve.

Our quoting activity is increasing and we believe, based on their forecasts, many of our customers are beginning to be more optimistic. In the government market, the demand for new systems and upgrades to existing systems continues to improve. In addition, our customers that address the wireless equipment and network monitoring portion of the communications market, and our semiconductor manufacturing equipment customers in the commercial market, are increasing their forecasts and orders for our products. In line with our strong bookings in fiscal 2004, we expect consolidated sales to be between $33 million and $34 million for the quarter ending March 31, 2004; however, actual results may vary.

Gross Profit

Gross profit during the three and six months ended December 31, 2003 compared to the three and six months ended December 31, 2002 and the quarter ended September 30, 2003 follows:

	Three months ended					Six months ended

	December 31,			Sept. 30,		December 31,
			Increase/		Incr/			Incr/
Thousands	2003	2002	(decrease)	2003	(decr)	2003	2002	(decr)

Gross profit	$16,034	$15,105	$929	$12,933	$3,101	$28,967	$28,559	$408

Gross profit as a percent of sales	49.3%	51.6%		48.7%		49.0%	50.0%

Utilization of inventory previously written down to zero cost	$225	$175		$230		$455	$550

Gross profit as a percent of sales for the three and six months ended December 31, 2003, decreased from levels noted in fiscal 2003 principally as a result of a higher proportion of sales of lower margin products in relation to total sales. The increase for this quarter in gross profit as a percent of sales compared to the preceding quarter is primarily due to the change in sales mix as a result of a higher proportion of sales to our government customers which traditionally represent higher margin sales. For the quarter ending March 31, 2004, we anticipate gross profit as a percentage of sales to be similar to the percentage experienced during the quarter ended December 31, 2003; however, actual results may vary.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the three and six months ended December 31, 2003 as compared to the three and six months ended December 31, 2002 follows:

	Three months ended			Six months ended
	December 31,			December 31,
			Increase/			Increase/
Thousands	2003	2002	(decrease)	2003	2002	(decrease)

SG&A expense	$7,998	$8,532	$(534)	$15,616	$16,766	$(1,150)

As a percent of sales	24.6%	29.2%		26.4%	29.4%

For the three and six months ended December 31, 2003, SG&A expense decreased 6.3% and 6.9%, respectively, compared to the same periods of the prior fiscal year, due primarily to the cost reduction efforts implemented in connection with the consolidation of operations during the past several quarters, partially offset by the costs added as a result of the acquisition of SBS Canada in June 2003. For these reasons, together with increased sales, SG&A expense as a percentage of sales declined in fiscal 2004 compared with fiscal 2003.

Research and Development Expense

Research and development (R&D) expense during the three and six months ended December 31, 2003 as compared to the three and six months ended December 31, 2002 follows:

	Three months ended			Six months ended

	December 31,			December 31,
			Increase/			Increase/
Thousands	2003	2002	(decrease)	2003	2002	(decrease)

R&D expense	$4,747	$4,735	$12	$9,558	$9,421	$137

As a percent of sales	14.6%	16.2%		16.2%	16.5%

For the three and six months ended December 31, 2003, research and development (R&D) expense remained consistent with prior periods as the cost reductions resulting from the consolidation of the communications operations and the closure of our Carlsbad, California facility were offset by increases due to the addition of research and development employees as a result of the acquisition of SBS Canada. R&D expense as a percentage of sales declined during fiscal 2004 due primarily to the increase in sales.

Employee Severance and Consolidation Costs

On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. This consolidation was completed in August, 2003. As a result of these actions, we recorded employee severance and consolidation costs totaling $276,000 and $2.3 million during the three-month and six-month periods ended December 31, 2003, respectively.

These costs included the following for the three and six months ended December 31, 2003:

•	Employee severance and related costs of $21,000 and $450,000, respectively, (recorded over the remaining service period in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities) due to the reduction of our workforce. Of this amount, approximately $43,000 was accrued at December 31, 2003; we expect to pay substantially all of these costs during the quarter ending March 31, 2004. The remaining severance and related costs associated with the closure of the Carlsbad, California facility, estimated not to exceed $40,000, will be recorded as incurred during the remainder of fiscal 2004.

•	Other consolidation costs of $120,000 and $395,000, respectively, (recorded as incurred in accordance with SFAS 146) as a result of the consolidation of our communications operations to other facilities. There were no accrued consolidation costs at December 31, 2003. The remaining consolidation related costs are estimated not to exceed $100,000 and will be recorded as incurred during the remainder of fiscal 2004.

•	Lease termination costs of $135,000 and $1,485,000, respectively, (recorded on the cease use date in accordance with SFAS 146) as a result of the closure of our Carlsbad, California facility in August 2003. The lease termination costs represent the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining lease obligations are expected to be paid monthly through April 2006.

Employee severance and consolidation costs of $598,000 recorded during the six months ended December 31, 2002 were primarily the result of workforce reductions implemented as a result of the depressed market conditions impacting our communications market customers.

Amortization of Intangible Assets

For the three and six months ended December 31, 2003, amortization of intangible assets was $553,000 and $1.1 million, respectively, compared to $452,000 and $1.0 million for the comparable periods of fiscal 2003. Amortization expense increased in fiscal 2004 due to the purchased identifiable intangible assets recorded in connection with the acquisition of SBS Canada (formerly Avvida Systems) in June 2003. In addition, amortization expense in fiscal 2003 included a write-down of $136,000 recorded in connection with a prepaid license agreement for a product that SBS determined during the quarter ended September 30, 2002, would not be brought to market.

Interest and Other Income, Net

For the three and six months ended December 31, 2003, net interest and other income of $104,000 and $446,000, respectively, included interest received in September 2003 in connection with income tax refunds of payments made in prior periods of approximately $250,000. Excluding the interest on the tax refunds in fiscal 2004, net interest and other income represented primarily interest income associated with surplus cash, which declined from fiscal 2003 levels due to lower interest rates.

Foreign Exchange Losses

For the three and six months ended December 31, 2003, foreign exchange losses of $207,000 and $282,000, respectively, represent primarily realized and unrealized losses on certain inter-company transactions that are denominated in non-functional currencies due to changes in currency exchange rates as a result of the weakening of the U.S. dollar during fiscal 2004.

Income Tax Expense

For the three and six months ended December 31, 2003, income tax expense was recorded based upon our estimated worldwide effective tax rates for fiscal year 2004 of 35.0%. This compares to income tax expense recorded for the three and six months ended December 31, 2002, using estimated worldwide effective tax rates of 30.5% and 27.0%, respectively. The change in the estimated worldwide effective income tax rates was due principally to the impact of a shift in the mix of pre-tax income from domestic and foreign sources.

Cumulative Effect of Change in Accounting Principle

For the six month period ended December 31, 2002, we recorded a transitional impairment charge of $9.5 million ($6,058,000 net of tax), reported as a cumulative effect of change in accounting principle, as a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) effective July 1, 2002.

Earnings Per Share

For the three and six months ended December 31, 2003, net income per common share and net income per common share — assuming dilution were $0.10 and $0.02, respectively. This compares to net income per common share and net income per common share — assuming dilution of $0.06 for the three month period ended December 31, 2002, and income per share before the cumulative effect of the change in accounting principle of $0.05 during the six month period ended December 31, 2002. For the six-month period ended December 31, 2002, net loss per share and net loss per common share — assuming dilution of $(0.36) included the impact of the cumulative effect of change in accounting for goodwill of $(0.41) per common share as a result of our adoption of SFAS 142 effective July 1, 2002.

Review of Business Segments

During fiscal 2004, we changed our reportable segments to a structure based on geographic markets as a result of changes in management responsibility, our desire to enhance its regional-based sales and service to our European customers, and the June 2003 acquisition of SBS Canada (formerly Avvida Systems). This change has enabled management to focus on regional market development, alignment of sales channels with customers’ product needs, and enhancement of customer service and satisfaction.

We operate worldwide through two operating segments: the Americas Group and the Europe Group. Each segment has management who report directly to our Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of our operations based in the United States and Canada, including the engineering, test, and assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; as well as the manufacturing operations located in St. Paul, Minnesota. The Europe Group consists of our operations based in Germany, which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. We measure the results of operations for segments (Segment Profit (Loss)) based on income (loss) before income taxes and the cumulative effect of change in accounting principle and before:

•	the allocation of corporate overhead expenses other than marketing costs;

•	substantially all amortization expense associated with acquisitions; and

•	interest income earned on U.S. operations cash balances.

Americas Group

	Three months ended					Six months ended

	December 31,					December 31,
			%	Sept. 30,	%			%
Thousands	2003	2002	change	2003	change	2003	2002	change

Sales to External Customers	$23,440	$24,242	(3.3)%	$20,277	15.6%	$43,717	$49,061	(10.9%)

Segment Profit (Loss)	$3,601	$3,218	11.9%	$(121)	3076%	$3,480	$5,551	(37.3%)

Note	—	segment profit (loss) for the three and six months ended December 31, 2003 includes approximately $0.2 million and $2.2 million, respectively, of employee severance and consolidation costs as a result of the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003.

Sales to External Customers. For the three and six months ended December 31, 2003, sales to external customers decreased approximately $802,000, or (3.3)%, and approximately $5.3 million, or (10.9)%, respectively, compared to the comparable periods of the prior fiscal year as unit shipments declined across all product lines. On a sequential basis, sales to external customers increased $3.2 million, or 15.6%, compared to the prior quarter. Sales to external customers for the second quarter include approximately $2.0 million of sales that were delayed at the end of the first quarter due to production issues associated with certain advanced technology systems. The Group’s sales to external customers for the three and six months ended December 31, 2003, exclude approximately $800,000 and $2.1 million of sales that, after the transfer of sales and support for our European customers to our German operations, were included in sales for the Europe Group. Sales contributed by the acquisition of SBS Canada (formerly Avvida Systems) in June 2003 of approximately $0.3 million and $0.6 million for the three and six months ended December 31, 2003 partially offset the decline in sales in fiscal 2004.

Segment Profit (Loss). Segment profit increased $383,000, or 11.9%, for the three months ended December 31, 2003, and segment profit decreased approximately $2.1 million, or (37.3)%, for the six months ended December 31, 2003, both compared to the comparable periods of the prior fiscal year. On a sequential basis, segment profit increased $3.7 million, or 15.6%, compared with the prior quarter. Segment profit in the six months of fiscal 2004 declined primarily as a result of approximately $2.2 million of employee severance and consolidation costs being recorded from the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003, partially offset by a change in sales mix to higher margin products together with reduced SG&A expenses as a result of the actions discussed above. For these reasons, segment profit as a percentage of sales to external customers was 15.4% and 8.0% for the three and six months of fiscal 2004, compared with 13.3% and 11.3% for the same periods of fiscal 2003.

Europe Group

	Three months ended					Six months ended

	December 31,					December 31,
			%	Sept. 30,	%			%
Thousands	2003	2002	change	2003	change	2003	2002	change

Sales to External Customers	$9,063	$5,018	80.6%	$6,299	43.9%	$15,363	$8,032	91.3%

Segment Profit	$2,066	$1,158	78.4%	$1,310	57.7%	$3,376	$1,644	105.3%

Sales to External Customers. Unit shipments of the Group’s processor board products increased for all periods resulting in increased sales to external customers. For the three and six months ended December 31, 2003, sales to external customers increased $4.0 million and $7.3 million, respectively, compared to the comparable periods of the prior fiscal year, of which approximately $950,000 and $1.4 million, respectively, was the result of changes in currency exchange rates used to translate the Group’s financial statements to U.S. dollars. On a sequential basis, sales to external customers increased $2.8 million, compared with the prior quarter. The Group’s sales to external customers for the three and six months ended December 31, 2003 included an increase of approximately $800,000 and $2.1 million, respectively, of sales that, before the transfer of sales and support for our European customers to our German operations, would have been included in sales of the Americas Group.

Segment Profit. For the three and six month periods ended December 31, 2003, segment profit increased $908,000 or 78.4%, and $1.7 million, or 105.3%, respectively, compared to the comparable periods of the prior year, due primarily to the increase in sales, offset partially by an increase in SG&A and R&D expenses commensurate with the growth in the business. On a sequential basis, segment profit increased $756,000, or 57.7% compared with the prior quarter of fiscal 2004. For these reasons, segment profit as a percentage of sales was 22.8% and 22.0% for the three and six month periods of fiscal 2004, respectively, compared to 23.1% and 20.5% for the comparable periods of fiscal 2003.

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

Cash of $42.4 million at December 31, 2003 represents an increase of $5.3 million during the six months ended December 31, 2003. Sources of the increase include:

Cash flows from:	Thousands

Operating activities	$4,950
Investing activities	(1,616)
Financing activities	1,212
Net effect of exchange rate changes on cash	721

$5,267

Net cash inflows are comprised of cash provided by operating activities of $4.9 million, which includes cash flows of $3.1 million from depreciation and amortization and $2.1 million from the receipt of income tax refunds of payments made in prior periods, and cash provided by financing activities of $1.2 million as a result of the exercise of stock options. However, future cash inflows as a result of employee stock option exercises are difficult to predict with certainty. These cash inflows were offset by $1.6 million used for the purchase of capital equipment during the period as we upgraded some of our manufacturing and test equipment. During the six month period ended December 31, 2003, the decrease in accounts receivable provided cash for operations of $2.7 million, and the increase in inventory levels in line with the current level of business used cash from operations of $4.2 million, both excluding the impact of foreign currency translation adjustments. Liabilities also increased by approximately $685,000, consistent with our current level of business.

As of the date of this report, we do not have any material capital expenditure commitments.

As of December 31, 2003, we were committed under noncancelable operating leases that expire at various dates through fiscal 2008, as described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

For the six-month period ended December 31, 2003, there was no significant impact from inflation.

Business Outlook

We believe the increased bookings activity noted during the first quarter of this fiscal year that continued through the December quarter is a clear indicator that conditions within our markets continue to improve. Our quoting activity is increasing and we believe, based on their forecasts, many of our customers are beginning to be more optimistic. In the government market, the demand for new systems and upgrades to existing systems continues to improve. In addition, our customers that address the wireless equipment and network monitoring portion of the communications market, and our semiconductor manufacturing equipment customers in the commercial market, are increasing their forecasts and orders for our products. In line with our strong bookings in fiscal 2004, we expect consolidated sales to be between $33 million and $34 million for the quarter ending March 31, 2004; however, actual results may vary.

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

Recently Issued Accounting Standards

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not impact our results of operations or financial condition.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

SBS’ liquid investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, we believe that the market risk related to these investments is minimal. As a result of our German and Canadian operating and financing activities, we are exposed to market risk from changes in foreign currency exchange rates. As of December 31, 2003, we have no plans or intentions to enter into foreign exchange forward contracts to reduce exposure to changes in foreign currency exchange rates.

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

Internal control over financial reporting (Internal Controls) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SBS; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBS are being made only in accordance with authorizations of management and directors of SBS; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBS’ assets that could have a material effect on the financial statements. To the extent that components of our Internal Controls are included in our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

Conclusions

Based on our controls evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote at the Annual Meeting of Shareholders held on November 13, 2003:

TABULATION OF VOTES (*)

		Against or	Abstentions and
Item Voted	For	Withheld	Broker Non-Votes

Proxy Item No. 1
Election of Directors:
Christopher J. Amenson	13,831,156	61,783
Warren W. Andrews	13,132,808	760,131
Lawrence A. Bennigson	13,132,108	760,831
Peter D. Fenner	13,132,145	760,794
Louis C. Golm	13,132,345	760,594
Clarence W. Peckham	13,832,048	60,891
Richard Szafranski	13,713,002	179,937
Alan F. White	13,716,239	176,700
Proxy Item No. 2
Ratification of KPMG LLP as the Company’s independent auditor for fiscal year ending June 30, 2004	13,063,957	824,848	4,134
Proxy Item No. 3
Approval of Amendment to 1993 Director and Officer Stock Option Plan	4,896,960	5,923,255	3,072,724

*	Proxy item No. 1, “Election of Directors,” and proxy item No. 2, “Ratification of KPMG LLP as the Company’s independent auditor for fiscal year ending June 30, 2004,” were approved by the Company’s shareholders at the Annual Meeting.

Proxy item No. 3, “Approval of Amendment to 1993 Director and Officer Stock Option Plan,” required a majority of the shares represented in person or by proxy at the Annual Meeting to be approved. This proposal was not approved by the Company’s shareholders at the Annual Meeting.

Item 6 — Exhibits and Reports on Form 8-K.

     (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

03.i	(1)	Restated Articles of Incorporation.

03.ii	(1)	Second Restated and Amended Bylaws.

04.a	(1)	Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.

04.b	(1)	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.

04.c	(1)	Form of certificate evidencing Common Stock.

04.1	(1)	Rights Agreement dated September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Stock as Exhibit B.2 and Agreement to Serve as Rights Agent; on January 21, 1998, pursuant to Section 21 of the Shareholder Rights Agreement dated September 15, 1997, we appointed Norwest Bank Minnesota N.A. (now Wells Fargo) as Successor Rights Agent.

10.cd	(1)	Sublease agreement between SBS Technologies, Inc., and Viasat, Inc., a Delaware corporation, dated October 29, 2003

14	(1)	Code of Ethics.

31.1	(1)	Certification of the Company’s Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification of the Company’s Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(1) See Exhibit Index

     (b) Reports on Form 8-K during the quarter

1.	On October 6, 2003, SBS Technologies, Inc. filed a Form 8-K regarding updating guidance regarding sales for the quarter ended September 30, 2003 as a result of shipments delays experienced during the quarter.

2.	On October 14, 2003, SBS Technologies, Inc. filed a Form 8-K regarding updating its financial results for the quarter ended September 30, 2003.

3.	On November 21, 2003, SBS Technologies, Inc. filed a Form 8-K regarding amendments to the Registrant’s Code of Ethics approved and adopted by the Company’s Board of Directors on November 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC. (Registrant)

By:	/s/ Clarence W. Peckham

Clarence W. Peckham
Chief Executive Officer

By:	/s/ James E. Dixon Jr.

James E. Dixon Jr.
Executive Vice President and
Chief Financial Officer

Date: February 13, 2004

INDEX TO EXHIBITS

Incorporated by Reference

						Fiscal	Filed
Exhibit						period	Here-
Number	Exhibit Description		Form	File No.	Exhibit	ended	with

3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2000

3.ii	Second Restated and Amended By-laws dated November 13, 2003						X

4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	3.i	9-30-2000

4.b	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	9-30-2000

4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001

4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent	10-K	001-10981	4.1	6-30-2002

10.cd	Sublease agreement between SBS Technologies, Inc., and Viasat, Inc., a Delaware corporation, dated October 29, 2003						X

14	Code of Ethics	8-K	001-10981	14	11-21-2003

31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer						X

31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer						X

32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer						X

32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer						X