Form 10-Q
period 2004-03-31
SBS TECHNOLOGIES INC
filed 2004-05-14
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 1-10981

SBS Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

New Mexico	85-0359415
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2400 Louisiana Blvd. NE AFC Building 5, Suite 600
Albuquerque, New Mexico    87110
(Address of Principal Executive Offices including Zip Code)

(505) 875-0600
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [       ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [       ]

      The total number of shares outstanding of the registrant's Common Stock as of May 11, 2004 was 15,266,469.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2004
Table of Contents

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and business of SBS Technologies, Inc. and subsidiaries (referred to variously as "SBS", "we", "us" and "our"). You may find many of these statements by looking for words like "intends," "expects," "projects," "believes," "anticipates" or similar expressions in this Form 10-Q. We consider all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

  statements about future events and our future financial performance;
  expected sales and gross margin;
  financing plans and expectations of internally-generated cash flows, including cash flows from employee stock option exercises;
  new product introductions;
  growth of the markets we serve;
  business strategy and competitive position;
  plans and objectives of management for future operations;
  growth opportunities for existing products and services; and
  benefits from new technology.

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
  changes in foreign currency exchange rates, which could impact our financial results;
  changes in U.S. and foreign laws and regulations, which could result in increased costs, lowered sales, or reduced earnings; and
  the other risk factors listed under "Risk Factors" included in SBS' Annual Report on Form 10-K for the year ended June 30, 2003.

Many of the factors that will determine these items are beyond our ability to control or predict. We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

                                                                          March 31,    June 30,
                                                                             2004        2003
                                                                          ----------  ----------
                             Assets
Current assets:
  Cash and cash equivalents............................................. $   37,491  $   37,130
  Receivables, net .....................................................     24,110      23,164
  Inventories...........................................................     26,960      16,816
  Income tax receivable.................................................      3,209       4,830
  Deferred income taxes.................................................      1,143       1,629
  Prepaid expenses......................................................      1,897       1,661
  Other current assets..................................................        540         431
                                                                          ----------  ----------
    Total current assets................................................     95,350      85,661

Property and equipment, net.............................................      7,979       8,462
Goodwill, net...........................................................     16,917      16,124
Intangible assets, net..................................................      5,322       6,906
Deferred income taxes...................................................     11,149      11,086
Other assets............................................................        270         371
                                                                          ----------  ----------
    Total assets........................................................ $  136,987  $  128,610
                                                                          ==========  ==========
                Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...................................................... $    5,369  $    3,990
  Accrued representative commissions....................................      1,033         688
  Accrued compensation..................................................      4,032       4,595
  Accrued severance and consolidation costs.............................      1,021         224
  Other current liabilities ............................................      2,201       2,977
                                                                          ----------  ----------
    Total current liabilities...........................................     13,656      12,474
Other long-term liabilities.............................................         19          29
                                                                          ----------  ----------
    Total liabilities...................................................     13,675      12,503

Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,213,206 issued and outstanding at Match 31, 2004,
    14,989,248 issued and outstanding at June 30, 2003..................     92,623      89,916
  Unearned compensation.................................................        (82)        (37)
  Accumulated other comprehensive income................................      2,326         257
  Retained earnings.....................................................     28,445      25,971
                                                                          ----------  ----------
    Total stockholders' equity..........................................    123,312     116,107
                                                                          ----------  ----------
    Total liabilities and stockholders' equity.......................... $  136,987  $  128,610
                                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

                                                           Three Months Ended      Nine Months Ended
                                                               March 31,               March 31,
                                                         ----------------------  ----------------------
                                                             2004        2003        2004        2003
                                                         ----------  ----------  ----------  ----------
Sales.................................................. $   36,592  $   28,906  $   95,672  $   85,999
Cost of sales..........................................     18,888      14,775      49,001      43,309
                                                         ----------  ----------  ----------  ----------
Gross profit...........................................     17,704      14,131      46,671      42,690

Selling, general and administrative expense............      8,307       8,409      23,924      25,176
Research and development expense.......................      5,471       4,160      15,029      13,581
Employee severance and consolidation costs.............        165          --       2,495         598
Amortization of intangible assets......................        538         452       1,638       1,488
                                                         ----------  ----------  ----------  ----------
Operating income.......................................      3,223       1,110       3,585       1,847
                                                         ----------  ----------  ----------  ----------
Interest and other income, net.........................         95         116         541         341
Foreign exchange losses................................        (38)        (28)       (320)        (54)
                                                         ----------  ----------  ----------  ----------
                                                                57          88         221         287
                                                         ----------  ----------  ----------  ----------
Income before income taxes and cumulative
    effect of change in accounting principle...........      3,280       1,198       3,806       2,134
Income tax expense.....................................      1,148         387       1,332         640
                                                         ----------  ----------  ----------  ----------
Income before cumulative effect of
    change in accounting principle.....................      2,132         811       2,474       1,494
Cumulative effect of change in accounting
    principle (net of income taxes of $3,412)..........         --          --          --      (6,058)
                                                         ----------  ----------  ----------  ----------
Net income (loss)...................................... $    2,132  $      811  $    2,474  $   (4,564)
                                                         ==========  ==========  ==========  ==========
Earnings per share data:
Net income (loss) per share:
  Income before cumulative effect...................... $     0.14  $     0.06  $     0.16  $     0.10
  Cumulative effect of change in accounting principle..         --          --          --       (0.41)
                                                         ----------  ----------  ----------  ----------
Net income (loss)...................................... $     0.14  $     0.06  $     0.16  $    (0.31)
                                                         ==========  ==========  ==========  ==========
Net income (loss) per share - assuming dilution:
  Income before cumulative effect...................... $     0.14  $     0.06  $     0.16  $     0.10
  Cumulative effect of change in accounting principle..         --          --          --       (0.41)
                                                         ----------  ----------  ----------  ----------
Net income (loss)...................................... $     0.14  $     0.06  $     0.16  $    (0.31)
                                                         ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For Nine Months Ended March 31, 2004
Thousands (except share amounts)
(Unaudited)

                                                                                     Accumulated
                                                                                       other                 Total
                                                        Common Stock       Unearned    compre-               Stock-     Compre-
                                                   ----------------------   compen-   hensive    Retained   holders'   hensive
                                                     Shares      Amount     sation     income    earnings    Equity     income
                                                   -----------  ---------  ---------  ---------  ---------  ---------  ---------
Balances at June 30, 2003......................... 14,989,248  $  89,916  $     (37) $     257  $  25,971  $ 116,107
Exercise of stock options.........................    212,682      2,330         --         --         --      2,330
Income tax benefit from stock option exercises ...         --        237         --         --         --        237
Stock-based compensation..........................         --         --         95         --         --         95
Restricted stock awards issued to directors ......     11,276        140       (140)        --         --         --
Net income........................................         --         --         --         --      2,474      2,474  $   2,474
Other comprehensive income:
  Foreign currency translation adjustments........         --         --         --      2,069         --      2,069      2,069
                                                                                                                       ---------
Comprehensive income..............................                                                                    $   4,543
                                                   -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at March 31, 2004........................ 15,213,206  $  92,623  $     (82) $   2,326  $  28,445  $ 123,312
                                                   ===========  =========  =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                            2004         2003
                                                                        -----------  -----------
Cash flows from operating activities:
  Net income (loss)................................................... $     2,474  $    (4,564)
  Cumulative effect of change in accounting principle, net............          --        6,058
                                                                        -----------  -----------
  Income before cumulative effect of change in accounting principle...       2,474        1,494
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization...................................       4,601        4,489
      Bad debt expense................................................          17          346
      Deferred income taxes...........................................         455        5,309
      Income tax benefit from stock option exercises..................         237           --
      Non-cash compensation...........................................          80           --
      Foreign exchange losses.........................................         320           55
      Stock-based compensation........................................          95          246
      Changes in assets and liabilities:
        Receivables...................................................        (579)         476
        Inventories...................................................      (9,734)         996
        Income tax receivable.........................................       1,624       (5,194)
        Prepaid expenses and other....................................        (301)        (897)
        Accounts payable..............................................       1,072       (1,426)
        Accrued representative commissions............................         328          319
        Accrued compensation..........................................        (638)        (850)
        Accrued severance and consolidation costs.....................         796           --
        Other liabilities.............................................        (815)         (76)
                                                                        -----------  -----------
        Net cash provided by operating activities.....................          32        5,287

Cash flows from investing activities:
  Acquisition of property and equipment...............................      (2,373)        (985)
  Purchase of license agreement.......................................          --         (200)
  Other...............................................................         104           --
                                                                        -----------  -----------
        Net cash used by investing activities.........................      (2,269)      (1,185)

Cash flows from financing activities:
  Repurchase and retirement of common stock...........................          --         (321)
  Proceeds from exercise of stock options.............................       2,330           13
                                                                        -----------  -----------
        Net cash provided (used) by financing activities..............       2,330         (308)
Effect of exchange rate changes on cash...............................         268          294
                                                                        -----------  -----------
        Net change in cash and cash equivalents.......................         361        4,088
Cash and cash equivalents at beginning of period......................      37,130       24,811
                                                                        -----------  -----------
Cash and cash equivalents at end of period............................ $    37,491  $    28,899
                                                                        ===========  ===========
Supplemental disclosure of cash flow information:
  Interest paid.......................................................          --           12
                                                                        ===========  ===========
  Income taxes (received) paid, net...................................        (118)         528
                                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

1) Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.'s (SBS or the Company) Annual Report on Form 10-K for the year ended June 30, 2003 have been adhered to in preparing the accompanying interim condensed consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior year balances to conform to current year presentation.

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

Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Substantially all stock-based compensation reflected in reported net income (loss) relates to restricted stock award grants to members of the Company's Board of Directors, as all employee stock options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the grant date. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                      Three Months Ended    Nine Months Ended
                                                                           March 31,             March 31,
                                                                      --------------------  --------------------
Thousands (except per share amounts)                                      2004       2003       2004       2003
                                                                      ---------  ---------  ---------  ---------
Net income (loss), as reported...................................... $   2,132  $     811  $   2,474  $  (4,564)
Add: stock-based employee compensation included
  in reported net income (loss), net of tax effects.................        21         17         58         27
Deduct: stock-based employee compensation determined
  under fair value method for all awards, net of tax effects........      (590)      (753)    (1,202)    (2,641)
                                                                      ---------  ---------  ---------  ---------
Pro forma net income (loss)......................................... $   1,563  $      75  $   1,330  $  (7,178)
                                                                      =========  =========  =========  =========
Net income (loss) per common share - as reported.................... $    0.14  $    0.06  $    0.16  $   (0.31)
                                                                      =========  =========  =========  =========
Net income (loss) per common share - pro forma...................... $    0.10  $    0.01  $    0.09  $   (0.49)
                                                                      =========  =========  =========  =========
Net income (loss) per common share assuming dilution - as reported.. $    0.14  $    0.06  $    0.16  $   (0.31)
                                                                      =========  =========  =========  =========
Net income (loss) per common share assuming dilution - pro forma.... $    0.10  $    0.01  $    0.09  $   (0.49)
                                                                      =========  =========  =========  =========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2004
(Unaudited)

2) Receivables, net

Receivables, net consist of the following:

                                             March 31,    June 30,
Thousands                                      2004         2003
                                            -----------  -----------
Accounts receivable....................... $    24,608  $    24,000
Less allowance for doubtful accounts......        (498)        (836)
                                            -----------  -----------
                                           $    24,110  $    23,164
                                            ===========  ===========

3) Inventories

Inventories consist of the following:

                                             March 31,    June 30,
Thousands                                      2004         2003
                                            -----------  -----------
Raw materials............................. $    12,317  $     8,793
Work in process...........................       7,283        5,414
Finished goods............................       7,360        2,609
                                            -----------  -----------
                                           $    26,960  $    16,816
                                            ===========  ===========

During the three and nine month periods ended March 31, 2004, approximately $210,000 and $665,000, respectively, of inventory previously written down to zero cost had been sold.

4) Goodwill and Intangible Assets

The Company adopted SFAS 142 on July 1, 2002. In accordance with the provisions of SFAS 142, the Company completed the required transitional goodwill impairment analysis during the year ended June 30, 2003. As a result, the Company recorded a transitional impairment charge of approximately $9.5 million ($6,058,000 net of income taxes) which has been reflected as a cumulative effect of a change in accounting principle in the nine months ended March 31, 2003 in the accompanying consolidated statements of operations.

The Company completed the required annual goodwill impairment analysis for the fiscal year ended June 30, 2003, as of April 1, 2003, and the estimated fair value of goodwill was determined to be in excess of its carrying value, indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the nine months ended March 31, 2004 are as follows:

                              Total Goodwill by Operating Segment
Thousands                                    Americas      Europe        Total
                                            -----------  -----------  -----------
Balance at June 30, 2003.................. $     3,496  $    12,628  $    16,124
Income tax refund in excess of
  amount recorded at acquisition .........        (104)          --         (104)
Foreign currency translation adjustments .         108          789          897
                                            -----------  -----------  -----------
Balance at March 31, 2004................. $     3,500  $    13,417  $    16,917
                                            ===========  ===========  ===========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2004
(Unaudited)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

    Amortized Intangible Assets
---------------------------------------------------------------------------------
                                    Estimated     Gross                    Net
                                      useful    carrying   Accumulated  carrying
 Thousands                             life      amount    amortization  amount
                                    ----------  ---------  -----------  ---------
As of March 31, 2004
  Core developed technology........ 2 - 7 yrs  $   9,752  $     6,530  $   3,222
  License agreements............... 2 - 5 yrs      2,425        1,659        766
  Covenant not to compete.......... 3 - 5 yrs      2,887        1,767      1,120
  Other intangibles................ 8 - 17 yrs       368          154        214
                                                ---------  -----------  ---------
        Total                                  $  15,432  $    10,110  $   5,322
                                                =========  ===========  =========
As of June 30, 2003
  Core developed technology........ 2 - 7 yrs  $   9,723  $     5,679  $   4,044
  License agreements............... 2 - 5 yrs      2,561        1,424      1,137
  Covenant not to compete.......... 3 - 5 yrs      2,842        1,365      1,477
  Other intangibles................ 8 - 17 yrs       368          120        248
                                                ---------  -----------  ---------
        Total......................            $  15,494  $     8,588  $   6,906
                                                =========  ===========  =========

The following table summarizes estimated amortization expense for future periods as follows:

Estimated amortization expense:                          Thousands
  Remainder of fiscal year ending June 30, 2004........ $     551
  For the fiscal years ending:
      June 30, 2005....................................     1,734
      June 30, 2006....................................     1,310
      June 30, 2007....................................     1,181
      June 30, 2008....................................       512
      Thereafter.......................................        34
                                                         ---------
                                                        $   5,322
                                                         =========

5) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based upon prior actual warranty costs for substantially similar products. The following table presents the activity in the Company's product warranty liability for the nine months ended March 31, 2004:

Estimated amortization expense:                          Thousands
  Remainder of fiscal year ending June 30, 2004........ $     551
  For the fiscal years ending:
      June 30, 2005....................................     1,734
      June 30, 2006....................................     1,310
      June 30, 2007....................................     1,181
      June 30, 2008....................................       512
      Thereafter.......................................        34
                                                         ---------
                                                        $   5,322
                                                         =========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2004
(Unaudited)

6) Earnings Per Share

Net income (loss) per share is based on weighted average shares outstanding. Net income (loss) per share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

                                                           Three Months Ended    Nine Months Ended
                                                               March 31,             March 31,
                                                         --------------------  --------------------
Thousands (except per share amounts)                         2004       2003       2004       2003
                                                         ---------  ---------  ---------  ---------
Income before cumulative effect of change
   in accounting principle............................. $   2,132  $     811  $   2,474  $   1,494
Cumulative effect of change in accounting principle....        --         --         --     (6,058)
                                                         ---------  ---------  ---------  ---------
Net income (loss)...................................... $   2,132  $     811  $   2,474  $  (4,564)
                                                         =========  =========  =========  =========

Net income (loss) per share
Weighted-average common shares outstanding.............    15,162     14,602     15,082     14,605
                                                         =========  =========  =========  =========
Income before cumulative effect of change
   in accounting principle............................. $    0.14  $    0.06  $    0.16  $    0.10
Cumulative effect of change in accounting principle....        --         --         --      (0.41)
                                                         ---------  ---------  ---------  ---------
Net income (loss)...................................... $    0.14  $    0.06  $    0.16  $   (0.31)
                                                         =========  =========  =========  =========

Net income (loss) per share - assuming dilution
Weighted-average common shares outstanding
   used in earnings per share computations.............    15,581     14,628     15,368     14,605
                                                         =========  =========  =========  =========
Income before cumulative effect of change
   in accounting principle............................. $    0.14  $    0.06  $    0.16  $    0.10
Cumulative effect of change in accounting principle....        --         --         --      (0.41)
                                                         ---------  ---------  ---------  ---------
Net income (loss)...................................... $    0.14  $    0.06  $    0.16  $   (0.31)
                                                         =========  =========  =========  =========

Shares Used in Per Share Computations
Weighted average common shares outstanding.............    15,162     14,602     15,082     14,605
Incremental shares from assumed conversions -
   potential common shares ............................       419         26        286         --
                                                         ---------  ---------  ---------  ---------
Shares used in computations - assuming dilution........    15,581     14,628     15,368     14,605
                                                         =========  =========  =========  =========

Due to the reported net loss for the nine months ended March 31, 2003, 25,651 potential common shares were not included in the computation of earnings per share - assuming dilution because the effect would be anti- dilutive. For the three and nine month periods ended March 31, 2004, options to purchase 998,591 and 1,650,682 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares. For the three and nine-month periods ended March 31, 2003, options to purchase 3,293,689 and 3,276,063 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2004
(Unaudited)

7) Comprehensive Income (Loss)

Comprehensive income was $1.0 million and $4.5 million for the three and nine months ended March 31, 2004, respectively, and $1.5 million for the three months ended March 31, 2003. Comprehensive loss of ($2.7) million for the nine months ended March 31, 2003, includes a transitional impairment charge of $6,058,000, net of tax, as a result of the Company's adoption of SFAS 142 effective July 1, 2002. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

8) Segment Financial Data

As a result of changes in management responsibility, the Company's desire to enhance its regional-based sales and service to the Company's European customers and the June 2003 acquisition of SBS Canada (formerly Avvida Systems), the Company changed its reportable segments to a structure based on geographic markets. This change has enabled management to focus on regional market development, alignment of sales channels with customers' product needs, and enhancement of customer service and satisfaction.

The Company operates worldwide through two operating segments: the Americas Group and the Europe Group. Each segment has management who report directly to the Company's Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of the Company's operations based in the United States and Canada including the engineering, test, and assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada, as well as the manufacturing operations located in St. Paul, Minnesota. The Europe Group consists of the Company's operations based in Germany which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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

                                            Americas    Europe     Corporate &
Thousands                                     Group      Group    Unallocated (1)   Total
                                            ---------  ---------  --------------  ---------
Three month periods ended March 31
Gross sales........................  2004  $  27,835  $  11,903  $           --  $  39,738
Inter-segment sales................           (1,585)    (1,561)             --     (3,146)
                                            ---------  ---------  --------------  ---------
Sales to external customers........        $  26,250  $  10,342  $           --  $  36,592

Gross sales........................  2003  $  23,976  $   7,640  $           --  $  31,616
Inter-segment sales................           (1,261)    (1,449)             --     (2,710)
                                            ---------  ---------  --------------  ---------
Sales to external customers........        $  22,715  $   6,191  $           --  $  28,906

Segment profit (loss)                2004  $   4,578  $   2,105  $       (3,403) $   3,280
                                     2003  $   2,939  $   1,495  $       (3,236) $   1,198

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2004
(Unaudited)

                                            Americas    Europe     Corporate &
Thousands                                     Group      Group    Unallocated (1)   Total
                                            ---------  ---------  --------------  ---------
Nine month periods ended March 31
Gross sales........................  2004  $  74,102  $  30,454  $           --  $ 104,556
Inter-segment sales................           (4,135)    (4,749)             --     (8,884)
                                            ---------  ---------  --------------  ---------
Sales to external customers........        $  69,967  $  25,705  $           --  $  95,672

Gross sales........................  2003  $  73,806  $  17,933  $           --  $  91,739
Inter-segment sales................           (2,030)    (3,710)             --     (5,740)
                                            ---------  ---------  --------------  ---------
Sales to external customers........        $  71,776  $  14,223  $           --  $  85,999

Segment profit (loss)                2004  $   8,058  $   5,481  $       (9,733) $   3,806
                                     2003  $   8,491  $   3,138  $       (9,495) $   2,134

Total Assets
  As of March 31, 2004 ............        $  39,083  $  24,874  $       73,030  $ 136,987
  As of June 30, 2003 .............        $  35,798  $  17,540  $       75,272  $ 128,610

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

9) Employee Severance and Consolidation Costs

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company's St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. The total employee severance and consolidation costs incurred as a result of the consolidation were approximately $3.6 million. The total costs include employee severance and related costs recorded over the remaining service period, consolidation costs recorded as incurred, lease termination costs recorded on the cease use date (all in accordance with SFAS 146), and leasehold improvement impairment charges recorded as a result of the announcement in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long- Lived Assets.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2004
(Unaudited)

The following table summarizes the accounting for the consolidation and closure of the Company's Carlsbad, California facility:

Thousands
                                               Employee
                                               severance   Property     Lease
                                              and related     and     termination   Other
Description                                      costs     equipment    charge      costs      Total
--------------------------------------------  -----------  ---------  ----------  ---------  ---------
Quarter ended June 30, 2003
Employee severance and consolidation costs.. $       290  $     841  $       --  $      --  $   1,131
Expenditures................................         (66)        --          --         --        (66)
Write-offs..................................          --       (841)         --         --       (841)
                                              -----------  ---------  ----------  ---------  ---------
Accrued at June 30, 2003....................         224         --          --         --        224

Nine months ended March 31, 2004
Employee severance and consolidation costs..         470         --       1,495        530      2,495
Expenditures................................        (694)        --        (474)      (530)    (1,698)
                                              -----------  ---------  ----------  ---------  ---------
Accrued at March 31, 2004................... $        --  $      --  $    1,021  $      --  $   1,021
                                              ===========  =========  ==========  =========  =========

The lease termination charge, recorded on the cease use date as a result of closure of the Company's Carlsbad, California facility, represents the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining costs represent primarily lease obligations expected to be paid monthly through April 2006.

On July 22, 2002, due to the continued depressed economic and market conditions impacting the Company's communications customers, SBS notified 19 full and part-time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. For the same reasons, on September 30, 2002, SBS notified 22 additional employees that their jobs were being eliminated and 12 other employees were notified that their jobs had been eliminated during the three months ended December 31, 2002. Also, SBS paid lease termination fees of approximately $186,000 in connection with the closure of certain locations during the three months ended December 31, 2002. As a result, for the nine months ended March 31, 2003, SBS recorded employee severance and consolidation costs of $598,000. There are no costs remaining to be paid related to these activities at March 31, 2004.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

For a description of SBS' critical accounting policies and an understanding of the significant factors that influenced SBS' performance during the three and nine months ended March 31, 2004 and 2003, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2003.

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

Technology drives our growth. As embedded computer applications expand, we broaden our product lines to meet our customers' needs and to attract new customers. We invest in technology and customer service so that we can grow with our customers. We have grown, and intend to continue to do so, through a combination of internal growth and acquisitions. We grow by adding new products and improving existing products through our research and development program, attracting new customers with our products and service, and acquiring other companies. We completed eleven acquisitions between 1992 and March 31, 2004 that broadened our product offerings and customer base.

Executive Summary

During the quarter and nine months ended March 31, 2004, we noted:

  Sales for the quarter were $36.6 million;
  Net income was $2.1 million and net income per share - assuming dilution for the quarter was $0.14, compared with $0.06 for the comparable period of the prior year.

Included in the results for the quarter were employee severance and consolidation costs associated with the closure of the Carlsbad, California facility of approximately $165,000, which negatively impacted net income per common share - assuming dilution by ($0.01) on an after tax basis. As of March 31, 2004, management believes that all of the costs associated with this consolidation effort have been recorded.
  Our book-to-bill ratio for the quarter was .97 to 1; and our book-to-bill ratio for the nine months was 1.08 to 1.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales.

  Order backlog was $44.4 million as of March 31, 2004, compared to $45.5 million as of December 31, 2003;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.

  Eleven Design Wins were achieved during the quarter.

Each reported design win represents an initial purchase order of a minimum of $100,000 and is forecasted to produce a minimum of $500,000 in sales annually when in production.

By end market, the design wins included six in the government market, two in the commercial market, and three in the communications market.
  During the quarter, one commercial customer represented approximately 12% of our total sales and one communications customer and one government customer represented between 5% and 10% of our total sales. We had no other customer whose sales represented more than 5% of our total.

Financial Highlights

Select financial highlights during the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003 and the quarter ended December 31, 2003 follows:

                                         Three Months Ended                        Nine Months Ended
                           ---------------------------------------------------  --------------------
                                March 31,                                            March 31,
Thousands (except          --------------------     %      Dec. 31,      %      --------------------     %
  per share amounts)           2004       2003   change      2003     change        2004       2003   change
                           ---------  --------- ---------  --------- ---------  ---------  --------- ---------
Sales.................... $  36,592  $  28,906      26.6% $  32,503      12.6% $  95,672  $  85,999      11.2%
                           =========  =========            =========            =========  =========

Net income (loss)(*)..... $   2,132  $     811     162.9% $   1,532      39.2% $   2,474  $  (4,564)   -154.2%
                           =========  =========            =========            =========  =========

Net income (loss) per
  share - assuming
  dilution (**).......... $    0.14  $    0.06            $    0.10            $    0.16  $   (0.31)
                           =========  =========            =========            =========  =========

* The financial results for the nine months ended March 31, 2003 include a transitional impairment charge of $6,058,000, net of tax, or ($0.41) per common share - assuming dilution, for the cumulative effect of the change in accounting for goodwill, resulting from SBS' adoption of SFAS 142 effective July 1, 2002.

** Employee severance and consolidation costs associated with the closure of the Carlsbad, California facility negatively impacted net income per common share - assuming dilution by approximately ($0.01) and ($0.11) on an after tax basis for the three and nine months ended March 31, 2004, respectively.

See detailed analysis of the financial results below.

Results of Operations

(references to fiscal 2004 and fiscal 2003 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                           Three Months Ended      Nine Months Ended
                                                               March 31,               March 31,
                                                         ----------------------  ----------------------
                                                             2004        2003        2004        2003
                                                         ----------  ----------  ----------  ----------
Sales..................................................      100.0%     100.0%     100.0%     100.0%
Cost of sales..........................................       51.6%      51.1%      51.2%      50.4%
                                                         ----------  ----------  ----------  ----------
Gross profit...........................................       48.4%      48.9%      48.8%      49.6%

Selling, general and administrative expense............       22.7%      29.1%      25.0%      29.3%
Research and development expense.......................       15.0%      14.4%      15.7%      15.8%
Employee severance and consolidation costs.............        0.5%        -- %       2.6%       0.7%
Amortization of intangible assets......................        1.4%       1.6%       1.8%       1.7%
                                                         ----------  ----------  ----------  ----------
Operating income.......................................        8.8%       3.8%       3.7%       2.1%
                                                         ----------  ----------  ----------  ----------
Interest and other income, net.........................        0.3%       0.4%       0.6%       0.4%
Foreign exchange losses................................       (0.1)%      (0.1)%      (0.3)%      (0.0)%
                                                         ----------  ----------  ----------  ----------
                                                               0.2%       0.3%       0.3%       0.4%
                                                         ----------  ----------  ----------  ----------
Income before income taxes and cumulative
    effect of change in accounting principle...........        9.0%       4.1%       4.0%       2.5%
Income tax expense.....................................        3.2%       1.3%       1.4%       0.8%
                                                         ----------  ----------  ----------  ----------
Income before cumulative effect of
    change in accounting principle.....................        5.8%       2.8%       2.6%       1.7%
Cumulative effect of change in accounting
    principle (net of income taxes of $3,412)..........         -- %        -- %        -- %      (7.0)%
                                                         ----------  ----------  ----------  ----------
Net income (loss)......................................        5.8%       2.8%       2.6%      (5.3)%
                                                         ==========  ==========  ==========  ==========

Three and Nine Month Periods Ended March 31, 2004 compared to the Three and Nine Month Periods Ended March 31, 2003

Sales

Our total sales during the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003 and the quarter ended December 31, 2003 follows:

                                         Three Months Ended                        Nine Months Ended
                           ---------------------------------------------------  --------------------
                                March 31,                                            March 31,
                           --------------------     %      Dec. 31,      %      --------------------     %
Thousands                      2004       2003   change      2003     change        2004       2003   change
                           ---------  --------- ---------  --------- ---------  ---------  --------- ---------
Sales.................... $  36,592  $  28,906      26.6% $  32,503      12.6% $  95,672  $  85,999      11.2%
                           =========  =========            =========            =========  =========

For the third quarter of fiscal 2004, sales increased $7.7 million compared to the same period of fiscal 2003, of which approximately $982,000 is the result of the impact of a weakening U.S. dollar on the translation of our Europe Group financial statements. On a sequential basis, sales increased $4.1 million compared with sales for the prior quarter of fiscal 2004. Sales for the second quarter included approximately $2.0 million of sales that were delayed at the end of the quarter ended September 30, 2003 due to production issues associated with certain advanced technology systems.

For the nine months ended March 31, 2004, sales increased $9.7 million compared to the same period of fiscal 2003, of which approximately $2.3 million is the result of the impact of a weakening U.S. dollar on the translation of the Company's Europe Group financial statements. Sales for the three and nine months ended March 31, 2004 include approximately $0.3 million and $0.9 million contributed from the acquisition of SBS Canada (formerly Avvida Systems) in June 2003.

Sales by end market for the current quarter and year-to-date periods of fiscal 2004 compare to the comparable periods of fiscal 2003 and the prior fiscal quarter as indicated below:

                                          SALES BY END MARKET
                                        (dollars in thousands)
                          March 31,   % of     March 31,   % of     Dec. 31,    % of
                            2004      total      2003      total      2003      total
                          --------- ---------  --------- ---------  --------- ---------
Three months ended:
  Government............ $  17,806        49% $  14,935        52% $  17,918        55%
  Commercial............    11,676        32%     8,949        31%     8,865        27%
  Communications........     7,110        19%     5,022        17%     5,720        18%
                          --------- ---------  --------- ---------  --------- ---------
Total................... $  36,592       100% $  28,906       100% $  32,503       100%
                          ========= =========  ========= =========  ========= =========

                          March 31,   % of     March 31,   % of
                            2004      total      2003      total
                          --------- ---------  --------- ---------
Nine months ended:
  Government............ $  48,864        51% $  43,760        51%
  Commercial............    29,203        31%    29,622        34%
  Communications........    17,605        18%    12,617        15%
                          --------- ---------  --------- ---------
Total................... $  95,672       100% $  85,999       100%
                          ========= =========  ========= =========

For the three months ended March 31, 2004, sales to government customers increased 19.2%, sales to commercial customers increased 30.5% and sales to communications customers increased 41.6%, all compared with the comparable period of the prior fiscal year. For the nine months ended March 31, 2004, sales to government customers increased 11.7%, sales to commercial customers decreased 1.4% and sales to communications customers increased 39.5%, all compared with the nine months ended March 31, 2003. To align with current management responsibility, sales to a majority of our enterprise customers are reflected as sales to commercial customers.

Looking forward, we are pleased with the design wins and increased bookings level this fiscal year. Based on projections from our customers, we expect a favorable book-to-bill ratio during the quarter ending June 30, 2004. We are continuing to see improvement in our markets. The government market is still strong with increasing requirements for system level solutions. The communications and enterprise markets are continuing to rebound, and our customers' forecasts are more aggressive. In the commercial market, we are seeing steady demand from semiconductor and medical equipment manufacturers. Based on our forecasts and order backlog, we expect sales for the quarter ending June 30, 2004 to be between $37 million and $38 million; however, actual results may vary.

Gross Profit

Gross profit during the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003 and the quarter ended December 31, 2003 follows:

                                              Three months ended                         Nine months ended
                               -----------------------------------------------------  -------------------------------
                                     March 31,                                              March 31,
                               --------------------  Increase/  Dec. 31,   Increase/  --------------------  Increase/
Thousands                         2004       2003    (decrease)   2003     (decrease)    2004       2003    (decrease)
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit................. $  17,704  $  14,131      3,573  $  16,034      1,670  $  46,671  $  42,690      3,981
                               =========  =========  =========  =========  =========  =========  =========  =========
Gross profit as a percent
  of sales...................      48.4%      48.9%                 49.3%                 48.8%      49.6%
                               =========  =========             =========             =========  =========
Utilization of inventory
  previously written down
  to zero cost............... $     210  $     192             $     225             $     665  $     742
                               =========  =========             =========             =========  =========

Gross profit as a percent of sales for the three and nine months ended March 31, 2004, decreased from levels noted in fiscal 2003 principally as a result of a higher proportion of sales of lower margin products in relation to total sales. The decrease for this quarter in gross profit as a percent of sales compared to the preceding quarter is primarily due to the impact of sales relating to several large, lower margin communications and commercial production orders. For the quarter ending June 30, 2004, we anticipate gross profit as a percentage of sales to be similar to the percentage experienced during the quarter ended March 31, 2004; however, actual results may vary.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the three and nine months ended March 31, 2004 as compared to the three and nine months ended March 31, 2003 follows:

                                     Three months ended               Nine months ended
                               -------------------------------  -------------------------------
                                    March 31,                        March 31,
                               --------------------  Increase/  --------------------  Increase/
Thousands                          2004       2003   (decrease)     2004       2003   (decrease)
                               ---------  ---------  ---------  ---------  ---------  ---------
SG&A expense................. $   8,307  $   8,409  $    (102) $  23,924  $  25,176  $  (1,252)
                               =========  =========  =========  =========  =========  =========

As a percent of sales........      22.7%      29.1%                 25.0%      29.3%
                               =========  =========             =========  =========

For the three and nine months ended March 31, 2004, SG&A expense decreased 1.2% and 5.0%, respectively, compared to the same periods of the prior fiscal year, due primarily to the cost reduction efforts implemented in connection with the consolidation of operations during the past several quarters, partially offset by the costs added as a result of the acquisition of SBS Canada in June 2003. For these reasons, together with increased sales, SG&A expense as a percentage of sales declined in fiscal 2004 compared with fiscal 2003.

Research and Development Expense

Research and development (R&D) expense during the three and nine months ended March 31, 2004 as compared to the three and nine months ended March 31, 2003 follows:

                                     Three months ended               Nine months ended
                               -------------------------------  -------------------------------
                                    March 31,                        March 31,
                               --------------------  Increase/  --------------------  Increase/
Thousands                          2004       2003   (decrease)     2004       2003   (decrease)
                               ---------  ---------  ---------  ---------  ---------  ---------
R&D expense.................. $   5,471  $   4,160  $   1,311  $  15,029  $  13,581  $   1,448
                               =========  =========  =========  =========  =========  =========

As a percent of sales........      15.0%      14.4%                 15.7%      15.8%
                               =========  =========             =========  =========

Increasing our intellectual property is a key element of our growth strategy. During the quarter ended March 31, 2004, we introduced 10 new products as we continue to implement this segment of our strategy. As a result, for the three and nine months ended March 31, 2004, research and development (R&D) expense increased over fiscal 2003 levels as the life cycle of research and development efforts causes these expenses to fluctuate from quarter to quarter. R&D expense as a percentage of sales during fiscal 2004 was in line with our current development plan and remained consistent with fiscal 2003 levels.

Employee Severance and Consolidation Costs

On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. This consolidation was completed in August, 2003. As a result of these actions, we recorded employee severance and consolidation costs totaling $165,000 and $2.5 million during the three-month and nine-month periods ended March 31, 2004, respectively.

These costs included the following for the three and nine months ended March 31, 2004:

  Employee severance and related costs of $20,000 and $470,000, respectively, (recorded over the remaining service period in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities) due to the reduction of our workforce. There were no amounts remaining to be paid at March 31, 2004.
  Other consolidation costs of $135,000 and $530,000, respectively, (recorded as incurred in accordance with SFAS 146) as a result of the consolidation of our communications operations to other facilities. There were no amounts remaining to be paid at March 31, 2004.
  Lease termination costs of $10,000 and $1,495,000, respectively, (recorded on the cease use date in accordance with SFAS 146) as a result of the closure of our Carlsbad, California facility in August 2003. The lease termination costs represent the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining lease obligations are expected to be paid monthly through April 2006.

Employee severance and consolidation costs of $598,000 recorded during the nine months ended March 31, 2003 were primarily the result of workforce reductions implemented as a result of the depressed market conditions impacting our communications market customers.

Amortization of Intangible Assets

For the three and nine months ended March 31, 2004, amortization of intangible assets was $538,000 and
$1.6 million, respectively, compared to $452,000 and $1.5 million for the comparable periods of fiscal 2003. Amortization expense increased in fiscal 2004 due to the purchased identifiable intangible assets recorded in connection with the acquisition of SBS Canada (formerly Avvida Systems) in June 2003. In addition, amortization expense in fiscal 2003 included a write-down of $136,000 recorded in connection with a prepaid license agreement for a product that SBS determined during the quarter ended September 30, 2002 would not be brought to market.

Interest and Other Income, Net

For the three and nine months ended March 31, 2004, net interest and other income of $95,000 and $541,000, respectively, included interest received in September 2003 in connection with income tax refunds of payments made in prior periods of approximately $250,000. Excluding the interest on the tax refunds in fiscal 2004, net interest and other income represented primarily interest income associated with surplus cash, which declined from fiscal 2003 levels due to lower interest rates.

Foreign Exchange Losses

For the three and nine months ended March 31, 2004, foreign exchange losses of $38,000 and $320,000, respectively, represent primarily realized and unrealized losses on certain inter-company transactions that are denominated in non-functional currencies due to changes in currency exchange rates as a result of the weakening of the U.S. dollar during fiscal 2004.

Income Tax Expense

For the three and nine months ended March 31, 2004, income tax expense was recorded based upon our estimated worldwide effective tax rates for fiscal year 2004 of 35.0%. This compares to income tax expense recorded for the three and nine months ended March 31, 2003, using estimated worldwide effective tax rates of 32.3% and 30.0%, respectively. The change in the estimated worldwide effective income tax rates was due principally to the impact of a shift in the mix of pre-tax income from domestic and foreign sources.

Cumulative Effect of Change in Accounting Principle

For the nine month period ended March 31, 2003, we recorded a transitional impairment charge of $9.5 million ($6,058,000 net of tax), reported as a cumulative effect of change in accounting principle, as a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) effective July 1, 2002.

Earnings Per Share

For the three and nine months ended March 31, 2004, net income per common share and net income per common share - assuming dilution were $0.14 and $0.16, respectively. This compares to net income per common share and net income per common share - assuming dilution of $0.06 for the three month period ended March 31, 2003, and income per share before the cumulative effect of the change in accounting principle of $0.10 during the nine month period ended March 31, 2003. For the nine-month period ended March 31, 2003, net loss per share and net loss per common share - assuming dilution of $(0.31) included the impact of the cumulative effect of change in accounting for goodwill of $(0.41) per common share as a result of our adoption of SFAS 142 effective July 1, 2002.

Review of Business Segments

During fiscal 2004, we changed our reportable segments to a structure based on geographic markets as a result of changes in management responsibility, our desire to enhance our regional-based sales and service to our European customers, and the June 2003 acquisition of SBS Canada (formerly Avvida Systems). This change has enabled management to focus on regional market development, alignment of sales channels with customers' product needs, and enhancement of customer service and satisfaction.

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

  the allocation of corporate overhead expenses other than marketing costs;
  substantially all amortization expense associated with acquisitions; and
  interest income earned on U.S. operations cash balances.

Americas Group

                                             Three Months Ended                       Nine Months Ended
                                ---------------------------------------------------  --------------------
                                     March 31,                                            March 31,
                                --------------------     %      Dec. 31,      %      --------------------     %
Thousands                          2004       2003    change      2003     change       2004       2003    change
                                ---------  --------- ---------  --------- ---------  ---------  --------- ---------
Sales to External Customers... $  26,250  $  22,715      15.6% $  23,440      12.0% $  69,967  $  71,776      -2.5%
                                =========  =========            =========            =========  =========

Segment Profit ............... $   4,578  $   2,939      55.8% $   3,601      27.1% $   8,058  $   8,491      -5.1%
                                =========  =========            =========            =========  =========

Note - segment profit (loss) for the three and nine months ended March 31, 2004 includes approximately $0.2 million and $2.5 million, respectively, of employee severance and consolidation costs as a result of the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003.

Sales to External Customers. For the three months ended March 31, 2004, sales to external customers increased approximately $3.5 million, or 15.6%, compared to the comparable period of the prior fiscal year, as unit shipments increased across all the Group's product lines with the exception of telecommunications product shipments which declined from prior year levels. On a sequential basis, sales to external customers increased $2.8 million, or 12.0%, compared to the prior quarter as shipments of government and commercial products increased. For the nine months ended March 31, 2004, sales to external customers decreased approximately $1.8 million, or (2.5)%, compared to fiscal 2003 primarily as a result of reduced shipments of the Group's telecommunications products. Sales to external customers for the second quarter include approximately $2.0 million of sales that were delayed at the end of the first quarter due to production issues associated with certain advanced technology systems. The Group's sales to external customers for the three and nine months ended March 31, 2004 exclude approximately $500,000 and $2.5 million of sales that, after the transfer of sales and support for our European customers to our German operations, were included in sales for the Europe Group. Sales contributed by the acquisition of SBS Canada (formerly Avvida Systems) in June 2003 of approximately $0.3 million and $0.9 million for the three and nine months ended March 31, 2004 partially offset the decline in sales in fiscal 2004.

Segment Profit (Loss). Segment profit increased $1.6 million, or 55.8%, for the three months ended March 31, 2004, and segment profit decreased approximately $433,000, or (5.1)%, for the nine months ended March 31, 2004, both compared to the comparable periods of the prior fiscal year. On a sequential basis, segment profit increased $977,000, or 27.1%, compared with the prior quarter. Segment profit in the nine months of fiscal 2004 declined primarily as a result of approximately $2.5 million of employee severance and consolidation costs being recorded from the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003, partially offset by a change in sales mix to higher margin products together with reduced SG&A expenses as a result of the actions discussed above. For these reasons, segment profit as a percentage of sales to external customers was 17.4% and 11.5% for the three and nine months of fiscal 2004, compared with 12.9% and 11.8% for the same periods of fiscal 2003.

Europe Group

                                             Three Months Ended                       Nine Months Ended
                                ---------------------------------------------------  --------------------
                                     March 31,                                            March 31,
                                --------------------     %      Dec. 31,      %      --------------------     %
Thousands                          2004       2003    change      2003     change       2004       2003    change
                                ---------  --------- ---------  --------- ---------  ---------  --------- ---------
Sales to External Customers... $  10,342  $   6,191      67.0% $   9,063      14.1% $  25,705  $  14,223      80.7%
                                =========  =========            =========            =========  =========

Segment Profit................ $   2,105  $   1,495      40.8% $   2,066       1.9% $   5,481  $   3,138      74.7%
                                =========  =========            =========            =========  =========

Sales to External Customers. Unit shipments of the Group's products increased for all periods resulting in increased sales to external customers. For the three and nine months ended March 31, 2004, sales to external customers increased $4.1 million and $11.5 million, respectively, compared to the comparable periods of the prior fiscal year, of which approximately $982,000 and $2.5 million, respectively, was the result of changes in currency exchange rates used to translate the Group's financial statements to U.S. dollars. On a sequential basis, sales to external customers increased $1.3 million, compared with the prior quarter. The Group's sales to external customers for the three and nine months ended March 31, 2004 included an increase of approximately $500,000 and $2.5 million, respectively, of sales that, before the transfer of sales and support for our European customers to our German operations, would have been included in sales of the Americas Group.

Segment Profit. For the three and nine month periods ended March 31, 2004, segment profit increased $610,000 or 40.8%, and $2.3 million, or 74.7%, respectively, compared to the comparable periods of the prior year, due primarily to the increase in sales, offset partially by an increase in SG&A and R&D expenses commensurate with the growth in the business. On a sequential basis, segment profit was relatively unchanged compared with the prior quarter. For these reasons, segment profit as a percentage of sales was 20.4% and 21.3% for the three and nine month periods of fiscal 2004, respectively, compared to 24.1% and 22.1% for the comparable periods of fiscal 2003.

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

Our cash balance of $37.5 million at March 31, 2004 represents an increase of $0.4 million during the nine months ended March 31, 2004. Sources of the increase include:

Cash flows from:                                Thousands
   Operating activities.........................  $      32
   Investing activities.........................     (2,269)
   Financing activities.........................      2,330
   Net effect of exchange rate changes on cash..        268
                                                   ---------
                                                  $     361
                                                   =========

Net cash inflows are comprised of cash provided by operating activities of $32,000, which includes cash flows of
$4.6 million from depreciation and amortization and $2.2 million from the receipt of income tax refunds of payments made in prior periods, and cash provided by financing activities of $2.3 million as a result of the exercise of stock options. However, future cash inflows as a result of employee stock option exercises are difficult to predict with certainty. These cash inflows were offset by $2.4 million used for the purchase of capital equipment during the period as we upgraded some of our manufacturing and test equipment. During the nine month period ended March 31, 2004, the increase in accounts receivable used cash from operations of $579,000, and the increase in inventory levels, in line with the current level of business, used cash from operations of $9.7 million, both excluding the impact of foreign currency translation adjustments. Liabilities also increased by approximately $1.2 million, consistent with our current level of business.

As of the date of this report, we do not have any material capital expenditure commitments.

As of March 31, 2004, we were committed under noncancelable operating leases that expire at various dates through fiscal 2008, as described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

For the nine-month period ended March 31, 2004 there was no significant impact from inflation.

Business Outlook

We are pleased with the design wins and increased bookings level this fiscal year. Based on projections from our customers, we expect a favorable book-to-bill ratio during the quarter ending June 30, 2004. We are continuing to see improvement in our markets. The government market is still strong with increasing requirements for system level solutions. The communications and enterprise markets are continuing to rebound, and our customers' forecasts are more aggressive. In the commercial market, we are seeing steady demand from semiconductor and medical equipment manufacturers. Based on our forecasts and order backlog, we expect sales for the quarter ending June 30, 2004 to be between $37 million and $38 million; however, actual results may vary.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

SBS' liquid investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, we believe that the market risk related to these investments is minimal. As a result of our German and Canadian operating and financing activities, we are exposed to market risk from changes in foreign currency exchange rates. As of March 31, 2004, we have no plans or intentions to enter into foreign exchange forward contracts to reduce exposure to changes in foreign currency exchange rates.

Item 4 - Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Quarterly Report on Form 10- Q, we evaluated the effectiveness of the design and operation of "disclosure controls and procedures" (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting (Internal Controls) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SBS; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBS are being made only in accordance with authorizations of management and directors of SBS; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBS' assets that could have a material effect on the financial statements.  To the extent that components of our Internal Controls are included in our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

There was no change in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

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

14	(1)	Code of Ethics.
31.1	(1)	Certification of the Company's Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.
31.2	(1)	Certification of the Company's Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.
32.1	(1)	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	(1)	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) See Exhibit Index

(b) Reports on Form 8-K during the quarter

During the quarter ended March 31, 2004, we filed the following current reports on Form 8-K:

1.   On January 20, 2004, SBS Technologies, Inc. filed a Form 8-K regarding its financial results for the quarter and six months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC.
(Registrant)

By: /s/ Clarence W. Peckham
Clarence W. Peckham
Chief Executive Officer

By: /s/ James E. Dixon Jr.
James E. Dixon Jr.
Executive Vice President and
Chief Financial Officer

Date: May 14, 2004

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here- with
3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2000
3.ii	Second Restated and Amended By-laws dated November 13, 2003	10-Q	001-10981	3.ii	12-31-2003
4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	3.i	9-30-2000
4.b	Articles I and II of the Restated and Amended Bylaws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	12-31-2003
4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent.	10-K	001-10981	4.1	6-30-2002
14	Code of Ethics.	8-K	001-10981	14	11-21-2003
31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X
31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X
32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X
32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X