Form 10-K
period 2004-06-30
SBS TECHNOLOGIES INC
filed 2004-09-13
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

or

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________.

Commission file number 1-10981

SBS Technologies, Inc.
(Exact name of registrant as specified in its charter)

New Mexico	85-0359415
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2400 Louisiana Blvd. NE, AFC Bldg 5, Suite 600
Albuquerque, New Mexico	87110
(Address of principal executive office)	(Zip code)

Registrant's telephone number, including area code: (505) 875-0600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ✓ ] No [ ]

The aggregate market value of the voting stock held by non- affiliates of the Registrant, based upon the closing sale price of the Common Stock on August 25, 2004 as reported on The Nasdaq Stock Market® was $107,364,688. Shares of Common Stock held by each officer and director as of August 25, 2004 and by each person who owns 5% or more of the outstanding Common Stock according to filings with the Securities and Exchange Commission dated June 30, 2004 have been excluded because these persons may be deemed to be affiliates.

As of August 25, 2004, Registrant had 15,503,774 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Company's Proxy Statement for the registrant's 2004 Annual Meeting of Shareholders to be held November 18, 2004 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements with respect to the financial condition, results of operations and business of SBS Technologies, Inc. and subsidiaries (referred to variously as "SBS," the "Company," "we," "us" and "our"). You may find many of these statements by looking for words like "intends," "expects," "projects," "believes," "anticipates" or similar expressions in this Form 10-K. These forward-looking statements include:
  statements regarding future events and the future financial performance of SBS;
  expected sales and gross margin levels for the fiscal year ending June 30, 2005;
  expected sales levels for the quarter ending September 30, 2004;
  expectations of internally-generated cash flows;
  the continued health of the end markets we serve;
  the expectation of several government systems design wins to start production in fiscal year 2005;
  the expectation of sales to Applied Materials and Ericsson to continue during fiscal year 2005 at the same dollar level as in fiscal year 2004; and
  new product and business development efforts.

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
  a high degree of uncertainty and rapid change in the markets addressed by our products that could reduce sales or render certain SBS products obsolete, resulting in reduced gross profit levels;
  customer demand for and acceptance of our products, which may be less than we expect, affecting both sales and margins;
  our ability to design, test and introduce new products on a timely basis, which, if we are not able, may decrease both sales and margins;
  the other risk factors listed under "Risk Factors" included elsewhere in this Form 10-K.

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

PART I

Item 1. Business

Introduction

We design and build open-architecture embedded computer products that enable original equipment manufacturers (OEM) to serve the government, commercial, and communications end markets. Embedded computer products are put inside or made part of larger systems to process information, control machines, move computer data between machines, and interact with people. The companies that use our products manufacture very sophisticated, expensive devices, for example, MRI machines, flight simulators, wireless networks, fighter jets and industrial robots.

The SBS product line is strategically focused on embedded computing, and we serve virtually all parts of the market. We currently list more than 450 products in the product section of our website, www.sbs.com. We offer components like input/output (I/O) modules, bus adapters, carrier cards, system enclosures, FPGA boards and single board computers, as well as network switches, blades and fully integrated systems. Many of these products are available in ruggedized versions, which can operate in conditions of extreme temperature, vibration, shock and humidity.

We serve a broad range of customers. We help our customers get to market faster, more reliably and more economically, by providing a wide range of standard and customized embedded computer products. Our products have application in diverse industries, including space and aviation, telecommunications, military and government, transportation, telemetry, robotics, networking, broadcasting, wireless communications and medical imaging.

We have grown because we understand our role in the embedded computing process: we make components which are part of larger, more complicated devices. As embedded computer applications expand, we broaden our product line to meet our customers' needs and to attract new customers. We invest in technology and customer service so that we can grow with our customers.

We have grown organically and through strategic acquisitions, acquiring companies that supplement our core competencies - a pattern we expect to continue. Our organic growth is driven by adding new products, improving existing products through our research and development program, and attracting new customers with our products and service. We also completed eleven acquisitions between 1992 and June 2004 that broadened our product offerings and our customer base.

SBS Technologies, Inc. was incorporated in New Mexico in November 1986 and began operations in September 1987. Our executive office is located at 2400 Louisiana Boulevard, NE, AFC Building 5, Suite 600, Albuquerque, New Mexico, 87110, telephone number (505) 875-0600. As of June 30, 2004, SBS Technologies, Inc. had five direct subsidiaries: SBS Technologies, Inc., Commercial Group ("SBS Commercial"), SBS Technologies, Inc., Government Group ("SBS Government"), SBS Technologies, Inc., Communications and Enterprise Group ("SBS Communications"), SBS Technologies, Inc. Foreign Holding Company ("Foreign Holding"), and SBS Technologies, Inc., German Holdings, LLC ("German Holdings"). In July 2002, the Avionics Products division of SBS was combined with SBS Government. In September 2002, SBS Technologies, Inc., Industrial Computers, and SDL Communications, Inc., both of which were formerly subsidiaries of SBS Technologies, Inc., merged into SBS Technologies, Inc., Communications Products, a subsidiary of SBS Technologies, Inc., at which time its name was changed to SBS Technologies, Inc., Communications and Enterprise Group.

In April 2003, German Holdings acquired all of the shares of SBS Technologies Holding GmbH ("Holding GmbH"), formerly a subsidiary of Foreign Holding, and all of the shares of SBS or Computers Verwaltungs GmbH ("Verwaltungs"), formerly a subsidiary of Holding GmbH. Later in April 2003, Holding GmbH was merged into SBS Technologies, GmbH & Co. KG ("KG"), formerly a subsidiary of Holding GmbH. As a result of the merger, ortec Electronic Assembly GmbH ("ortec"), formerly a wholly-owned subsidiary of Holding GmbH, is a wholly-owned subsidiary of KG. KG and Verwaltungs are subsidiaries of German Holdings. KG is a partnership between German Holdings as sole limited partner and Verwaltungs as sole general partner.

SBS Technologies (Canada), Inc. ("SBS Canada") is a subsidiary of Foreign Holding. Effective June 30, 2003, SBS Canada acquired all of the shares of Avvida Holdings Corp. ("Avvida Holdings"). At that time, Avvida Systems Inc. ("Avvida Systems") was a subsidiary of Avvida Holdings. In July 2003, both Avvida Systems and Avvida Holdings were amalgamated under Canadian law into SBS Canada. SBS Technologies Finance LP, a limited partnership, is owned 99% by Foreign Holding as sole general partner, and 1% by SBS Technologies, Inc. as sole limited partner.

SBS Technologies (Shenzhen) Limited, a subsidiary of Foreign Holding, was formed in June 2004.

A chart of our corporate structure follows:

SBS Technologies, Inc.
(NM Corp)
SBS Technologies, Inc., Commercial Group (MN Corp)
SBS Technologies, Inc. Foreign Holding Company (NV Corp)
SBS Technologies, Inc., Government Group (NM Corp)
SBS Technologies, Inc., Communications & Enterprise Group (CA Corp)
SBS Technologies, Inc., German Holdings, LLC (DE LLC)
SBS Technologies, Finance LP (Alberta Ltd Partnership) 1% owned by SBS Technologies, Inc. 99% owned by Foreign Holding Company
SBS Technologies, (Canada), Inc. (Ontario, Canada Corp)
SBS Technologies (Shenzhen) Limited (China)
SBS Technologies, GmbH & Co. KG (Germany KG)
SBS or Computers Verwltungs GmbH (Germany)
ortec Electronic Assembly GmbH (Germany)

SBS Technologies®, IndustryPack®, Omnispan®, and dataBLIZZARD® are registered trademarks of SBS. PC MIP® is a registered trademark of MEN Micro, Inc. of Carrollton, Texas, and SBS. All other trademarks or tradenames referred to in this document are the property of their respective owners.

Corporate Governance

We strive to achieve excellence and integrity in all of our business practices, including corporate governance, oversight, accountability and transparency. We believe we have incorporated best practices in our governance, including those currently required by the Sarbanes-Oxley Act of 2002 and The Nasdaq Stock Market®. The following are several examples of corporate governance initiatives implemented by the Company, many dating several years before the passage of the Sarbanes-Oxley Act:

  The Company's Board of Directors is comprised of seven members, five of whom are independent from management ("Independent Directors"). The Board has consisted of a majority of Independent Directors since 1992.
  The Board has three standing committees: the Audit Committee, the Corporate Governance and Nominating Committee, and the Management Development and Compensation Committee. Each Committee has a written charter, available for review on our web site at www.sbs.com, and membership on all Board Committees is limited to the Independent Directors.
  At each regularly scheduled meeting of the Board of Directors, a meeting is held of the Independent Directors without any company officer or Employee Director participation. The Independent Directors' meeting is chaired by the Board's Lead Director, who is an Independent Director. These meetings have been conducted since 1998.
  The Company has an Internal Financial and Disclosure Controls Committee, whose primary duties are to establish, evaluate and maintain systems of internal controls regarding financial information of the Company and disclosures required by applicable laws to ensure (a) accuracy, completeness, reliability and timeliness of financial and other reports, (b) effectiveness and efficiency of operations, and (c) compliance with applicable laws and regulations. That committee's charter is available on our web site at www.sbs.com.
  The Company has disseminated to all of its employees a Financial Complaint Procedures Policy, available for review on our web site at www.sbs.com, to enable the anonymous reporting of any possible financial wrongdoing within the Company.
  The Company has adopted a Code of Ethics, available for review on our web site at www.sbs.com, binding upon all directors and employees of the Company, designed to deter wrongdoing and promote honest and ethical conduct, full, fair, accurate and timely public disclosures, compliance with all governmental requirements, prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. We will disclose on our website when there have been waivers of, or amendments to, the Code of Ethics.
  The Board of Directors has adopted a Statement on Corporate Governance, available for review on our website at www.sbs.com, which contains corporate governance standards applicable to the Board, including Board functions, structure and operations of the Board and its Committees, and shareholder meetings.
  The reports we file with the U.S. Securities and Exchange Commission on a current, quarterly and annual basis are available, as soon as practicable after they are filed, on our website at www.sbs.com.

The following narrative should be read in conjunction with the Section entitled "Risk Factors."

SBS' Operating Segments

Throughout our fiscal year ended June 30, 2004, we operated worldwide based on geographic markets through two operating segments: the Americas Group and the Europe Group. These segments enable management to focus on regional market development, alignment of sales channels with customers' product needs, and enhancement of customer service and satisfaction. Each segment has management who report directly to our Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of our operations based in the United States and Canada, and most recently Shenzhen, China. This includes the engineering, test and assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada, the manufacturing operations located in St. Paul, Minnesota and the sales and technical support activities located in Shenzhen, China. The Europe Group consists of our operations based in Germany, which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany. For fiscal years 2004, 2003 and 2002, sales by operating segments are listed below.

                                             SALES BY SEGMENT
                                          (dollars in millions)

                                            Fiscal years ended
                          June 30,   % of    June 30,   % of    June 30,   % of
                            2004     total     2003     total     2002     total
                          --------- -------  --------- -------  --------- -------

Americas Group.......... $    97.1      73% $    94.3      82% $   106.3      89%
Europe Group............      36.8      27%      21.2      18%      12.6      11%
                          --------- -------  --------- -------  --------- -------
Total................... $   133.9     100% $   115.5     100% $   118.9     100%
                          ========= =======  ========= =======  ========= =======

See Notes 13 and 14 to SBS' Consolidated Financial Statements for additional information about SBS' operating segments, geographic areas, and major customers.

Order Backlog

Order backlog expected to be filled within the fiscal year ending June 2005 was approximately $28.0 million and $14.2 million, as of September 1, 2004 for the Americas Group and Europe Group, respectively. Our order backlog represents customer orders that have been contracted for future delivery. Order backlog as of September 1, 2003 was approximately $19.0 million and $8.9 million for the Americas Group and Europe Group, respectively. We have experienced order cancellations and requests for extensions of product shipments in the past and may continue to experience these cancellations and extensions in the future. As a result, shipments of current backlog may be delayed or canceled.

SBS' Products

Both the Americas Group and the Europe Group sell our complete portfolio of embedded computer products into the government, commercial and communications end markets. Our product line is strategically focused on open standards embedded computing, and we serve most parts of the embedded market. We produce more than 450 standard products which can be combined, configured and customized in literally thousands of ways.

We offer individual components like Input/Output modules (I/O), bus adapters, carrier cards, and single board computers, plus network switches, blades and fully integrated computer systems. Many of these products are available in ruggedized versions, which can operate in conditions of extreme temperature, vibration, shock and humidity.

Within our diverse collection of product lines, we offer many different form factors, including PCI, CompactPCI®, PMC, AMC, Processor PMC, and Industry Packs. We support our products with software in multiple operating systems. Our wide selection of single board computers enables a system designer to choose between multiple processor types, speeds, form factors, memory configurations, I/O types and rugged build grades. Similarly, our Field Programmable Gate Array products (FPGAs) allow designers to create custom processors by programming the hardware to execute their particular application.

Our I/O products greatly expand the capabilities of our Single Board Computers by adding additional networking capabilities, by adding more processing power, by allowing incompatible systems to communicate, by providing network switching and monitoring capabilities, or by adding more powerful graphic processing power. Our I/O technologies include popular standards such as SCSI, iSCSI, IEEE 1394 (Firewire), Ethernet, InfiniBand®, MIL- STD-1553, Fibre Channel, HIPPI, and telecom standards such as T1/E1/J1, HSSI, T3/E3, OC-3/STM-1 including HDLC, ATM, SONET, Frame Relay, TDM and IP.

In addition to producing board-level embedded computer products, SBS produces finished computer systems. This process includes designing and building the "boxes" the computers are housed in, installing the single board computers and I/O modules, and testing and certifying the entire system.

We also deliver the software tools that are necessary to integrate our products into the overall design. This includes drivers, driver development kits, board support packages, protocol stack and specialized tools for specific markets.

Customers and Applications

Our broad range of products is used by a diversified OEM customer base serving the government, commercial and communications end markets. Our products are used in a variety of applications in diverse industries including space and aviation, telecommunications, military and government, transportation, telemetry, robotics, networking, broadcasting, wireless communications and medical imaging. In fiscal year 2004, one customer (Applied Materials) represented 10% of our total sales and in 2003 and 2002, no one customer equaled or exceeded 10% of our sales. OEMs serving the communications market use our products in applications such as wireless base station controllers, optical switches, routers and network monitoring, and security applications. OEMs serving the commercial market use our products primarily to build products that are used in semiconductor manufacturing, industrial automation, medical imaging, and entertainment applications. Examples of these applications include semiconductor manufacturing equipment, CT scan and MRI equipment, automotive manufacturing and test equipment, test and measurement equipment, industrial automation equipment, commercial aircraft flight simulators, and audio mixing and video authoring equipment. OEMs serving the government market use our products in mission critical components in fighter aircraft and ground vehicles, flight and ground simulation, electronic system test solutions, and data link and command and control applications. Examples of these applications include systems and equipment for military aircraft, military ground vehicles, navy vessels, telemetry equipment, and space exploration applications.

Sales and Marketing

We market our products both domestically and internationally utilizing a combination of direct employee sales personnel, independent manufacturers' representatives, and distributors. As of August 1, 2004, we had 92 employees, who typically hold engineering degrees, in sales, marketing and customer relations, 17 U.S.-based independent manufacturers' representatives and 35 distributors located outside the U.S. Within North America, our direct employee sales personnel are deployed regionally throughout the U.S. and Canada as sales specialists in our traditional markets. Within Europe, as of August 1, 2004, we have direct employee sales personnel located in the United Kingdom, Sweden, France, and Germany. Sales into the Asian markets are primarily through distributors supported by our employees of SBS Technologies (Shenzhen) Limited. Domestically and internationally, the direct employee sales personnel are supported by field application engineers, who provide pre-sale technical support to our customers, and business development personnel, who specialize in our traditional markets of commercial, government and communications. We serve a diverse set of large and small customers. In order to gain access to this diverse customer base, we use all available selling channels. Domestically, the direct employee sales personnel generally sell to larger OEM accounts, while manufacturers' representatives sell to smaller accounts. Internationally, our direct employee sales personnel sell to larger OEM accounts, and independent distributors sell to smaller accounts. All quoting, pricing and final order acceptance for all sales are controlled by the responsible product line manager.

We maintain our primary sales and support offices in Albuquerque, New Mexico; Raleigh, North Carolina; Mansfield, Massachusetts; St. Paul, Minnesota; Waterloo, Ontario, Canada; Augsburg, Germany; and Shenzhen, China. Sales and sales leads are generated through a range of activities, including direct sales calls, identification of participants in key defense and government related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications, and our web site.

Research and Development

We invest in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of August 1, 2004, we had approximately 155 employees engaged in research and development activities. Of these employees, 82 have technical degrees and 36 have advanced degrees. We seek to combine special- purpose hardware, firmware and software in our products to provide our customers with the desired functionality. Our research and development expense was $20.6 million, $18.1 million, and $18.5 million in fiscal year 2004, 2003, and 2002, respectively, corresponding to 15.4%, 15.6%, and 15.5% of sales, respectively.

We have several trademarks and have one pending application for another. However, we have generally sought only limited patent protection for our technology. Currently, we have only six U.S. patents issued and two Canadian patents issued, expiring December 2013 through October 2021. We primarily rely on trade secrets for protection of our intellectual property and believe that future financial performance is much more dependent on the timely introduction of new products and technology and our customer relationships than protection of our intellectual property.

With a product line of over 450 different products, a portion of our research and development efforts is focused on sustaining and improving the existing products. In addition, we continue to develop new standard products for all of our markets, as well as adding new technologies to our product line. For fiscal year 2004, we released thirty-seven new products to the marketplace. In our single board computer product line we introduced the CT9, CR9 and CP9 Intel® Pentium M® based compact PCI cards as well as the VR9 VME bus Pentium M card. For 3U compact PCI we introduced the CR3 and CA3 Intel Ultra Low Voltage Celeron® processor card. These cards are designed to be used for all of our markets and are available in air cooled as well as conduction cooled configurations. A new technology, FPGA centric computer platforms, was added to the single board computer family in fiscal year 2004. The first FPGA product was a PCI-based card and the second was an FPGA-based PC104 card. In addition to releasing new single board computers, we also released new versions of packaged systems. We released the ruggedized PC7 Intel Pentium III® based industrial control computer. The PC7R is dustproof and waterproof and is designed to be used in harsh environments. We also released the new advanced mission computer product that is one of the only off-the-shelf standard computers available that can be used for military flight and mission computer applications. The advanced mission computers are available in 3U and 6U cPCI, and 6U VME, and are fully qualified for military programs.

In fiscal year 2004, we expanded our I/O products by increasing our Ethernet product line with two cPCI Ethernet switches and two new gigabit Ethernet PMC cards. We also extended our conduction cooled I/O product family by adding a fibre channel PMC, a 1394 PMC card, a 12 channel 3U cPCI serial card, an 8 channel PMC serial card, an audio PMC card and six new MIL-STD-1553 cards in PMC, cPCI and PCI formats. As a provider of high performance I/O solutions, we also expanded our InfiniBand product line with a twenty-four port switch and two new host bus adapter cards, one in PCI format and the other a PMC card. We extended our SCSI product line by introducing a new Ultra SCSI PMC card and adding an iSCSI PMC card, which is an internet-connected SCSI interface. To expand our I/O products for military systems applications, we also developed and released a new line of FPGA I/O cards in cPCI and VME formats that provide analog, digital, serial and custom I/O required for military applications.

For our I/O products aligned with communications applications, we released the Maxim 921-DS PMC card that provides full duplex DS3 connectivity. In addition, we developed new variants of our Wanic T1/E1 Serial monitoring cards and Maxim 524 T1/E1 cards, extended the Maxim 520 family to support rear panel I/O, and developed several customer specific wide area network cards that will be available as standard products. A major initiative was started in fiscal year 2004 to provide Advanced Mezzanine Cards (AMC) for Advanced Telecom Computing Architecture (ATCA) carrier cards. The first AMC product is the Telum 1001 which provides OC-3 connectivity.

During fiscal year 2004, we expanded our software support of real-time Linux, UNIX and Microsoft Windows® operating systems by adding drivers and new board support packages to support our new single board computers. We also released a development environment to support developing applications for our FPGA-based products.

Suppliers

We use contract manufacturing to produce substantially all of our U.S.-built board-level products. We obtain parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provide these parts and boards as kits to contract manufacturing companies that fabricate our products. Following manufacturing, we perform test, packaging and support functions for our products. We have two manufacturing facilities, St. Paul, Minnesota and Mindelheim, Germany. We have begun complete turnkey outsourcing to contract manufacturers, although it is for a small portion of our total production. We reduce our dependence on a single contract manufacturer by using multiple contract manufacturers for many of our products.

Our German operation manufactures approximately 45% of its board-level products at its facility in Mindelheim, Germany, and uses contract manufacturers for the remainder of its manufacturing, consisting primarily of OEM production business and certain ruggedized and military applications.

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
  broad product line,
  willingness to adapt products to customer needs (customization), after sale support, and
  long-term customer relationships.

Our competition in each of our product lines is described below.

Our CPU product line competes against other suppliers of CPU boards based on PowerPC® and Intel microprocessor technology, including GE Fanuc Embedded Systems, Kontron AG, Motorola, Inc., Performance Technologies, Incorporated, RadiSys Corporation, and others. In the ruggedized computer board and system market primarily serving military customers, our main competitors are Curtiss- Wright Corporation and Radstone Technologies PLC.

Our WAN I/O products compete with other suppliers of similar products within the embedded computer market. They include companies such as Interphase Corporation, Performance Technologies, Incorporated, and SBE, Inc.

Our general purpose I/O products are standards-based I/O modules for technologies such as Ethernet, Fibre Channel, and Serial. Among our competitors for these products are Acromag, Inc., Curtiss-Wright Corporation, GE Fanuc Embedded Systems, and a few small companies. Specialized products such as bus adapters and dataBLIZZARD have no direct competitors. Our InfiniBand technology products compete with Infinicon Systems, Inc., and a number of small start-up companies serving that market.

Our avionics interface products compete with those of other companies such as Ballard Technologies, Inc., Condor Engineering, Inc., Data Devices Corporation, Excalibur Technologies Corporation, and Gesellschaft Fur Angewandte Informatik und Mikroelekemik GmbH.

SBS Canada designs FPGA computing products that apply FPGA technology to processing applications often associated with DSP boards or single board computers. We compete with companies offering these technologies like Mercury Computer Systems, and imaging companies such as Matrox Graphics Inc., as well as a few small companies with FPGA products such as Annapolis Micro Systems, Inc.

Our systems and enclosure products compete with other suppliers of special purpose PC and CompactPCI platforms, enclosures and turnkey systems, such as Motorola, Inc. and RadiSys Corporation.

Employees

As of August 1, 2004, we had approximately 472 employees at our nine locations: Albuquerque, New Mexico; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; Mansfield, Massachusetts; Waterloo, Ontario, Canada; Shenzhen, China; and Augsburg and Mindelheim, Germany. Of these employees, 66 were in executive and administrative positions; 92 were in sales, marketing and customer relations; 155 were in research and development; 148 were employed in support of ongoing production, and 11 were employed on a part-time basis.

Risk Factors

Statements in this Report about the outlook for our business and markets, such as projections of future performance, statements of management's plans and objectives, and forecasts of market trends and other matters, are forward- looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause such a difference, and may impact our future financial performance, include, but are not limited to, those discussed below:

Risks Related to Our Business

Our period to period sales and operating results have fluctuated, and may continue to fluctuate significantly, which has caused, and may continue to cause, volatility in the market price for our common stock. Our Company has experienced fluctuations in its period to period sales and operating results in the past, and management expects that fluctuations will occur in the future. Our sales, on both an annual and a quarterly basis, can fluctuate as a result of a variety of factors, many of which are beyond our control and which we may not be able to predict. These factors include:
  the timing and volume of customer orders and delays,
  success in achieving design wins in which our products are designed into those of our customers, manufacturing delays,
  delays in shipment due to component shortages,
  cancellations of orders,
  changes in the mix of products sold,
  the rate of introduction of new products,
  ability to maintain appropriate inventory levels,
  excess or obsolete inventory and changes in valuation of inventory, cyclicality or downturns in the markets served by our customers, including significant reductions in defense, communications and capital equipment expenditures, political, legal, regulatory and economic conditions and developments in the areas of the world in which we operate or into which we might expand our operations, competition from new technologies and other companies,
  variations in sales channels, product costs and the mix of products sold, and economic disruptions due to terrorist activity or epidemics.

Because fluctuations in operating results have happened in the past, and may continue to happen in the future, we believe that comparisons of the results of our operations for preceding quarters and fiscal years are not necessarily meaningful, and that investors should not rely on the results for any one quarter or year as an indication of how the Company will perform in the future. Investors should also understand that, if our sales or earnings for any quarter or year are less than the level expected by securities analysts or the market in general, the market price for the Company's common stock has been in the past, and may be, in the future, subject to an immediate and significant decline.

Our sales have been, and may in the future be, significantly reduced due to volatile communications and capital equipment markets. We derive a significant portion of our sales from products for communications and capital equipment applications. The communications and capital equipment markets are characterized by intense competition and rapid technological change. The communications market grew rapidly in the late 1990's, but experienced depressed conditions during recent years, from which a recovery appears to have begun. For example, our sales into that market dropped by over 60% between our fiscal year 2001 and fiscal year 2002 and by another 30% from fiscal year 2002 to fiscal year 2003 before staging some recovery in fiscal year 2004. The volatility of the communications market over recent years could result in a future dramatic downturn in areas of the communications market targeted by us, such as wireless telephony and network monitoring, resulting in reductions in sales into that market.

 Our future sales may be limited if anticipated increases in U.S. defense spending do not occur, if defense spending in the U.S. and other countries is reduced or not allocated in a way that benefits us, or if U.S. military actions result in reluctance by customers outside of the U.S. to purchase our products. We derive a significant portion of our sales directly or indirectly from the U.S. Department of Defense (DoD). The majority of our government sales are to contractors in U.S. Government military programs for either new military systems or upgrades of existing military platforms. These sales may be affected by changes in procurement policies, budget considerations, changing defense requirements, and political developments. The influence of these factors, which are largely beyond our control, could impact our financial position or results of operations.

The President's budget for the DoD for fiscal year 2005 and beyond responds to increased needs for homeland security and combating terrorism. This is evidenced by budget increases for operation readiness and personnel needs, as well as for both procurement and research and development. This trend was reiterated in the Future Year Defense Plan (FYDP) submitted with the President's budget for fiscal year 2005. It projects sustained growth in both the procurement and research and development budgets for the DoD through fiscal year 2006, and in the case of the procurement budgetary authority, through fiscal year 2009. While there is no assurance that the increased DoD budget levels will be approved by Congress, the current U.S. defense budget outlook appears to be one of modest growth. However, the level and sustainability of growth and the amount of the budget that will ultimately be allocated to programs most closely aligned with our business, such as new military systems and upgrades of existing military platforms, is unknown, particularly in light of:
  current record U.S. government budget deficits, and
  increased expenditures on operations and maintenance arising from conflicts in Iraq, Afghanistan, and other locations, which typically do not benefit our business.

In addition, non-U.S. defense budgets have generally been declining over the past decade. This has resulted in consolidation in the European aerospace industry. This type of environment could reduce opportunities, and increase competition and pricing pressure, for sales of SBS products into non-U.S. government markets. Further, international backlash against United States government policy decisions relating to terrorism, the conflicts in Iraq and Afghanistan, and other international events may result in reluctance in certain foreign countries to buy products from companies, like SBS, headquartered in the United States.

We must persuade customers to outsource their component needs to grow our business. Many of our potential customers design and manufacture embedded computer components internally, which they may view as a cost-savings over purchasing these components from suppliers like SBS. To increase our sales, we need to persuade them that use of our components and services is cost- effective.

Increased market acceptance of our products also depends on a number of other factors, including:
  the quality of our design and production expertise,
  the increasing use and complexity of embedded computer systems in new and traditional products, the expansion of markets that are served by embedded computers, time to market requirements of our products,
  the assessment by our customers of direct and indirect cost savings, and our customers' willingness to rely on us for mission-critical applications.

Any failure to persuade customers to outsource their embedded computer needs could reduce our future revenues and earnings.

We face significant competition. The embedded computer industry is highly competitive and fragmented, and is in the process of consolidating, such as the recently announced acquisition of Force Computers, Inc. by Motorola Inc. Our competitors differ depending on product and market type, company size, geographic market and application type. We face competition in each of our product lines.

Competition in all of our product lines is based on:

  performance,
  time-to-market,
  customer support,
  product longevity,
  existing customer relationships,
  supplier stability,
  price,
  breadth of product offerings, and
  reliability.

Many of our existing and potential competitors are companies larger than we are that have a number of significant advantages over us, including:
  significantly greater financial, technological and marketing resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements, established relationships with customers or potential customers, which can make it harder for us to sell our products to those customers, a longer operating history, and
  more extensive name recognition and marketing capability.

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

If we do not persuade OEM's to use our products instead of those of other suppliers, our sales could be harmed. Our sales depend, in part, on our ability to obtain and maintain design wins for our products from OEM's. OEM's that do not currently integrate our components into their products may not be willing to purchase components from us because the cost of integrating new components into their products may be more expensive than continuing to use existing components. OEM's currently using our components often re-bid for next- generation components and may elect to use another supplier's components if the other supplier's designs are superior to our designs. Also, OEM's currently integrating our components may redesign their products in a manner that no longer requires our components. If we fail to maintain existing design wins or to achieve new design wins, our sales could be reduced.

We might have to expend substantial funds to redesign our products because of changes in industry standards, customer preferences or technology. Most of our products are developed to meet industry standards that define the basis of compatibility in operation and communication of a system supported by different vendors. These standards are continuing to develop. If these standards are eliminated, changed, or are superseded with more advanced technologies, the design of our products could be inappropriate or obsolete, and we could be required to undertake costly redesign and research and development efforts. Our sales also depend in part on our ability to develop state of the art products that comport with changing customer preferences. We may not be successful in developing these products in a timely manner, or in selling the products we develop. Our sales could significantly decrease, and our products could become obsolete, if we fail to adapt timely to changing industry standards, advances in technology, or customer preferences.

We purchase many of our components from third party suppliers who may discontinue or change their products or have insufficient supply. Many of our products contain state-of-the-art electronic components, such as microprocessors and memory technology. We depend upon third parties for our supply of many of these components. We obtain some of these components from a sole supplier or a limited number of suppliers, for which alternate sources may be difficult to locate. We have experienced, and may experience in the future, component part shortages, and we have in the past built, and may in the future build, inventory of these components. Moreover, suppliers may discontinue or upgrade some of the products incorporated into our products, which could require us to redesign a product to incorporate newer or alternative technology. Our inventory of component parts may become obsolete, which has in the past and may in the future result in write-downs. Although we believe that we have arranged for an adequate supply of components to meet our short-term requirements, we do not routinely obtain long-term binding contracts with our suppliers to assure future availability. If sufficient components are not available when we need them, our product shipments could be delayed, which could adversely affect our sales during certain periods as well as lead to customer dissatisfaction. If enough components are unavailable, we might have to pay premiums for parts in order to make shipment deadlines. Paying premiums for parts, building inventory of scarce parts, or having our existing inventory become obsolete could lower or eliminate our profit margin, reduce our cash flow, and otherwise harm our financial performance.

We use contract manufacturers to produce the bulk of our board-level products and are dependent on their timeliness, quality, and availability. We obtain parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provide these parts and boards as kits to contract manufacturing companies that fabricate our products. Many of the contract manufacturers we utilize are small companies with limited capital resources. We reduce dependence on a particular contract manufacturer by using multiple contract manufacturers for many of our products, although there is no assurance that we will not experience delays in obtaining product from contract manufacturers. If we must move our production to new contract manufacturers due to non-performance by current contract manufacturers, additional delays in obtaining product could be incurred, as qualifying new contract manufacturers is costly and time-consuming. If we are unable to meet our customers' delivery requirements due to delays in obtaining product from contract manufacturers, our sales and results of operations could be materially reduced. We also use contract manufacturers with operations in low-cost locations, such as Asia. Those products may be subject to shipping and other delays resulting from the location of those fabrication facilities. These manufacturers are also subject to political, economic and regulatory risk similar to those arising from our international sales and operations generally, as described on page 13.

We often incur substantial expense and development time well in advance of sales, requiring accurate gauging of future market demand. Our business depends upon continually introducing new and enhanced products and solutions for business needs. The development or adaptation of products and technologies requires us to commit financial resources, personnel and time significantly in advance of sales. In order to compete, our decisions with respect to those commitments must accurately anticipate both future demand and the technologies that will win market acceptance to meet that demand. In addition, our customers typically require several months to test and evaluate our products before designing their products to incorporate our components. Once our customers have decided to use our components, it may take up to 18 months or longer to begin volume production of products incorporating these components. Because of this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in inventory until the time that we generate sales from these components. We may never generate sales from components after incurring development expenses if our customers decide not to purchase them. Even if our customers select our components to incorporate into their products, our customers may not be able to market or sell their products successfully.

We are subject to order and shipment uncertainties that could harm our operating results. We typically sell our products pursuant to purchase orders that customers can cancel or defer delivery on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory that may not be salable to other customers at commercially reasonable terms, and which could reduce our profit margins, require inventory write downs, and restrict our ability to fund our operations. This risk is exacerbated by a current trend from our customers of requiring shorter lead times between placing an order with us and the shipment date. That typically necessitates an increase in our inventory of that product, raising the likelihood that upon cancellation or deferral, we may be holding greater amounts of inventory.

We have limited patent protection covering our technology, and we may not be able to protect our intellectual property. Disputes could be expensive. Our success depends, in part, on our ability to develop and protect our intellectual property. We have sought only limited patent protection for our technology. We currently have six U.S. patents and two Canadian patents issued and no U.S. patents pending. We cannot guarantee that our existing patents will be enforced in a court of law if challenged. Patent applications in the United States are not publicly disclosed until the patents are issued.

We primarily rely on trade secret laws, industrial know-how and confidentiality agreements with employees, customers, distributors and vendors to protect our intellectual property and believe that future financial performance is much more dependent on the timely introduction of new products and technology and our customer relationships than protection of our intellectual property. Third parties or employees may breach those confidentiality agreements or otherwise attempt to disclose, obtain or use our products and technologies.

We enter into contracts with OEM's which typically provide for broad indemnification of the OEM's against allegations of infringements of intellectual property rights arising from our products, including costs of defense. We do not carry insurance covering any such claims. Any such claim or claims could materially harm our financial condition.

We may have to litigate to enforce or defend our intellectual property rights. Any litigation, regardless of outcome, may be costly and time consuming. Further, if it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our products infringe on the rights of others, we may be required to pay past royalties or obtain licenses to use technologies. We may not be able to obtain licenses for these technologies on commercially reasonable terms, or at all.

General business conditions are vulnerable to the effects of epidemics, which could materially disrupt our operations and financial results. Our Company is vulnerable to the general economic effects of epidemics and other health-related concerns. In mid-2003, the outbreak of the SARS epidemic resulted in quarantines and substantial curtailment of travel and business activities for areas as geographically diverse as China and Toronto, Ontario. During that time, the epidemic disrupted sales activities of SBS Canada with a significant customer in China. We believe that many growth opportunities for current and future SBS products are located in Asia and other parts of the world where public health systems are not considered to be as advanced as in North America and Western Europe. Further, we have significant customers, and significant end- customers of our customers, located in Asia, including China, which are areas SBS has specifically targeted for growth. A recurrence of SARS or any other epidemic could substantially reduce or delay regional or worldwide demand for our products, or disrupt supply channels, which could materially impact our future results of operations.

Risks Related to Our Financial Condition

Our success depends, in part, on our ability to identify, acquire and successfully integrate new businesses. A major element of our business strategy is to pursue acquisitions that either expand or complement our business. We have increased the scope of our operations through eleven acquisitions since 1992, including the June 2003 acquisition of Avvida Systems, now SBS Canada. Where business conditions permit, we intend to actively pursue acquisition opportunities whenever they arise. This acquisition strategy may pose additional risks to us, including:
  We might not be able to identify or acquire acceptable acquisition candidates on favorable terms, and in a timely manner.
  Our management, financial controls, internal controls over financial reporting, personnel, and other corporate support systems might not be adequate to manage the increase in the size and the diversity of scope of our operations as a result of acquisitions and to effectively integrate acquired businesses.
  Our acquisitions might not increase revenue or earnings, and the companies acquired might not continue to perform at their historical or anticipated levels.
  We may use cash for acquisitions that would otherwise be available to fund our operations or to use for other corporate purposes.
  Our shareholders may experience dilution if we use the Company's capital stock to pay for acquisitions.
  We may incur debt to pay for acquisitions, resulting in interest costs and reduced earnings.

We may need to raise additional capital to fund our operations and to complete acquisitions. We depend on cash flow from operations to fund our operations and pay for our acquisitions. If we experience decreased sales, increased expenses, or a combination of the two, we may need to raise additional capital to fund our operations or acquire other businesses. If we decide to do so, we could attempt to issue debt securities or capital stock. We may not be able to sell these securities under then current market conditions. Even if we were successful in finding buyers for our securities, the buyers could demand commercially unreasonable terms. For example, if we had to sell debt securities, we might be forced to pay high interest rates or agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we were to sell the Company's capital stock, we might be forced to sell shares at a depressed market price, which could result in dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders. If we are unable to raise additional capital on commercially reasonable terms, we may be required to reduce our operations and delay or terminate any potential acquisition plans, which would harm our ability to grow.

If our sales do not increase, or if they decline, we could experience difficulty in obtaining debt or equity financing. Contraction and declines in the markets we serve have had and may in the future have an adverse impact on our sales and income. We currently do not have any bank credit facility in place. We may require external financing in the future, and that financing may not be available on terms acceptable to management or at all. In the future, if our sales do not increase, or if they decline, it would likely impede our ability to raise funds through the sale of debt or equity securities.

Our future results are subject to the efficiency of our past and future consolidation efforts. We have consolidated operations in the past, including Communications and Enterprise Group operating facilities previously based in Madison, Wisconsin, and Carlsbad, California. These consolidations included moving manufacturing, testing and support functions to the St. Paul, Minnesota, facility, and moving certain product design functions to the Mansfield, Massachusetts and Raleigh, North Carolina facilities in fiscal years 2003 and 2004. We may elect to consolidate other operations in the future. Failure to effect a consolidation efficiently could result in missed customer deliveries, higher costs, reductions in quality, and lost productivity on other important projects, any of which could adversely affect our future results of operations.

Our earnings have been, and could in the future be, adversely affected because of charges resulting from acquisitions, or an acquisition could reduce shareholder value. As part of our strategy for growth, we acquire compatible businesses. In accounting for a newly acquired business, we are, in many cases, required to amortize, over a period of years, certain identifiable intangible assets. Although the acquired business' current operating profit may offset the amortization expense, a decrease in the acquired business' operating profit could reduce our overall net income and earnings per share. Changes in future markets or technologies may require us to amortize intangible assets faster and in such a way that our overall financial condition or results of operations are harmed. If economic and/or business conditions decline in the future, we may incur impairment charges against earnings which could be significant. We may also be required, under accounting principles generally accepted in the United States of America, to charge against earnings upon consummation of an acquisition the value of an acquired business' technology that does not meet the accounting definition of "completed technology." Acquired businesses could also reduce shareholder value if they generate a net loss or require invested capital.

We may expend resources without receiving benefit from strategic alliances with third parties. From time to time, we enter into strategic alliances to deliver solutions to our customers. These alliances are typically formed to provide products or services that we do not provide in our core businesses. We may expend capital and resources on these alliances but may not receive any immediate or long-term return or economic benefit from them, thereby reducing our sales and earnings.

We depend on our employees for success. Our ability to maintain our competitive position and to develop and market new products depends, in part, upon our ability to retain key employees and to recruit and retain additional qualified personnel, particularly engineers. Competition for qualified employees in the computer industry is intense. In addition, we have traditionally relied in large part on granting of stock options as incentive compensation to recruit and retain qualified personnel. If proposed changes to accounting standards that require us to expense the fair value of stock option grants results in a reduction or elimination of future stock option awards to our employees, we could have difficulty recruiting and retaining qualified persons. If we are unable to retain and recruit key employees, our product development, and marketing and sales could be harmed.

We are subject to product liability risk. Our products and services could subject us to product liability or government or commercial warranty claims. We maintain primary product liability insurance for our non- aviation products with a general aggregate limit of $1.0/$2.0 million per occurrence and a $50.0 million excess umbrella policy. We maintain, for our aviation products, a $100.0 million liability insurance policy, per occurrence. Our products are widely used in a variety of applications. If a claim is made against us, our insurance coverage might not be adequate to pay for our defense or to pay for any award, in which case we would have to pay for it. Also, in the future we might not be able to continue our insurance coverage at desired levels for premiums acceptable to us. If a litigant were successful against us, a lack or insufficiency of insurance coverage could significantly harm our financial condition.

We face political, economic and regulatory risks associated with our international sales and operations not faced by businesses operating only in the United States. We sell our products in countries throughout the world from our United States, Canadian and German based operations. We intend to continue to expand our operations and sales outside the United States and have specifically targeted Asia, in addition to Europe, for future growth. Consistent with that policy, we opened our sales support and customer support office in Shenzhen, China in June 2004. Our international operations and sales subject the Company to risks not experienced by companies operating only in the United States, including:
  increased governmental regulations,
  export and import controls,
  political, economic and other uncertainties, including, risk of war, revolution, terrorist attacks, epidemics, expropriation, renegotiation or modification of existing contracts, standards and tariffs, and taxation policies, international monetary fluctuations that may make payment more expensive for foreign customers who may, as a result, limit or reduce purchases, exposure to different and inconsistent legal standards, particularly with respect to intellectual property, longer accounts receivable collection cycles,
  trade disputes or new trading policies that could limit, reduce, disrupt or eliminate our sales and business prospects outside the United States, and unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

Those risks could reduce our sales and earnings in the future.

Exchange rate fluctuations could reduce our earnings when stated in U.S. Dollars. Substantially all of our U.S. export sales transactions to date have been denominated in United States dollars and substantially all sales transactions of our Germany operation have been denominated in Euros. Due to the transfer of all sales and support of European customers to our European operation and the recent growth in sales experienced by our European operation, a growing percentage of our overall sales transactions has been denominated in Euros. Some sales in the future may be denominated in other currencies, including the Canadian dollar. Any decline in the value of other currencies in which we make sales against the United States dollar, the Canadian dollar or the Euro, or any decline in the value of the Canadian dollar or the Euro against the United States dollar, will have the effect of decreasing our consolidated earnings when stated in United States dollars. In the future, we may engage in hedging transactions to minimize the effect of the risks associated with these types of currency fluctuations; however, such hedging transactions could adversely impact our financial position and results of operations.

Risks Related to Our Securities

Our common stock price can be volatile because of several factors, including a limited public float. During the twelve-month period ended June 30, 2004, the sales price of our common stock fluctuated between $9.17 and $19.46 per share. We believe that the Company's common stock is subject to wide price fluctuations because of several factors, including:
  quarterly and annual fluctuations in our operating results, a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on the Company's stock price, announcements of new technologies by us, our competitors or customers, general conditions in the markets we serve,
  fluctuations in earnings of our competitors,
  changes in earnings estimates or investment recommendations by securities analysts, general volatility of the stock markets and the market prices of other publicly traded companies, economic disruptions due to terrorist activity,
  investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting, and investor sentiment regarding the valuation of technology companies generally.

A lower stock value for SBS could make it more difficult to raise, or preclude us from raising, capital through sales of stock or other securities or obtaining debt financing.

Item 2. Properties

We lease office and manufacturing space in Albuquerque, New Mexico, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, Mansfield, Massachusetts, Waterloo, Ontario, Canada, Augsburg and Mindelheim, Germany and Shenzhen, China. We are also obligated under a lease for our former facility in Carlsbad, California, which we vacated in August 2003 and have subleased to a third party throughout the remaining term of the lease. Our standard practice is to obtain all of our facilities through operating leases. We maintain an insurance plan covering all our facilities and contents.

The Albuquerque, New Mexico leased facility consists of approximately 42,500 square feet located in a multi-floor office building. This facility houses certain sales, engineering and support functions for SBS Government, a part of the Americas Group segment. The Albuquerque facility also serves as our corporate headquarters. The lease term runs through June 30, 2005. We believe that this facility will be sufficient to serve our needs through June 2005. Effective July 2004, we executed a lease for a one-story build-to-suit facility consisting of approximately 47,500 square feet. The term of the lease, which commences upon the later of substantial completion of construction or May 1, 2005, will run for a period of approximately 122 months expiring June 2015. We contemplate moving our entire Albuquerque operations to the new facility before the June 30, 2005 expiration of our current Albuquerque lease. The new lease contains a right of first refusal to purchase the facility, a right of early termination exercisable on or after July 1, 2012, a right to expand the premises by 10,000 square feet on or before July 1, 2010, a right to contract within the premises by 10,000 square feet on or after July 1, 2010, and a right to extend the term for up to three additional five-year terms. We believe that the new facility will be sufficient to serve our needs through the term of the lease.

Our general purpose I/O engineering team is located in Newark, California. The facility, which contains approximately 13,000 square feet and is leased for a term expiring November 30, 2007, is a one-story, multi-tenant building in a business park. We believe that this facility will be sufficient to serve our needs through the term of the lease.

Our Intel and PowerPC CPU sales and engineering functions are located in Raleigh, North Carolina, where we lease approximately 11,700 square feet of a one-story multi-tenant facility. The lease expires January 31, 2008, subject to one option to extend the term of the lease for three additional years. We believe that this facility will be sufficient to serve our needs through the term of the lease.

Our St. Paul, Minnesota facility consists of approximately 43,650 square feet, located in a business park. This facility consists of approximately 18,850 square feet of office space occupied by certain sales, engineering, and support functions for SBS Commercial, a part of the Americas Group segment, and 24,800 square feet of manufacturing and warehouse space utilized by our U.S. manufacturing center. The lease expires on January 31, 2006. We believe that this facility will be sufficient to serve our needs through the term of the lease.

Our facility, located in Mansfield, Massachusetts is a one-story multi-tenant building in a business park. The facility consists of approximately 31,200 square feet occupied by sales, engineering and support functions for SBS Communications, a part of the Americas Group segment. The lease is for a five- year term expiring on June 14, 2005. We believe that this facility will be sufficient to serve our needs through the term of the lease.

We lease in Waterloo, Ontario, Canada, approximately 19,400 square feet of a two-story multi-tenant building located within a business park. This location includes office space, and engineering, assembly and test facilities for the operations of SBS Canada, a part of the Americas Group segment. The lease term expires November 30, 2006, subject to one option to extend the term of the lease for five additional years. We also have a right of first refusal to expand into any adjacent unoccupied portions of the building during the term of the lease. We believe that this facility will be sufficient to serve our needs through the term of the lease.

We lease in Augsburg, Germany, a six-floor building, consisting of approximately 30,000 square feet of office, test, packaging and support areas for the operations of KG, a part of the Europe Group. The lease has a term of ten years expiring December 31, 2005. We are currently negotiating an extension of the lease to January 31, 2011 to include an addition consisting of approximately 7,500 square feet, bringing the total area to approximately 37,500 square feet. We believe that the facility, as expanded, will be sufficient to serve our needs through the term of the lease.

We lease in Mindelheim, Germany approximately 6,200 square feet of a single- story multi-tenant building located within a business area, consisting of approximately 1,200 square feet of office space and approximately 5,000 square feet of manufacturing and warehouse space for the operations of ortec, a part of the Europe Group. The lease term expires August 31, 2008, subject to one option to extend the term of the lease for five additional years. We believe this facility will be sufficient to serve our needs through the term of the lease.

We lease in Shenzhen, China approximately 4,400 square feet of office space in a multi-story multi-tenancy building located within a high technology business area that houses certain sales and technical support personnel for the Americas Group. The lease term expires May 9, 2006, subject to three options to extend the term of the lease for two additional years each. We believe this facility will be sufficient to serve our needs through the term of the lease.

In August 2003, we vacated our facility located in a business park in Carlsbad, California and subsequently subleased the building to an unrelated third party. This facility consists of approximately 75,200 square feet; 32,000 square feet of office space and 43,200 square feet of warehouse space, and the lease term for both our lease and the sublease expires in April 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market price per share

The Company's common stock is traded on the Nasdaq Stock Market using the symbol SBSE. Quarterly market prices (as reported on the Nasdaq Stock Market) for the last two fiscal years were:

                                2004                 2003
                         -------------------- --------------------
Fiscal quarters            High        Low      High        Low
-----------------------  ---------  --------- ---------  ---------
First                   $   13.93       9.17 $   12.30       5.00
Second                      17.00       9.89     12.00       6.25
Third                       17.75      14.30      9.90       7.06
Fourth                      19.46      12.72      9.94       6.51

Record Holders

Based on data provided by SBS' transfer agent and The Depository Trust Company, management believes that as of
August 25, 2004, the number of share owner accounts of record, as defined by Rule 12g5-1 of the Exchange Act, was approximately 215, at which date the closing market price of SBS' common stock was $11.15 per share.

Dividends

SBS has not paid any cash dividends on its Common Stock. Management's current policy is to retain earnings, if any, for use in SBS' operations and for expansion of the business. No dividend payments are anticipated in the foreseeable future (see "Management's Discussion and Analysis: Liquidity and Financial Condition").

Unregistered Securities

On June 30, 2003, we issued an aggregate of 386,940 shares of our common stock in connection with the acquisition of 100 percent of the outstanding common stock of Avvida Holdings Corp. and its wholly-owned subsidiary, Avvida Systems Inc. The offer and sale of these securities were affected without registration in reliance on the exemption afforded by Regulation S of the Securities Act of 1933, as amended. We filed a registration statement on Form S-3 to register the 386,940 shares issued on June 30, 2003, which was declared effective by the Securities and Exchange Commission on January 14, 2004.

Equity Compensation Plan Information

The following sets forth certain information as of June 30, 2004 with respect to equity compensation plans of SBS under which securities may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, rights, restricted stock, and other stock-based awards	Weighted-average exercise price of outstanding options, rights, restricted stock, and other stock-based awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,952,505	$14.91	2,794,638 *
Equity compensation plans not approved by security holders	-	-	-
Total	2,952,505	$14.91	2,794,638 *

* Certain equity compensation plans of the Company contain a formula that automatically increases the number of securities available for issuance by a percentage of the number of outstanding securities of the Company as follows:
    the 1993 Director and Officer Stock Option Plan provides securities available for grant equal to 5% of the number of shares of the Company's common stock outstanding the first day of each fiscal year plus shares underlying expired or terminated options (1,405,824 shares available at June 30, 2004).
    the 2000 Long-Term Equity Incentive Plan provides securities available for grant equal to ten percent of the adjusted average of the outstanding stock, as that number is determined by SBS to calculate net income per common share - assuming dilution for the preceding fiscal year, reduced by any shares of stock under the plan subject to unexercised options and any shares of stock under the plan subject to restrictions (452,921 shares available at June 30, 2004).

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

The following selected financial data for the years ended June 30, 2000 through June 30, 2004 have been derived from the audited consolidated financial statements of SBS. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report.

                                                                       Years ended June 30,
                                                        ----------------------------------------------------
                                                           2004     2003         2002      2001      2000
                                                        --------- ---------    --------- --------- ---------
                                                                      (Thousands except per share data)
Statements of Operations Data:
  Sales............................................... $ 133,874   115,521      118,856   187,180   128,189
  Gross profit........................................    64,729    57,519       42,628    88,565    67,015
  Operating income (loss).............................     7,132     2,165      (38,412)   27,736    15,736
  Net income (loss)...................................     5,193    (4,450)(a)  (24,360)   17,184     8,903

Per Share Data:
  Net income (loss) per common share:
    Income (loss) before cumulative effect
      of change in accounting principle............... $    0.34      0.11 (a)    (1.67)     1.23      0.71
    Net income (loss).................................      0.34     (0.30)       (1.67)     1.23      0.71

Net income (loss) per common share -
  assuming dilution:
    Income (loss) before cumulative effect
      of change in accounting principle............... $    0.34      0.11 (a)    (1.67)     1.14      0.66
    Net income (loss).................................      0.34     (0.30)       (1.67)     1.14      0.66

Balance Sheet Data:
  Working capital..................................... $  86,715    73,187       69,304    75,282    37,535
  Total assets........................................   145,136   128,610      125,648   147,172   133,160
  Total liabilities...................................    15,509    12,503       12,002    13,377    34,146
  Total stockholders' equity..........................   129,627   116,107      113,646   133,795    99,014

__________

Notes: We have not declared any dividends during the periods presented and we do not expect to pay dividends in the foreseeable future.

(a) The fiscal year 2003 summary financial data includes a transitional impairment charge of $6,058,000 (or ($0.41) per common share), net of tax, reported as a cumulative effect of change in accounting principle as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," on July 1, 2002.

On August 18, 2000, SBS declared a two- for-one stock split for stockholders of record on September 5, 2000, distributed on September 20, 2000. All references to net income per common share, net income per common share - assuming dilution, common stock, and stockholders' equity have been restated as if the stock split had occurred as of the earliest period presented.

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

On December 20, 1999, SBS completed a pooling of interests transaction with SciTech Inc. ("SciTech"). SciTech was subsequently merged into SBS Communications. SciTech's historical results did not have a material effect on combined financial position or results of operations; therefore, the financial position and results of operations of SBS and SciTech are combined from October 1, 1999 on a prospective basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We design and build open-architecture embedded computer products that enable OEMs to serve the government, commercial, and communications end markets. Embedded computer products are put inside or made part of larger systems to process information, control machines, move computer data between machines, and interact with people. The companies that use our products manufacture very sophisticated, expensive devices, for example, MRI machines, flight simulators, wireless networks, fighter jets and industrial robots.

The SBS product line is strategically focused on embedded computing, and we serve virtually all parts of the market. We currently list more than 450 products in the product section of our website, www.sbs.com. We offer components like I/O modules, bus adapters, carrier cards, system enclosures, FPGA boards and single board computers, as well as network switches, blades and fully integrated systems. Many of these products are available in ruggedized versions, which can operate in conditions of extreme temperature, vibration, shock and humidity.

We serve a broad range of customers. We help our customers get to market faster, more reliably and more economically, by providing a wide range of standard and customized embedded computer products. Our products have application in diverse industries, including space and aviation, telecommunications, military and government, transportation, telemetry, robotics, networking, broadcasting, wireless communications and medical imaging.

We have grown because we understand our role in the embedded computing process: we make components which are part of larger, more complicated devices. As embedded computer applications expand, we broaden our product line to meet our customers' needs and to attract new customers. We invest in technology and customer service so that we can grow with our customers.

We have grown organically and through strategic acquisitions, acquiring companies that supplement our core competencies - a pattern we expect to continue. Our organic growth is driven by adding new products, improving existing products through our research and development program, and attracting new customers with our products and service. We also completed eleven acquisitions between 1992 and June 2004 that broadened our product offerings and our customer base.

Executive Summary

During the fiscal year ended June 30, 2004, we made significant progress in the implementation of our strategic plan. As a team, we completed a major restructure of the Company and developed an outward looking, aggressive approach to the market. As an example, we expanded into China with the opening and staffing of a sales and technical support office in June 2004.

For the past two years, we have maintained an annual book-to- bill ratio of greater than one-to-one. Throughout fiscal 2004, our customers required shorter lead times for our products, increasing our turn business and resulting in more extensive variability of our bookings. In addition, we believe the number and quality of design win opportunities in all of our markets are strong, and we remain committed to providing an excellent base of products.

During the fiscal year ended June 30, 2004 (fiscal 2004), we noted the following:
  Our book-to-bill ratio for fiscal 2004 was 1.04 to 1.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales.

  Order backlog was $42.1 million as of June 30, 2004, compared to $36.2 million as of June 30, 2003;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.

  Thirty-four design wins were achieved during fiscal 2004.

Each reported design win represents an initial purchase order of a minimum of $100,000 and is forecasted to produce a minimum of $500,000 in sales annually when in production.

By end market, the design wins included twenty in the government market, seven in the commercial market, and seven in the communications market.
  During fiscal 2004, one commercial customer represented approximately 10% of our total sales and one communications customer represented approximately 8% of our total sales. We had no other customer whose sales represented more than 5% of our total in fiscal 2004.

Financial Highlights

Select financial highlights during the year ended June 30, 2004 compared to the years ended June 30, 2003 and 2002 follows:

                                                 Fiscal Years Ended
                                   ---------------------------------------------------
                                           June 30,                 June 30,
Thousands (except                  --------------------     %      ---------     %
  per share amounts)                 2004       2003     change      2002     change
                                   ---------  --------- ---------  --------- ---------
Sales............................ $ 133,874  $ 115,521      15.9% $ 118,856      12.6%
                                   =========  =========            =========

Operating income (loss).......... $   7,132  $   2,165     229.4% $ (38,412)    118.6%
                                   =========  =========            =========

Income (loss) before
  cumulative effect of change
  in accounting.................. $   5,193  $   1,608     222.9% $ (24,360)    121.3%
                                   =========  =========            =========

Net income (loss)(*)............. $   5,193  $  (4,450)    216.7% $ (24,360)    121.3%
                                   =========  =========            =========

Income (loss) per share
  before cumulative effect of
  change in accounting........... $    0.34  $    0.11     209.1% $   (1.67)    120.4%
                                   =========  =========            =========

Net income (loss) per
  share - assuming
  dilution (**).................. $    0.34  $   (0.30)    213.3% $   (1.67)    120.4%
                                   =========  =========            =========

Sales for fiscal 2004 were $133.9 million, a 15.9% increase from sales of $115.5 million for the prior year.

Operating income for fiscal 2004 increased approximately $5.0 million, or 229.4% from the fiscal 2003 balance.

Net income for fiscal 2004 was $5.2 million, compared with income before the cumulative effect of change in accounting for goodwill of $2.4 million and net loss of $(4.4) million for the prior fiscal year.

* Included in the determination of net loss in fiscal year 2003 is a transitional goodwill impairment charge of
$6.1 million (or ($0.41) per common share), net of tax, which is reported as a cumulative effect of change in accounting principle, as a result of our adoption of SFAS 142 effective on July 1, 2002.

Net income per share - assuming dilution for fiscal 2004 was $0.34, compared with income per common share - assuming dilution before the cumulative effect of change in accounting for goodwill of $0.11 and net loss per common share - assuming dilution of $(0.30) for the prior fiscal year.

** Included in the results for fiscal 2004 are employee severance and consolidation costs associated with the closure of the Carlsbad, California facility of approximately $2.4 million, which negatively impacted net income per common share - assuming dilution by ($0.11) on an after tax basis. This compares to employee severance and consolidation costs associated with closure of the Carlsbad facility and other management actions totaling approximately $1.7 million for fiscal 2003, which negatively impacted income per common share - assuming dilution before the cumulative effect of change in accounting for goodwill by ($0.08) on an after tax basis.

For a more complete analysis of the financial results, see "Results of Operations" below.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use estimates when we account for items such as inventory, allowances for uncollectible accounts receivable, depreciation and amortization periods for property and equipment and certain identifiable intangible assets, goodwill and intangible asset impairment analysis, and income taxes (see Note 1 to the SBS' consolidated financial statements). These estimates and assumptions are based upon our continuous evaluation of historical results and anticipated future events. Actual results could differ from these estimates under different assumptions or conditions.

The Securities and Exchange Commission defines critical accounting polices as those that are, in management's view, most important to the portrayal of SBS' financial condition and results of operations and those that require significant judgments and estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

  Revenue Recognition. We recognize revenue from product sales upon shipment to customers, provided we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Where customer acceptance provisions exist, we defer revenue recognition until acceptance by the customer unless we demonstrate the product meets the customer specified criteria upon shipment provided all other revenue recognition criteria were met.

  Inventory Valuation. We record inventory write- downs based on estimates of obsolete or unmarketable inventory, taking into account historical usage, forecasted future demand, and general market conditions. Write-downs may also be recorded based on our decision to discontinue the marketing of certain products or product lines. If our forecasts are incorrect, market conditions deteriorate, or we decide to exit other product lines, further inventory write-downs may be required which result in an increase to cost of sales and reduced gross profit. If market conditions or demand are better than expected, we may sell inventories that have been previously written down, resulting in reduced or zero cost of sales and improved gross profit.

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

  Goodwill. In conjunction with the implementation of SFAS 142 as of the beginning of fiscal year 2003, we no longer amortize goodwill, but instead test for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount which the unit as a whole could be bought or sold in a current transaction between willing parties. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. We estimate the fair values of our reporting units using discounted cash flow and public company market multiple valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. If that occurs, we are required to complete the second step of the goodwill impairment test to determine whether the unit's goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit's goodwill exceeds its implied fair value. If an impairment loss is recognized, the implied fair value of the reporting unit's goodwill becomes the new cost basis of the unit's goodwill.

We conduct our annual goodwill impairment test as of April 1 of each fiscal year when our budgets and operating plans for the forthcoming year are finalized. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present.

  Long-Lived and Intangible Assets. We evaluate the carrying value of long-lived and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry or economic downturn, a significant decline in SBS' market value, or significant reductions in projected future cash flows. An asset is considered to be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the asset. Once an asset is deemed impaired, a charge to expense is recognized to the extent that the carrying amount of the asset exceeds fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Estimates of future cash flows require significant judgment, and any change in these estimates may result in additional impairment charges and reduced operating profits.

  Income Taxes. Our estimate of current and deferred income taxes reflects our assessment of current and future taxes to be paid or received on items reflected in the financial statements, giving consideration to the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Estimates of current income taxes include benefits for items such as general business and other credits, U.S. sales to foreign jurisdictions, and utilization of foreign tax credits. Actual income taxes may vary from our estimates due to future changes in tax laws or because of a review of our tax returns by taxing authorities, which may result in an increase or decrease to income tax expense. We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is determined not to be more likely than not, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of June 30, 2004, excluding certain operating losses and tax credits for U.S. State income purposes, we believe our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover the deferred tax assets, our tax provision would increase in the period we determine that recovery is no longer more likely than not.

Recent Acquisitions

We made no acquisitions during the fiscal year ended June 30, 2004. SBS completed the acquisitions described below during the fiscal year ended June 30, 2003. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired companies have been combined with SBS' since the date of the acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values with goodwill, if any, representing the excess of the purchase price over the fair value of the net assets acquired.

On June 30, 2003, SBS acquired 100 percent of the outstanding common stock of Avvida Holdings Corp. and its wholly-owned subsidiary, Avvida Systems Inc. (Avvida), located in Waterloo, Canada. Avvida provides image processing solutions to customers serving a wide variety of applications. Avvida's focus is emerging programmable logic, including fully programmable gateway array (FPGA) technology utilized in high performance video, image and data processing solutions. We plan to incorporate FPGA technology into existing and future products across all SBS product lines.

The aggregate purchase price of $6.2 million, including acquisition costs of $0.6 million, was paid in cash and shares of SBS common stock valued at $3,574,020. The value of the 386,940 shares of SBS common stock was determined based on the average market price of SBS' common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. In conjunction with the purchase price allocation, the estimated fair value of identifiable intangible assets, specifically a core technology asset valued at $970,000 and a covenant not-to-compete valued at $1.2 million, was based on an assessment of their fair value determined by management, and goodwill of approximately $3.5 million was recorded which is not deductible for tax purposes. During the year ended June 30, 2004, we received an income tax refund that exceeded the amount recorded at acquisition by $104,000 which was recorded as a reduction to goodwill. The identifiable intangible assets will be amortized over a period of 5 years based on the estimated economic useful life of the core technology asset and the contractual period of the covenant.

 Results of Operations

The following table sets forth for the periods indicated certain operating data, including balances, as a percentage of sales:

                                                                          Years ended June 30,
                                                        ------------------------------------------------------
Dollars in thousands                                        2004%           2003%           2002%
                                                        --------- ------   --------- ------   --------- ------

Sales................................................. $ 133,874  100.0% $ 115,521  100.0% $ 118,856  100.0%
Cost of sales.........................................    69,145   51.6%    58,002   50.2%    76,228   64.1%
                                                        --------- ------   --------- ------   --------- ------
Gross profit..........................................    64,729   48.4%    57,519   49.8%    42,628   35.9%

Selling, general and administrative expense...........    32,504   24.3%    33,608   29.1%    38,817   32.7%
Research and development expense......................    20,552   15.4%    18,077   15.6%    18,461   15.5%
Employee severance and consolidation costs............     2,400    1.8%     1,729    1.5%     3,232    2.7%
Impairment of intangible assets.......................        --     -- %        --     -- %    13,005   10.9%
Amortization of goodwill .............................        --     -- %        --     -- %     4,523    3.8%
Amortization of intangible assets.....................     2,141    1.6%     1,940    1.7%     3,002    2.6%
                                                        --------- ------   --------- ------   --------- ------
Operating income (loss) ..............................     7,132    5.3%     2,165    1.9%   (38,412) (32.3)%
                                                        --------- ------   --------- ------   --------- ------
Interest and other income, net........................       634    0.5%       434    0.4%       631    0.5%
Foreign exchange losses...............................      (348)  (0.3)%      (207)  (0.2)%       (29)  (0.0)%
                                                        --------- ------   --------- ------   --------- ------
                                                             286    0.2%       227    0.2%       602    0.5%
                                                        --------- ------   --------- ------   --------- ------
Income (loss) before income taxes and cumulative
    effect of change in accounting principle..........     7,418    5.5%     2,392    2.1%   (37,810) (31.8)%
Income tax expense....................................     2,225    1.6%       784    0.7%   (13,450) (11.3)%
                                                        --------- ------   --------- ------   --------- ------
Income (loss) before cumulative effect of
    change in accounting principle....................     5,193    3.9%     1,608    1.4%   (24,360) (20.5)%
Cumulative effect of change in accounting
    principle (net of income tax benefit of $3,412)...        --     -- %    (6,058)  (5.2)%        --     -- %
                                                        --------- ------   --------- ------   --------- ------
Net income (loss)..................................... $   5,193    3.9% $  (4,450)  (3.9)% $ (24,360) (20.5)%
                                                        ========= ======   ========= ======   ========= ======

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

(References to fiscal 2004 and fiscal 2003 relate to the fiscal years ended on June 30)

Sales

Our total sales during the fiscal year ended June 30, 2004 compared to the year ended June 30, 2003 and 2002 follows:

                                                 Fiscal Years Ended
                                   ---------------------------------------------------
                                          June 30,                  June 30,
                                   --------------------     %      ---------     %
Thousands                            2004       2003     change      2002     change
                                   ---------  --------- ---------  --------- ---------
Sales............................ $ 133,874  $ 115,521      15.9% $ 118,856      12.6%
                                   =========  =========            =========

For fiscal 2004, sales increased $18.3 million compared to fiscal 2003, of which approximately $2.7 million was the result of the impact of a weakening U.S. dollar on the translation of our Europe Group financial statements. Sales for the fiscal year ended June 30, 2004 include approximately $1.1 million contributed from the acquisition of SBS Canada (formerly Avvida Systems) in June 2003. Sales by end market for fiscal 2004 compare to fiscal 2003 and 2002 as indicated below:

                                           SALES BY END MARKET
                                          (dollars in thousands)

                          June 30,   % of    June 30,   % of    June 30,   % of
                            2004     total     2003     total     2002     total
                          --------- -------  --------- -------  --------- -------
Fiscal year ended:
  Government............ $  67,944      51% $  60,465      52%    50,425      42%
  Commercial............    39,924      30%    37,689      33%    39,625      34%
  Communications........    26,006      19%    17,367      15%    28,806      24%
                          --------- -------  --------- -------  --------- -------
Total................... $ 133,874     100% $ 115,521     100%   118,856     100%
                          ========= =======  ========= =======  ========= =======

For the year ended June 30, 2004, sales to government customers increased 12.4%, sales to commercial customers increased 5.9% and sales to communications customers increased 49.7%, all compared with the prior fiscal year. To align with current management responsibility, sales to a majority of our enterprise customers are reflected as sales to commercial customers. During fiscal 2004, one commercial customer (Applied Materials) represented approximately 10% of our total sales and one communications customer (Ericsson) represented approximately 8% of our total sales. We had no other customer whose sales represented more than 5% of our total sales in fiscal 2004, 2003 or 2002.

As we progress through calendar 2004 and start fiscal year 2005, we believe the government market will remain strong. We experienced growth in this market in fiscal year 2004, and, as planned, the majority of design wins and new opportunities were for system level solutions. The military budget is still heavily focused on unmanned vehicles and upgrade programs. Both of these are areas where SBS is positioned to win new business. Sales to communications customers increased in fiscal year 2004, and we expect additional growth in fiscal year 2005. Our traditional markets of wireless and network monitoring continue to show positive growth, and, with the addition of Advanced Telecom Computing Architecture based products we are expanding into new opportunities. In the commercial market, sales increased in fiscal year 2004 and in fiscal year 2005, we expect steady demand from semiconductor and medical equipment manufacturers, and we are optimistic that we will see growth in the industrial automation market.

Looking forward, based on our forecasts, backlog, and timing of new orders, we expect sales for the first quarter ending September 30, 2004 to be between $36 million and $37 million, a 35% to 39% increase compared to the first quarter of fiscal 2004; however, actual results may vary. We anticipate growth in sales throughout the remainder of fiscal year 2005 resulting in total fiscal year 2005 sales of between $150 million and $160 million, all from organic growth; however, actual results may vary. The assumptions on which we've based our sales projections include continued health of the markets we serve, the expectation of several government system design wins to start production, and sales to Applied Materials and Ericsson to continue at the same dollar sales level as in fiscal year 2004, approximately $13.2 million and $10.3 million, respectively. Based on forecasts from these two customers, and continued health of the markets we serve as evidenced by our strong quoting activity and design win funnel, we believe these assumptions are valid for the fiscal year ending June 30, 2005.

Gross Profit

Gross profit during fiscal 2004 compared to fiscal 2003 follows:

                                       Fiscal years ended
                                -----------------------------------
                                       June 30,
                                ----------------------  Increase/
Thousands                           2004        2003    (decrease)
                                ----------  ----------  ----------
Gross profit.................. $   64,729  $   57,519       7,210
                                ==========  ==========  ==========
Gross profit as a percent
  of sales....................       48.4%       49.8%
                                ==========  ==========

Gross profit as a percent of sales for the year ended June 30, 2004, decreased from levels noted in fiscal 2003 principally as a result of a higher proportion of sales of lower margin products in relation to total sales. The decrease was due to the impact of sales relating to several large, lower margin communications and commercial production orders. The Company's policy is to dispose of obsolete inventory as soon as practicable after such inventory has been identified as having no value. During fiscal 2004, the sale of inventory written down to zero cost amounted to approximately $0.8 million, increasing gross margin as a percentage of sales by 0.6%. During fiscal 2003, we sold approximately $1.0 million of inventory written down to zero cost, increasing gross margin as a percentage of sales by 0.9%. For fiscal year 2005, we anticipate gross profit as a percentage of sales to range from 46% to 50%; however, actual results may vary.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the fiscal year ended June 30, 2004 as compared to fiscal 2003 follows:

                                      Fiscal years ended
                                ----------------------------------
                                       June 30,
                                ----------------------  Increase/
Thousands                       2004        2003        (decrease)
                                ----------  ----------  ----------
SG&A expense.................. $   32,504  $   33,608  $   (1,104)
                                ==========  ==========  ==========

As a percent of sales.........       24.3%       29.1%
                                ==========  ==========

For the year ended June 30, 2004, SG&A expense decreased 3.3%, compared to the prior fiscal year, due primarily to the cost reduction efforts implemented in connection with the consolidation of operations during fiscal 2004, partially offset by the costs added as a result of the acquisition of SBS Canada in June 2003. For these reasons, together with increased sales, SG&A expense as a percentage of sales declined in fiscal 2004 compared with fiscal 2003.

Research and Development Expense

Research and development (R&D) expense during fiscal 2004 as compared to the fiscal year ended June 30, 2003 follows:

                                      Fiscal years ended
                                ----------------------------------
                                       June 30,
                                ----------------------  Increase/
Thousands                       2004        2003        (decrease)
                                ----------  ----------  ----------
R&D expense................... $   20,552  $   18,077  $    2,475
                                ==========  ==========  ==========

As a percent of sales.........       15.4%       15.6%
                                ==========  ==========

For the year ended June 30, 2004, R&D expense increased 13.7%, compared to the prior fiscal year, due primarily to the costs added as a result of the acquisition of SBS Canada in June 2003. Increasing our intellectual property is a key element of our growth strategy. During fiscal 2004, we introduced thirty-seven new products as we continue to implement this segment of our strategy. Research and development expenses fluctuate from period to period throughout the life cycle of our research and development efforts. As a percentage of sales, R&D expense during fiscal 2004 was in line with our current development plan and remained consistent with fiscal 2003 levels.

Employee Severance and Consolidation Costs

On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States into one facility. This consolidation was completed in August, 2003. As a result of these actions, we recorded employee severance and consolidation costs totaling approximately $2.4 million during fiscal 2004. These costs included the following:
  Employee severance and related costs of $470,000 (recorded over the remaining service period in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities) due to the reduction of our workforce. There were no amounts remaining to be paid at June 30, 2004.
  Other consolidation costs of $530,000 (recorded as incurred in accordance with SFAS 146) as a result of the consolidation of our communications operations into other facilities. There were no amounts remaining to be paid at June 30, 2004.
  Lease termination costs of $1.4 million, (recorded on the cease use date in accordance with SFAS 146) as a result of the closure of our Carlsbad, California facility in August 2003. The lease termination costs represent the estimated fair value of the remaining future lease payments and related obligations, net of sublease income, over the term of the lease. The remaining lease obligations are expected to be paid monthly through April 2006.

For fiscal 2003, we recorded employee severance and consolidation costs totaling $1.7 million. This total includes approximately $1.1 million recorded as a result of the announcement of the closure of our Carlsbad California facility, of which $290,000 was employee severance and related costs and $841,000 was a leasehold improvement impairment charge. The fiscal 2003 total also includes $412,000 of employee severance costs due to the elimination of 53 employees as a result of the economic and market conditions facing our telecommunications customers and $186,000 of lease termination costs as a result of our decision to exit certain locations during 2003. There were no amounts remaining to be paid at June 30, 2004.

Amortization of Intangible Assets

For the fiscal year ended June 30, 2004, amortization of intangible assets was $2.1 million, compared to $1.9 million for fiscal 2003. Amortization expense increased in fiscal 2004 due to the amortization of the purchased identifiable intangible assets recorded in connection with the acquisition of SBS Canada (formerly Avvida Systems) in June 2003. Also, in fiscal 2003, amortization expense included a write-down of $136,000 recorded in connection with a prepaid license agreement for a product that SBS determined during the quarter ended September 30, 2002 would not be brought to market.

Interest and Other Income, Net

For the year ended June 30, 2004, net interest and other income of $634,000, included interest received in September 2003 in connection with income tax refunds of payments made in prior periods of approximately $250,000. Excluding the interest on the tax refunds in fiscal 2004, net interest and other income represented primarily interest income associated with surplus cash, which declined from fiscal 2003 levels as a result of lower interest rates.

Foreign Exchange Losses

For fiscal 2004 and 2003, foreign exchange losses of $348,000 and $207,000, respectively, represent primarily realized and unrealized losses on certain inter-company transactions that are denominated in non- functional currencies due to changes in currency exchange rates as a result of the weakening of the U.S. dollar during fiscal 2004 and 2003.

Income Tax Expense

For the year ended June 30, 2004 and 2003, income tax expense was recorded using worldwide effective tax rates of 30.0% and 32.8%, respectively. The change in the estimated worldwide effective income tax rate was due to the impact of a shift in the mix of pre-tax income from domestic and foreign sources together with benefits realized as a result of the implementation of tax planning strategies during the fourth quarter of fiscal 2004.

In assessing the realizability of the Company's deferred tax assets of approximately $13.2 million at June 30, 2004, management considers projected future sources of taxable income together with tax planning strategies. As of June 30, 2004, the valuation allowance, which increased approximately $1.3 million during fiscal 2004, applies to certain U.S. State operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 2004.

SBS generally does not record deferred income taxes on the undistributed earnings of its foreign subsidiaries in accordance with the indefinite reversal criterion in APB Opinion No. 23, "Accounting for Income Taxes - Special Areas", because the Company currently does not expect those unremitted earnings to reverse and become taxable in the foreseeable future. Upon distribution of these earnings, which amounted to approximately $26.4 million at June 30, 2004, SBS may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

Cumulative Effect of Change in Accounting Principle

For the year ended June 30, 2003, we recorded a transitional impairment charge of $9.5 million ($6,058,000 net of tax), reported as a cumulative effect of change in accounting principle, as a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) effective July 1, 2002.

 Earnings Per Share

For the year ended June 30, 2004, net income per common share and net income per common share - assuming dilution was $0.34. This compares to income per share and income per share - assuming dilution before the cumulative effect of the change in accounting principle of $0.11 during the fiscal year ended June 30, 2003. Net loss per share and net loss per common share - assuming dilution was $(0.30) during the fiscal year ended June 30, 2003, including the impact of the cumulative effect of change in accounting for goodwill of $(0.41) per common share as a result of our adoption of SFAS 142 effective July 1, 2002.

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

The Company is engaged in the design, research, development, integration and production of embedded computer products and we operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who report directly to the Company's Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of the Company's operations based in the United States and Canada, and most recently in Shenzhen, China. This includes the engineering, test, and assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing operations located in St. Paul, Minnesota; and the sales and technical support activities based in Shenzhen, China. The Europe Group consists of the Company's operations based in Germany which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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

Americas Group

                                             Fiscal Years Ended
                                       -------------------------------
                                              June 30,
                                       --------------------     %
Thousands                                2004       2003     change
                                       ---------  --------- ---------
Sales to External Customers.......... $  97,066  $  94,268       3.0%
                                       =========  =========

Segment Profit ...................... $  12,864  $  10,073      27.7%
                                       =========  =========

Sales to External Customers. For the year ended June 30, 2004, sales to external customers increased approximately $2.8 million, or 3.0%, compared to the prior fiscal year, as unit shipments increased across all the Group's product lines, with the exception of telecommunications product shipments which declined from prior year levels. The Group's sales to external customers for the year ended June 30, 2004 exclude approximately $3.5 million of sales that, after the transfer of sales and support for our European customers to our German operations, were included in sales for the Europe Group. Sales contributed by the acquisition of SBS Canada (formerly Avvida Systems) in June 2003 were approximately $1.1 million for the year ended June 30, 2004.

Segment Profit. Segment profit increased $2.8 million, or 27.7%, for the year ended June 30, 2004, compared to the prior fiscal year. Segment profit in fiscal 2004 increased over fiscal 2003 levels as a result of a change in sales mix to higher margin products, together with reduced SG&A expenses due to management actions taken as a result of market conditions impacting the Company during fiscal 2003 and 2002. In addition, segment profit in fiscal 2004 was unfavorably impacted by approximately $2.4 million of employee severance and consolidation costs recorded from the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003. This compares to approximately $1.7 million of employee severance and consolidation costs recorded during fiscal 2003, of which $1.1 million was due to our announcement to consolidate our communications operations resulting in the closure of our Carlsbad, California facility during the fourth fiscal quarter of 2003, $412,000 of employee severance costs due to workforce reductions implemented as a result of the depressed market conditions impacting our communications market customers throughout fiscal 2003, and $186,000 of lease termination costs as a result of our decision to exit certain locations during 2003. For these reasons, segment profit as a percentage of sales to external customers increased to 13.3% for fiscal 2004, compared with 10.7% for fiscal 2003.

Europe Group

                                             Fiscal Years Ended
                                       -------------------------------
                                              June 30,
                                       --------------------     %
Thousands                                2004       2003     change
                                       ---------  --------- ---------
Sales to External Customers.......... $  36,808  $  21,253      73.2%
                                       =========  =========

Segment Profit....................... $   7,540  $   5,138      46.7%
                                       =========  =========

Sales to External Customers. Unit shipments of the Group's products increased resulting in increased sales to external customers. For the fiscal year ended June 30, 2004, sales to external customers increased $15.6 million, compared to the prior fiscal year, of which approximately $2.7 million was the result of changes in currency exchange rates used to translate the Group's financial statements to U.S. dollars. The Group's sales to external customers for fiscal 2004 included an increase of approximately $2.5 million of sales that, before the transfer of sales and support for our European customers to our German operations, would have been included in sales of the Americas Group.

Segment Profit. For the year ended June 30, 2004, segment profit increased $2.4 million, or 46.7%, compared to the prior year, due primarily to the increase in sales, offset partially by an increase in SG&A and R&D expenses commensurate with the growth in the business. For these reasons, segment profit as a percentage was 20.5% for fiscal 2004, compared to 24.2% for fiscal 2003.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

(References to fiscal 2003 and fiscal 2002 relate to the fiscal years ended on June 30)

Sales

For the year ended June 30, 2003, sales decreased 3%, or $3.4 million, from $118.9 million for the year ended June 30, 2002, to $115.5 million. In fiscal 2003, by end market, sales to government customers increased 19.9%, or $10.0 million, sales to commercial customers declined 4.9%, or $1.9 million, and sales to communications customers decreased 39.7%, or $11.4 million, all compared with fiscal 2002 sales levels. During fiscal 2003, we continued to experience the effects of the economic and market conditions that were negatively impacting our telecommunications infrastructure customers.

Gross Profit

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

Selling, General and Administrative Expense

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

Research and Development Expense

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

Employee Severance and Consolidation Costs

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

Due to the economic and market conditions facing our telecommunications customers, on July 22, 2002, we notified 19 full and part- time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. Additionally, for the same reason, on September 30, 2002, we notified 22 employees of that their jobs were being eliminated. We also incurred severance costs for 12 other employees who were notified that their jobs had been eliminated. As a result of these actions, we incurred $412,000 of employee severance costs, of which there were no costs remaining to be paid as of June 30, 2003.

As a result of the June 2003 announcement of the closure of our Carlsbad, California facility, we recorded severance and related costs of approximately $290,000, due primarily to the planned reduction of the workforce in August 2003. Of this amount, approximately $224,000 was accrued at June 30, 2003, and we paid all of these costs during the year ended June 30, 2004.

  lease termination costs of approximately $186,000, as a result of our decision to exit certain locations.

These costs compare with total employee severance and related costs of approximately $3.2 million incurred during fiscal 2002, as a result of other actions taken by management in response to unfavorable economic and market conditions.

Impairment of Intangible Assets

We recorded no intangible asset impairment charges in fiscal 2003, compared to impairment charges of $13.0 million recorded in fiscal 2002. For the year ended June 30, 2002, $2.7 million of the $13.0 million asset impairment charge represented the write-off of the remaining goodwill recorded in connection with the acquisition of SBS Technologies, Inc., Industrial Computers (formerly Micro Alliance) in November 1997. This write-off was the result of SBS' decision in the quarter ended December 31, 2001 to exit the PCI chassis business. The remaining $10.3 million represented the write-down of goodwill and other identifiable intangible assets associated with the acquisition of SDL in April of 2000. The write-down, which occurred in the fourth quarter of fiscal 2002, was based on SBS' projection of undiscounted future operating cash flows. This evaluation indicated that these cash flows were not sufficient to recover the carrying amounts of the goodwill and other identifiable intangible assets. As a result, the impairment charge was recorded to the extent that the carrying value exceeded fair value of the assets. The evaluation was performed as a result of continued order cancellations and a continued decline in sales and bookings in the fourth quarter of fiscal 2002.

Amortization of Goodwill

There was no goodwill amortization expense in fiscal 2003, whereas goodwill amortization amounted to approximately $4.5 million for the year ended June 30, 2002. Effective July 1, 2002, we adopted SFAS 142 and no longer amortize goodwill. As of the date of adoption, we had unamortized goodwill of approximately $20.5 million, subject to the transition provisions of SFAS 142. Included in the determination of net loss in fiscal 2003 is a transitional goodwill impairment charge of $9.5 million ($6.1 million net of income taxes), which is reported as a cumulative effect of change in accounting principle, as a result of the Company's adoption of SFAS 142. We completed step 1 of our transitional impairment analysis during the quarter ended December 31, 2002 and noted an indication of potential impairment for two reporting units. Accordingly, we completed step 2 of the required transitional impairment analysis during the fourth quarter of fiscal 2003 and determined that the carrying values of goodwill of the Communications and Enterprise reporting unit and the Commercial reporting unit (both components of the Americas Group segment) were in excess of their implied fair value as of July 1, 2002. We completed our annual goodwill impairment test for fiscal 2003 as of April 1, 2003 and found no indication of impairment.

Amortization of Intangible Assets

For the year ended June 30, 2003, amortization of intangible assets was $1.9 million, compared to $3.0 million for the same period of fiscal 2002. The decrease was primarily due to the intangible asset impairment charges recorded during fiscal 2002 discussed previously.

Interest and Other Income, Net

For the year ended June 30, 2003, net interest and other income of $434,000 consisted primarily of interest income associated with surplus cash. For the year ended June 30, 2002, net interest and other income of $631,000 consisted primarily of a recovery from insurance of $307,000, and interest income associated with surplus cash, partially offset by a $323,000 charge related to an other-than-temporary decline in our investment in a software company.

Foreign Exchange Losses

For the year ended June 30, 2003, net foreign exchange losses of $207,000 were principally attributable to changes in exchange rates relating to payments made by SBS to a foreign subsidiary for marketing and other corporate costs borne by the foreign subsidiary. For fiscal 2002, net foreign exchange losses were not significant.

Income Tax Expense (Benefit)

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

Earnings Per Share

For the year ended June 30, 2003, income per common share and income per common share - assuming dilution, before the cumulative effect of the change in accounting principle, was $0.11 compared to a loss per common share and a loss per common share - assuming dilution, before the cumulative effect of the change in accounting principle, of $(1.67) for the same period in fiscal 2002. The per share impact of the transitional impairment charge as a result of the Company's adoption of SFAS 142, reported as a cumulative effect of change in accounting principle in fiscal 2003, was a loss per common share and a loss per common share - assuming dilution of $(0.41). For the year ended June 30, 2003, net loss per common share and net loss per common share - assuming dilution were $(0.30) compared to $(1.67) for the same period in fiscal 2002.

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

The Company is engaged in the design, research, development, integration and production of embedded computer products and we operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who report directly to our Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of our operations based in the United States and Canada, including the engineering, test, and assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; and the manufacturing operations located in St. Paul, Minnesota. The Europe Group consists of our operations based in Germany, which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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

Americas Group

                                             Fiscal Years Ended
                                       -------------------------------
                                              June 30,
                                       --------------------     %
Thousands                                2003       2002     change
                                       ---------  --------- ---------
Sales to External Customers.......... $  94,268  $ 106,288     -11.3%
                                       =========  =========

Segment Profit ...................... $  10,073  $  (5,976)   -268.6%
                                       =========  =========

Sales to External Customers. For the year ended June 30, 2003, sales to external customers decreased approximately $12.0 million, or 11.3%, compared to the prior fiscal year. Unit shipments in fiscal 2003 decreased slightly from fiscal 2002 levels for general purpose input/output products, computer connectivity and expansion products, and avionics and telemetry products. We believe the uncertainty caused by the military activity in the Middle East during the quarter ended March 31, 2003 adversely affected the placement of some customer orders. Unit shipments for the Group's telecommunications products declined from prior year levels. This decrease was due principally to the economic and market conditions negatively affecting the telecommunications market. We continued to experience the effects of reduced booking activities compared to prior periods, and delays of existing backlog orders and prior order cancellations by our telecommunications infrastructure customers.

Segment Profit. For the year ended June 30, 2003, the increase in segment profit was due to a change in sales mix to products with higher gross margins, decreases in SG&A expenses as a result of the cost reduction efforts implemented during fiscal 2003 and 2002 and the significant inventory write-downs recorded in fiscal 2002, partially offset by increased R&D costs resulting from the Essential Communications asset acquisition in March 2002. Total inventory write-downs of $15.1 million and $185,000 of expenditures associated with our manufacturing consolidation and cost reduction efforts were recorded in fiscal 2002. The inventory write-downs in fiscal 2002 were associated with programs that were not anticipated to come back to their previous forecasts, products that will no longer be marketed and excess component parts based on the implementation of the new inventory management methodology associated with the consolidation of our manufacturing operations and our decision to exit our legacy PCI chassis product line. In fiscal 2003, we recorded employee severance and consolidation costs due to the cost reduction efforts implemented in response to the economic and market conditions negatively affecting the Group and the announcement, on June 12, 2003, of the closure of our Carlsbad, California facility and the consolidation of its manufacturing operations into our St. Paul, Minnesota facility, which we completed in August, 2003. For these reasons, segment profit (loss) as a percent of sales to external customers improved to 10.7% for the year ended June 30, 2003, from (5.6)% for the same period of fiscal 2002.

Europe Group

                                             Fiscal Years Ended
                                       -------------------------------
                                              June 30,
                                       --------------------     %
Thousands                                2003       2002     change
                                       ---------  --------- ---------
Sales to External Customers.......... $  21,253  $  12,568      69.1%
                                       =========  =========

Segment Profit....................... $   5,138  $   3,287      56.3%
                                       =========  =========

Sales to External Customers. Unit shipments of the Group's computer processor products increased resulting in increased sales to external customers. For the fiscal year ended June 30, 2003, sales to external customers increased $8.7 million, compared to the prior fiscal year.

Segment Profit. For the year ended June 30, 2004, segment profit increased $1.9 million, or 56.3%, compared to the prior year, due primarily to the increase in sales, offset partially by an increase in SG&A and R&D expenses commensurate with the growth in the business. For these reasons, segment profit as a percentage of sales to external customers was 24.2% for fiscal 2003, compared to 26.2% for fiscal 2002.

Liquidity, Capital Resources and Financial Condition

Our objective is to maintain adequate financial resources and liquidity to finance the operations of the Company. We use a combination of proceeds from the sale or issuance of equity securities and internally generated funds to finance our working capital requirements, capital expenditures, acquisitions, and operations.

Our cash balance of $47.9 million at June 30, 2004 represents an increase of $10.8 million during the year ended June 30, 2004. Net cash flows from operating activities and proceeds from the exercise of employee stock options were the principal sources of funding, and cash was used for a mix of activities including working capital needs and capital expenditures. We anticipate that this trend will continue in the fiscal year ending June 30, 2005, however, future cash inflows as a result of employee stock option exercises are difficult to predict with certainty.

Cash Flows

Changes to our cash balance during the years ended June 30, 2004, 2003 and 2002 follows:

Comparison of Condensed
Consolidated Statements of Cash Flows

                                                            Years Ended June 30,
                                                      ----------------------------------
                                                         2004        2003        2002
                                                      ----------  ----------  ----------
Cash Flow Provided by (Used in)                                   Thousands
   Operating activities............................  $    8,289      16,832      20,571
   Investing activities............................      (3,283)     (4,390)     (4,359)
   Financing activities............................       5,646        (456)     (1,433)
   Net effect on cash from:
      Exchange rates...............................         161         333         298
      Cumulative effect of change
         in accounting principle...................          --       6,058          --
                                                      ==========  ==========  ==========

Operating Activities

Cash flows from operating activities were principally the result of the Company's net income, changes in working capital and the impact of non-cash and non-operating activities including depreciation and amortization of $6.0 million in fiscal 2004.

The underlying drivers of the changes in working capital during fiscal 2004 were as follows:

  The increase in accounts receivable used operating cash of $371,000, prior to foreign currency translation adjustments of $241,000, due principally to the growth in sales.
  The increase in inventory used operating cash of $9.1 million, prior to foreign currency translation adjustments of $319,000. Throughout fiscal 2004, our customers required shorter lead times for our products, resulting in a need to maintain higher levels of inventory. However, we believe that we have reached a level of inventory necessary to satisfy customers' requirements as of June 30, 2004.
  We recorded an income tax benefit associated with the exercise of employee stock options of approximately $1.0 million in fiscal 2004. In addition, we received income tax refunds, net of tax payments, of $0.7 million as a result of the carryback of tax losses to prior tax years.
  Our total liabilities increased by $3.0 million in fiscal 2004, which is consistent with the growth in our operations and we continue to have no bank debt as of June 30, 2004.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures necessary to support the growth of our business and to enhance the productivity of our operations. During fiscal 2004, we used $3.4 million for the purchase of property and equipment and received an income tax refund which exceeded the amount recorded at the acquisition of SBS Canada by $104,000, which was recorded as a reduction to goodwill.

Financing Activities

We received proceeds of $5.6 million from the issuance of common stock associated with the exercise of employee stock options in fiscal 2004.

Exchange Rates

Changes in foreign currency exchange rates impacted beginning cash balances during the year ended June 30, 2004 by approximately $161,000. Due to the Company's international operations, where transactions are recorded in functional currencies other than the U.S. dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

Cash Requirements

We believe that our internally generated cash flows will provide us with sufficient capital resources and liquidity to manage our operations, meet our contractual obligations, and fund capital expenditures, excluding acquisitions, for at least the next twelve months. Based upon our assessment of future cash needs and sources of cash as of the date of this report, we believe that our liquidity needs do not require us to maintain a credit facility at this time.

Because long-term cash flow cannot be predicted with certainty, it is possible that SBS could require external financing in the future, and that such financing may not be available on terms acceptable to SBS or at all.

Capital Resources

As of the date of this report, SBS does not have any material capital expenditure commitments.

Contractual Obligations

SBS is committed under non-cancelable operating leases for buildings and equipment that expire at various dates through fiscal 2015. The following is a schedule of our contractual obligations at June 30, 2004:

                                     CONTRACTUAL OBLIGATIONS

                             Payments due by fiscal years ending June 30,
                         ----------------------------------------------------
                                               2006 -     2008 -    2010 and
Thousands                  Total      2005      2007       2009      beyond
-----------------------  ---------  --------- ---------  ---------  ---------
Operating lease
   obligations......... $  10,926      2,358     2,772      1,414      4,382
                         ---------  --------- ---------  ---------  ---------
Total.................. $  10,926      2,358     2,772      1,414      4,382
                         =========  ========= =========  =========  =========

Off-Balance Sheet Arrangements

As of June 30, 2004, we have no transactions that would be considered off-balance sheet arrangements in accordance with the definition under SEC rules.

Inflation

For the periods ended June 30, 2004, 2003 and 2002, there was no significant impact from inflation.

Business Outlook

Consistent with our press release dated August 10, 2004, we are pleased with the progress made in implementing our strategic plan. As a team, we completed a major restructure of the company and developed an outward looking, aggressive approach to the market. As an example, we opened a sales and technical support office in Shenzhen, China in June 2004. In order for SBS to continue to maintain and increase organic growth, we believe we must expand our global presence and maintain our market diversity.

For the past two years, we maintained an annual book-to-bill ratio of greater than one-to-one. Throughout fiscal 2004, our customers required shorter lead times for our products, increasing our turn business and resulting in more extensive variability of our bookings.

As we progress through calendar 2004 and start fiscal year 2005, we believe the government market will remain strong. We experienced growth of 12.4% in this market in fiscal year 2004, and, as planned, the majority of design wins and new opportunities were for system level solutions. The military budget is still heavily focused on unmanned vehicles and upgrade programs. Both of these are areas where SBS is positioned to win new business. Sales to communications customers increased 49.4% in fiscal year 2004, and we expect additional growth in fiscal year 2005. The wireless and network monitoring markets, both traditionally served by SBS, continue to show positive growth, and, with the addition of Advanced Telecom Computing Architecture based products we anticipate new opportunities. Sales to commercial customers increased 6.1% in fiscal year 2004. We expect steady demand from semiconductor and medical equipment manufacturers, and we are optimistic that we will see growth in the industrial automation market in fiscal year 2005.

Looking forward, based on our forecasts, existing order backlog, and the timing of new orders, we expect sales for the quarter ending September 30, 2004 to be between $36 million and $37 million, a 35% to 39% increase from the first quarter of fiscal 2004; however, actual results may vary. Further, we anticipate growth in sales throughout the remainder of fiscal year 2005 resulting in total sales for the year ending June 30, 2005 to be between $150 million and $160 million, all from organic growth; however, actual results may vary.

The assumptions we based our sales projections on include the continued health of the end markets we serve, the expectation of several government system design wins to begin production, and for sales to Applied Materials and Ericsson to continue at the same dollar level as in fiscal year 2004, approximately $13.2 million and $10.3 million, respectively. Based on forecasts from these two customers, and the health of the end markets we serve as evidenced by our strong quoting activity and design win funnel, we believe these assumptions are valid for the coming year. We believe that our new product and business development efforts will expand opportunities in each end market contributing to our performance.

Management expects that corporate representatives of SBS will meet privately during the year with investors, investment analysts, the media and others, and may reiterate the Business Outlook published in this Form 10-K. At the same time, this Form 10-K and the included Business Outlook will remain publicly available on our Web site (www.sbs.com). Unless a notice stating otherwise is published, the public can continue to rely on this Business Outlook as representing our current expectations on matters covered.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's principal investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, we believe that the market risk related to these investments is minimal. As a result of the Company's German and Canadian operating and financing activities, we are exposed to market risk from changes in foreign currency exchange rates. At present we do not utilize any derivative instruments to manage this risk.

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as translation adjustments in other comprehensive income. As of June 30, 2004, assets of foreign subsidiaries constituted approximately 31% of total assets. Foreign currency exchange rate exposure is most significant with respect to the euro. For the fiscal year ended June 30, 2004, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $2.7 million.

Currency transaction exposure.  Currency transaction exposure arises where a business or company makes actual sales and purchases in a currency other than its own functional currency. We generally source raw materials and sell our products within our local markets in their functional currencies and therefore have limited currency transaction exposure.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

SBS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002.

KPMG LLP

Albuquerque, New Mexico

August 9, 2004

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       June 30,        June 30,
                                                                        2004            2003
                                                                    -------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents....................................... $      47,943   $      37,130
  Receivables, net ...............................................        23,776          23,164
  Inventories.....................................................        26,249          16,816
  Income tax receivable...........................................           983           4,830
  Deferred income taxes...........................................         1,351           1,629
  Prepaid expenses................................................         1,573           1,661
  Other current assets............................................           332             431
                                                                    -------------   -------------
    Total current assets..........................................       102,207          85,661

Property and equipment, net.......................................         7,979           8,462
Goodwill..........................................................        16,734          16,124
Intangible assets, net............................................         4,764           6,906
Deferred income taxes.............................................        13,173          11,086
Other assets......................................................           279             371
                                                                    -------------   -------------
    Total assets.................................................. $     145,136   $     128,610
                                                                    =============   =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................ $       6,854   $       3,990
  Accrued representative commissions..............................           889             688
  Accrued compensation............................................         4,893           4,595
  Accrued severance and consolidation costs.......................           870             224
  Other current liabilities ......................................         1,986           2,977
                                                                    -------------   -------------
    Total current liabilities.....................................        15,492          12,474
Other long-term liabilities.......................................            17              29
                                                                    -------------   -------------
    Total liabilities.............................................        15,509          12,503
                                                                    -------------   -------------
Commitments and contingencies (notes 10, 12, 16 and 17)

Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,496,949 and 14,989,248 issued and outstanding
    at June 30, 2004 and 2003, respectively.......................        96,601          89,916
  Unearned compensation...........................................           (29)            (37)
  Accumulated other comprehensive income..........................         1,891             257
  Retained earnings...............................................        31,164          25,971
                                                                    -------------   -------------
    Total stockholders' equity....................................       129,627         116,107
                                                                    -------------   -------------
    Total liabilities and stockholders' equity.................... $     145,136   $     128,610
                                                                    =============   =============

See accompanying notes to consolidated financial statements

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years ended June 30,
                                                           ----------------------------------------
                                                               2004           2003          2002
                                                           ------------  ------------  ------------
                                                              Thousands (except per share amounts)

Sales.................................................... $    133,874  $    115,521  $    118,856
Cost of sales............................................       69,145        58,002        76,228
                                                           ------------  ------------  ------------
Gross profit.............................................       64,729        57,519        42,628

Selling, general and administrative expense..............       32,504        33,608        38,817
Research and development expense.........................       20,552        18,077        18,461
Employee severance and consolidation costs...............        2,400         1,729         3,232
Impairment of intangible assets..........................           --            --        13,005
Amortization of goodwill ................................           --            --         4,523
Amortization of intangible assets........................        2,141         1,940         3,002
                                                           ------------  ------------  ------------
Operating income (loss) .................................        7,132         2,165       (38,412)
                                                           ------------  ------------  ------------
Interest and other income, net...........................          634           434           631
Foreign exchange losses..................................         (348)         (207)          (29)
                                                           ------------  ------------  ------------
                                                                   286           227           602
                                                           ------------  ------------  ------------
Income (loss) before income taxes and cumulative
    effect of change in accounting principle.............        7,418         2,392       (37,810)
Income tax expense.......................................        2,225           784       (13,450)
                                                           ------------  ------------  ------------
Income (loss) before cumulative effect of
    change in accounting principle.......................        5,193         1,608       (24,360)
Cumulative effect of change in accounting
    principle (net of income tax benefit of $3,412)......           --        (6,058)           --
                                                           ------------  ------------  ------------
Net income (loss)........................................ $      5,193  $     (4,450) $    (24,360)
                                                           ============  ============  ============

Earnings per share data:
Net income (loss) per share:
  Income (loss) before cumulative effect................. $       0.34  $       0.11  $      (1.67)
  Cumulative effect of change in accounting principle....           --         (0.41)           --
                                                           ------------  ------------  ------------
Net income (loss)........................................ $       0.34  $      (0.30) $      (1.67)
                                                           ============  ============  ============
Net income (loss) per share - assuming dilution:
  Income (loss) before cumulative effect................. $       0.34  $       0.11  $      (1.67)
  Cumulative effect of change in accounting principle....           --         (0.41)           --
                                                           ------------  ------------  ------------
Net income (loss)........................................ $       0.34  $      (0.30) $      (1.67)
                                                           ============  ============  ============

See accompanying notes to consolidated financial statements

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2004, 2003 and 2002

                                                                                          Accumulated
                                                                                           other                 Total      Compre-
                                                          Common Stock         Unearned    compre-               stock-    hensive
                                                       ----------------------   compen-   hensive    Retained   holders'    income
                                                         Shares      Amount     sation     income    earnings    Equity     (loss)
                                                       -----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                  Thousands (except share amounts)

Balances at June 30, 2001............................. 14,522,080  $  85,476  $    (478) $  (5,983) $  54,781  $ 133,796
Exercise of stock options.............................    179,129      1,555         --         --         --      1,555
Stock-based compensation..............................         --         45         56         --         --        101
Stock repurchased and retired.........................    (42,500)      (488)        --         --         --       (488)
Cancellation of stock issued to officer under
  restricted stock award..............................    (30,000)      (422)       422         --         --         --
Income tax benefit from stock option exercises .......         --        172         --         --         --        172
Net loss..............................................         --         --         --         --    (24,360)   (24,360) $ (24,360)
Other comprehensive income:
  Foreign currency translation adjustments............         --         --         --      2,870         --      2,870      2,870
                                                                                                                           ---------
Comprehensive income..................................                                                                    $ (21,490)
                                                       -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at June 30, 2002............................. 14,628,709  $  86,338  $      --  $  (3,113) $  30,421  $ 113,646
Exercise of stock options.............................      5,560         13         --         --         --         13
Restricted stock awards issued to directors ..........     14,039        312       (110)        --         --        202
Stock-based compensation..............................         --         --         73         --         --         73
Stock repurchased and retired.........................    (46,000)      (321)        --         --         --       (321)
Acquisition of Avvida Systems, Inc....................    386,940      3,574         --         --         --      3,574
Net loss..............................................         --         --         --         --     (4,450)    (4,450) $  (4,450)
Other comprehensive income:
  Foreign currency translation adjustments............         --         --         --      3,370         --      3,370      3,370
                                                                                                                           ---------
Comprehensive income..................................                                                                    $  (1,080)
                                                       -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at June 30, 2003............................. 14,989,248  $  89,916  $     (37) $     257  $  25,971  $ 116,107
Exercise of stock options.............................    496,425      5,646         --         --         --      5,646
Restricted stock awards issued to directors ..........     11,276         88        (88)        --         --         --
Stock-based compensation..............................         --         --         96         --         --         96
Income tax benefit from stock option exercises .......         --        951         --         --         --        951
Net income............................................         --         --         --         --      5,193      5,193  $   5,193
Other comprehensive income:
  Foreign currency translation adjustments............         --         --         --      1,634         --      1,634      1,634
                                                                                                                           ---------
Comprehensive income..................................                                                                    $   6,827
                                                       -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at June 30, 2004............................. 15,496,949  $  96,601  $     (29) $   1,891  $  31,164  $ 129,627
                                                       ===========  =========  =========  =========  =========  =========

See accompanying notes to consolidated financial statements

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years ended June 30,
                                                             -------------------------------------
                                                                 2004         2003         2002
                                                             -----------  -----------  -----------
                                                                             Thousands
Cash flows from operating activities:
  Net income (loss)........................................ $     5,193  $    (4,450) $   (24,360)
  Cumulative effect of change in accounting principle, net.          --        6,058           --
                                                             -----------  -----------  -----------
  Income (loss) before cumulative effect of change.........       5,193        1,608      (24,360)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization........................       6,040        6,851       11,311
      Impairment of intangible assets......................          --           --       13,005
      Bad debt expense.....................................          81          458          799
      Deferred income taxes................................      (1,794)       6,200      (10,204)
      Income tax benefit from stock option exercises.......         951           --          172
      (Gain) loss on disposition of assets.................           6           16          (15)
      Foreign exchange losses..............................         348          207           29
      Non-cash compensation................................          80           --           --
      Stock-based compensation, including restricted
       stock awards issued to directors....................          96          275          101
      Changes in assets and liabilities (net of acquisition
        Receivables........................................        (371)        (288)       4,328
        Inventories........................................      (9,114)       2,212       23,532
        Income tax receivable..............................       3,835           73       (1,473)
        Prepaid expenses and other.........................         217         (614)       2,545
        Accounts payable...................................       2,682         (667)         659
        Accrued representative commissions.................         191          153         (324)
        Accrued compensation...............................         229          455         (330)
        Accrued severance and consolidation costs..........         646           --           --
        Other liabilities..................................      (1,027)        (107)         796
                                                             -----------  -----------  -----------
        Net cash provided by operating activities..........       8,289       16,832       20,571

Cash flows from investing activities:
  Business acquisitions, net of cash acquired..............         104       (2,643)      (1,033)
  Acquisition of property and equipment....................      (3,387)      (1,431)      (3,334)
  Purchase of license agreement............................          --         (325)          --
  Other....................................................          --            9            8
                                                             -----------  -----------  -----------
        Net cash used by investing activities..............      (3,283)      (4,390)      (4,359)

Cash flows from financing activities:
  Payments on notes payable................................          --         (148)      (2,500)
  Repurchase and retirement of common stock................          --         (321)        (488)
  Proceeds from exercise of stock options..................       5,646           13        1,555
                                                             -----------  -----------  -----------
        Net cash provided (used) by financing activities...       5,646         (456)      (1,433)
Effect of exchange rate changes on cash....................         161          333          298
                                                             -----------  -----------  -----------
        Net change in cash and cash equivalents............      10,813       12,319       15,077
Cash and cash equivalents at beginning of period...........      37,130       24,811        9,734
                                                             -----------  -----------  -----------
Cash and cash equivalents at end of period................. $    47,943  $    37,130  $    24,811
                                                             ===========  ===========  ===========

                                                                                       (Continued)

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                      Years ended June 30,
                                                             -------------------------------------
                                                                 2004         2003         2002
                                                             -----------  -----------  -----------
                                                                             Thousands
Supplemental disclosure of cash flow information:
  Interest paid............................................ $        --  $        12  $        15
                                                             ===========  ===========  ===========
  Income taxes received, net............................... $      (727) $    (4,256) $    (1,991)
                                                             ===========  ===========  ===========

Non-cash financing and investing activities -
  common stock issued for acquisition...................... $        --  $     3,574  $        --
                                                             ===========  ===========  ===========

Summary of assets acquired and liabilities
  assumed through acquisitions
    Current assets                                          $        --  $       437  $       603
    Property and equipment, net                             $        --  $       388  $       417
    Deferred income taxes                                   $        --  $       280  $       224
    Goodwill                                                $        --  $     3,496  $        --
    Intangible assets                                       $        --  $        67  $        --
    Identifiable intangible assets                          $        --  $     2,170  $       364
    Current liabilities                                     $        --  $      (473) $      (149)
    Deferred revenue                                        $        --  $        --  $      (426)
    Notes payable                                           $        --  $      (148) $        --

See accompanying notes to consolidated financial statements

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overview

SBS Technologies, Inc. ("SBS" or "the Company") designs and builds open-architecture embedded computer products that enable original equipment manufacturers (OEM) to serve the government, commercial, and communications end markets. Embedded computer products are put inside or made part of larger systems to process information, control machines, move computer data between machines, and interact with people. SBS' product line ranges from individual embedded computer components like Input/Output (I/O) modules, bus adapters, carrier cards, system enclosures, FPGA boards and single board computers, to network switches, blades and fully integrated systems, and many of these products are available in ruggedized or high availability versions. The Company's products have application in diverse industries, including space and aviation, telecommunications, military and government, transportation, telemetry, robotics, networking, broadcasting, wireless communications and medical imaging. SBS has operations in New Mexico, Minnesota, North Carolina, California, Massachusetts, Germany, Canada and China.

1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter- company accounts and transactions have been eliminated.

(b) Cash Equivalents

Temporary investments with original maturities of ninety days or less are classified as cash equivalents. At June 30, 2004, substantially all cash was held at two financial institutions.

(c) Inventories

Inventories are valued at standard cost, which approximates the lower of weighted average cost or market.

(d) Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided for by straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the lease or the estimated useful lives of the assets.

(e) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144).

The Company conducts its annual impairment test as of April 1 of each fiscal year. To accomplish this, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the test date. The Company is required to perform the second step of the impairment test if the carrying amount of a reporting unit exceeds its fair value. In this second step, the Company would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of the test. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, "Business Combinations." The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), as of July 1, 2002. In connection with SFAS 142's transitional goodwill impairment evaluation, the Company performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. The implied fair value as of July 1, 2002 for two reporting units tested was less than the carrying amount requiring an impairment loss to be recognized.

Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected period of benefit, generally 10 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis, generally from 3 to 10&NBSP;years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

(f) Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the excess of the carrying amount of the asset over the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and the assets would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

The Company adopted SFAS 144 on July 1, 2002. Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(g) Revenue Recognition

Revenue from product sales is recognized upon shipment to customers, provided the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Where customer acceptance provisions exist, the Company defers revenue recognition until acceptance by the customer unless the Company demonstrates the product meets the customer specified criteria upon shipment provided all other revenue recognition criteria have been met.

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

(i) Financial Instruments

SBS' financial instruments are cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable, because of their nature, approximate fair value.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

(l) Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Substantially all stock-based compensation reflected in reported net income (loss) relates to restricted stock award grants to members of the Company's Board of Directors, as all employee stock options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the grant date.

SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) established accounting and disclosure requirements using a fair- value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic- value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net income (loss) and net income (loss) per common share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Thousands                                                             Years ended June 30,
(except per share amounts)                                     ----------------------------------
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
Net income (loss), as reported............................... $    5,193  $   (4,450) $  (24,360)
Add: stock-based employee compensation
  expense included in reported net income
  (loss), net of related tax effects.........................         58         167          62
Deduct: stock-based employee compensation
  expense determined under fair value method
  for all awards, net of related tax effects.................     (1,714)     (3,341)     (4,375)
                                                               ----------  ----------  ----------
Pro forma net income (loss).................................. $    3,537  $   (7,624) $  (28,673)
                                                               ==========  ==========  ==========
Net income (loss) per common share:
  As reported................................................ $     0.34  $    (0.30) $    (1.67)
                                                               ==========  ==========  ==========
  Pro forma.................................................. $     0.23  $    (0.52) $    (1.97)
                                                               ==========  ==========  ==========
Net income (loss) per common share - assuming dilution:
  As reported................................................ $     0.34  $    (0.30) $    (1.67)
                                                               ==========  ==========  ==========
  Pro forma.................................................. $     0.23  $    (0.52) $    (1.97)
                                                               ==========  ==========  ==========

The per share weighted average fair value of stock options, granted at a price equal to the market value of the underlying common stock on the grant date was $5.89, $4.23, and $6.37 during the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
Expected life (years)........................................       2.72        2.40        2.95
Risk free interest rate......................................       2.28%      2.39%      3.74%
Volatility...................................................      76.26%     77.93%     72.08%
Dividend yield...............................................         --          --          --

(m) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) for the period adjusted for non-owner changes in stockholders' equity in the consolidated financial statements. Cumulative comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders' Equity consists of foreign currency translation adjustments.

(n) Currency Translation

For foreign operations that prepare financial statements in functional currencies other than the U.S. dollar, the Company translates the assets and liabilities at the exchange rates in effect at the end of the period and the statement of operations balances using average exchange rates from throughout the period. Cumulative translation adjustments are presented as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Gains or losses from transactions denominated in non-functional currencies are recognized in the statement of operations based on changes in the exchange rates during the period the transactions remain outstanding.

2) Business Acquisition

There were no business acquisitions during the year ended June 30, 2004. SBS completed the acquisition described below during the fiscal year ended June 30, 2003. The acquisition was accounted for using the purchase method of accounting, and the results of operations of the acquired companies have been combined with SBS' since the date of the acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values with goodwill, if any, representing the excess of the purchase price over the fair value of the net assets acquired.

On June 30, 2003, SBS acquired 100 percent of the outstanding common stock of Avvida Holdings Corp. and its wholly-owned subsidiary, Avvida Systems Inc. (Avvida), located in Waterloo, Canada. Avvida provides image processing solutions to customers serving a wide variety of applications. Avvida's focus is emerging programmable logic, including fully programmable gateway array (FPGA) technology utilized in high performance video, image and data processing solutions. The Company plans to incorporate FPGA technology into existing and future products of SBS.

The aggregate purchase price of $6.2 million, including acquisition costs of $0.6 million, was paid in cash and shares of SBS common stock valued at $3,574,020. The value of the 386,940 shares of SBS common stock was determined based on the average market price of SBS' common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets............................ $       437
Property and equipment....................         388
Intangible assets.........................       2,237
Goodwill..................................       3,496
Deferred income taxes.....................         280
                                            -----------
     Total assets acquired................       6,838
                                            -----------
Current liabilities.......................        (473)
Notes payable.............................        (148)
                                            -----------
     Total liabilities assumed............        (621)
                                            -----------
     Net assets acquired.................. $     6,217
                                            ===========

In conjunction with the purchase price allocation, the estimated fair value of identifiable intangible assets, specifically, a core technology asset valued at $970,000 and a covenant not-to- compete valued at $1.2 million, were based on an assessment of their fair value determined by management and goodwill of approximately $3.5 million was recorded which is not deductible for tax purposes. During the year ended June 30, 2004, the Company received an income tax refund that exceeded the amount recorded at the acquisition by $104,000 which was recorded as a reduction to goodwill. The identifiable intangible assets are being amortized over a period of 5 years based on the estimated economic useful life of the core technology asset and the contractual period of the covenant.

3) Receivables

Receivables, net consisted of the following:

Thousands                                                  June 30,
                                                   ------------------------
                                                      2004         2003
                                                   -----------  -----------
Accounts receivable.............................. $    24,335  $    24,000
  Allowance for doubtful accounts:
    Beginning balance............................        (836)      (1,373)
      Provision for bad debts....................         (81)        (458)
      Accounts written off and foreign
        currency translation adjustments.........         358          995
                                                   -----------  -----------
    Ending balance...............................        (559)        (836)
                                                   -----------  -----------
Accounts receivable, net......................... $    23,776  $    23,164
                                                   ===========  ===========

4) Inventories

Inventories consisted of the following:

                                                           June 30,
                                                   ------------------------
Thousands                                             2004         2003
                                                   -----------  -----------
Raw materials.................................... $    11,444  $     8,793
Work in process..................................       6,596        5,414
Finished goods...................................       8,209        2,609
                                                   -----------  -----------
                                                  $    26,249  $    16,816
                                                   ===========  ===========

The Company's policy is to dispose of obsolete inventory as soon as practicable after such inventory has been identified as having no value. During fiscal 2004, the sale of inventory written down to zero cost amounted to approximately $0.8 million, increasing gross margin as a percentage of sales by 0.6%. During fiscal 2003, we sold approximately $1.0 million of inventory written down to zero cost, increasing gross margin as a percentage of sales by 0.9%.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SBS recorded a $12.4 million inventory write-down during the second quarter of fiscal 2002, and a $2.7 million inventory write-down during the fourth quarter of fiscal 2002. The second quarter write-down consisted of inventory associated with programs that are not anticipated to come back to their previous forecasts, inventory associated with SBS' decision to exit our legacy PCI chassis product line, and inventory associated with SBS products that were no longer marketed. Additionally, the implementation of a new inventory management methodology associated with the consolidation of SBS' manufacturing operations resulted in a reduction in required inventory levels. The fourth quarter write- down was primarily due to customer order cancellations and reduced demand for certain communications and enterprise products noted during the fourth quarter.

5) Property and Equipment

Property and equipment, net consisted of the following:

                                                                       June 30,
Thousands                                           Estimated   ------------------------
                                                   useful life     2004         2003
                                                   -----------  -----------  -----------
Computers........................................   3 - 5 yrs  $     5,848  $     5,392
Purchased software...............................   3 - 5 yrs        8,682        7,925
Furniture and equipment..........................  3 - 10 yrs        7,478        6,001
Leasehold improvements...........................   2 - 7 yrs        3,488        3,278
                                                                -----------  -----------
                                                                    25,496       22,596
Less accumulated depreciation
  and amortization...............................                  (17,517)     (14,134)
                                                                -----------  -----------
                                                               $     7,979  $     8,462
                                                                ===========  ===========

During the quarter ended June 30, 2003, the Company recorded an impairment charge of approximately $841,000, included in the caption "Employee severance and consolidation costs" in the accompanying financial statements, related to certain leasehold improvements in connection with the announcement of the Company's consolidation of the communications operations resulting in the closure of its Carlsbad, California facility. The impairment charge was recognized based on the amount by which the carrying amount of the assets exceeded the fair value of the assets as determined on the date of announcement in accordance with SFAS 144.

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

The Company completed step 1 of the required transitional goodwill impairment analysis in accordance with SFAS 142 prior to December 31, 2002 and an indication of potential impairment was determined for two reporting units, the Commercial reporting unit and the Communications and Enterprise reporting unit (both components of the Americas Group segment). The Company completed step 2 of the required transitional analysis during the quarter ended June 30, 2003 and the results indicated the carrying value of goodwill for both reporting units was greater than the implied fair value of the goodwill determined in accordance with SFAS 142. As a result, the Company recorded a transitional impairment charge of approximately $9.5 million ($6.1 million net of tax) which has been reflected as a cumulative effect of a change in accounting principle in the year ended June 30, 2003 in the accompanying statements of operations.

On April 1, 2004 and 2003, the Company completed step 1 of the required annual goodwill impairment analysis for the fiscal years ended June 30, 2004 and 2003, respectively, and the estimated fair value of goodwill was determined to be in excess of its carrying value indicating the underlying goodwill was not impaired at that date.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 Changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2003 are as follows:

                              Total Goodwill by Operating Segment

                                                    Americas      Europe
Thousands                                             Group        Group        Total
                                                   -----------  -----------  -----------
Balance at June 30, 2002......................... $     9,470  $    10,998  $    20,468

  Transitional impairment charge.................      (9,470)          --       (9,470)
  Acquisition of Avvida..........................       3,496           --        3,496
  Foreign currency translation
    adjustments..................................          --        1,630        1,630
                                                   -----------  -----------  -----------
Balance at June 30, 2003.........................       3,496       12,628       16,124

  Foreign currency translation
    adjustments..................................          24          690          714
  Income tax refund in excess of
    amount recorded at acquisition ..............        (104)          --         (104)
                                                   -----------  -----------  -----------
Balance at June 30, 2004......................... $     3,416  $    13,318  $    16,734
                                                   ===========  ===========  ===========

The following table presents the impact of the adoption of SFAS 142 on reported income (loss) before the cumulative effect of a change in accounting principle and net income (loss) per applicable common share before the cumulative effect of a change in accounting principle had SFAS 142 been in effect in fiscal 2002:

Thousands (except per share amounts)                                   Years ended June 30,
                                                               ----------------------------------
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
Reported income (loss) before cumulative effect of
  change in accounting principle............................. $    5,193  $    1,608  $  (24,360)
Adjustments:
  Goodwill amortization......................................         --          --       4,448
  Workforce amortization.....................................         --          --          75
  Income tax effect..........................................         --          --      (1,741)
                                                               ----------  ----------  ----------
    Net adjustments..........................................         --          --       2,782
                                                               ----------  ----------  ----------
Adjusted income (loss) before cumulative effect of
  change in accounting principle............................. $    5,193  $    1,608  $  (21,578)
                                                               ==========  ==========  ==========

Income (loss) per common share before cumulative
  effect of change in accounting principle:
    Reported................................................. $     0.34  $     0.11  $    (1.67)
    Adjusted.................................................       0.34        0.11       (1.48)

Income (loss) per share - assuming dilution before
  cumulative effect of change in accounting principle:
    Reported................................................. $     0.34  $     0.11  $    (1.67)
    Adjusted.................................................       0.34        0.11       (1.48)

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

                                 Amortized Intangible Assets

                                 Estimated     Gross                      Net
                                   useful     carrying   Accumulated    carrying
 Thousands                          life       amount    amortization    amount
                                 ----------  ----------  ------------  ----------
As of June 30, 2004
  Core-developed technology..... 2 - 7 yrs  $    9,724  $      6,767  $    2,957
  License agreements............ 2 - 5 yrs       2,425         1,781         644
  Covenant not-to-compete....... 3 - 5 yrs       2,852         1,890         962
  Other intangibles............. 8 - 17 yrs        368           167         201
                                             ----------  ------------  ----------
        Total                               $   15,369  $     10,605  $    4,764
                                             ==========  ============  ==========
As of June 30, 2003
  Core-developed technology.....            $    9,723  $      5,679  $    4,044
  License agreements............                 2,561         1,424       1,137
  Covenant not-to-compete.......                 2,842         1,365       1,477
  Other intangibles.............                   368           120         248
                                             ----------  ------------  ----------
        Total...................            $   15,494  $      8,588  $    6,906
                                             ==========  ============  ==========

During the fourth quarter of fiscal 2002, due to order cancellations and a continued decline in sales and bookings, SBS recorded a $10.3 million write-down of the core-developed technology and related goodwill associated with the acquisition of SDL Communications, Inc. in April 2000. This write-down was based on SBS' projection of undiscounted future operating cash flows over the remaining useful lives of the core-technology asset and related goodwill, which indicated that these cash flows were not sufficient to recover the carrying amounts of the assets. As such, impairment charges were recorded to the extent that the carrying amount of the assets exceeded fair value. Additionally, on December 26, 2001, the SBS Board of Directors approved SBS' plan to exit our legacy PCI chassis product line. This product line was associated with SBS' acquisition of SBS Technologies, Inc. Industrial Computers (formerly Micro Alliance) in November 1997. In conjunction with the acquisition, SBS recorded approximately $4.5 million of goodwill, of which $2.7 million was unamortized at December 26, 2001. Based on SBS' decision to exit the PCI Chassis product line, the remaining unamortized goodwill was determined to be impaired and was written off in the quarter ended December 31, 2001, as the fair value of projected future cash flows was zero.

The following table summarizes estimated future amortization expense.

Estimated amortization expense:                          Thousands
  For the fiscal years ending:
      June 30, 2005.................................... $    1,736
      June 30, 2006....................................      1,311
      June 30, 2007....................................      1,183
      June 30, 2008....................................        493
      June 30, 2009....................................          5
      Thereafter.......................................         36
                                                         ----------
                                                        $    4,764
                                                         ==========

7) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the activity in the Company's product warranty liability for the years ended June 30, 2004 and 2003.

                                                          Years ended June 30,
                                                         ----------------------
                                                            2004        2003
Thousands                                                ----------  ----------
Balance at beginning of period......................... $      548         567
  Estimated warranty costs for product sales...........        917         554
  Adjustments to settle warranty activity..............       (866)       (573)
                                                         ----------  ----------
Balance at end of period............................... $      599         548
                                                         ==========  ==========

8) Income Taxes

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle is comprised of the following:

Thousands                                                              Years ended June 30,
                                                               ----------------------------------
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
U.S.......................................................... $    1,663  $   (2,142) $  (38,833)
Foreign......................................................      5,755       4,534       1,023
                                                               ----------  ----------  ----------
                                                              $    7,418  $    2,392  $  (37,810)
                                                               ==========  ==========  ==========

Total income taxes for the years ended June 30, 2004, 2003 and 2002 were allocated as follows:

Thousands                                                              Years ended June 30,
                                                               ----------------------------------
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
Income from continuing operations............................ $    2,225  $      784  $  (13,450)
Cumulative effect of change in
  accounting principle.......................................         --      (3,412)         --
                                                               ----------  ----------  ----------
                                                              $    2,225  $   (2,628) $  (13,450)
                                                               ==========  ==========  ==========

Income tax expense (benefit) from continuing operations is comprised of the following:

Thousands                                                              Years ended June 30,
                                                               ----------------------------------
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
Current:
  U.S. Federal............................................... $       --  $   (6,793) $   (3,911)
  State......................................................        230         107          32
  Foreign....................................................      2,168       1,271         722
Deferred:
  U.S. Federal...............................................        757       5,345      (8,953)
  State......................................................       (508)        506      (1,540)
  Foreign....................................................       (422)        348         200
                                                               ----------  ----------  ----------
                                                              $    2,225  $      784  $  (13,450)
                                                               ==========  ==========  ==========

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Income tax expense (benefit) from continuing operations was provided for at effective rates of 30.0, 32.8, and 35.6 percent in 2004, 2003, and 2002, respectively. Actual tax expense (benefit) differ from the "expected" income taxes (computed by applying the statutory U.S. Federal tax rate to income before income taxes) as follows:

Thousands                                                              Years ended June 30,
                                                               ----------------------------------
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
Computed "expected" tax expense (benefit).................... $    2,596  $      837  $  (13,234)
State income taxes, net of federal benefit
  and impact of valuation allowance..........................       (181)        398        (980)
Non-deductible goodwill......................................         --          --       1,599
Foreign operations, net......................................       (116)        600         433
Benefit from foreign sales...................................       (131)       (105)       (646)
Research and experimental tax credits........................         23         (76)       (648)
Change in federal valuation allowance........................         --        (789)         --
Other........................................................         34         (81)         26
                                                               ----------  ----------  ----------
                                                              $    2,225  $      784  $  (13,450)
                                                               ==========  ==========  ==========

The significant components of deferred income tax assets and liabilities are as follows:

Thousands                                                                          June 30,
                                                                           ----------------------
                                                                              2004        2003
                                                                           ----------  ----------
Deferred tax assets:
  Operating loss and tax credit carryforwards............................ $    7,571  $    2,622
  Amortization...........................................................      5,584       7,352
  Foreign tax credits....................................................      2,747       1,557
  Inventory..............................................................      1,376       1,751
  Accrued expenses and reserves..........................................      1,351       1,604
  Other..................................................................        342         166
                                                                           ----------  ----------
                                                                              18,971      15,052
Valuation allowance for State operating loss
  and tax credit carryforwards...........................................      1,336          --
                                                                           ----------  ----------
      Total deferred tax assets..........................................     17,635  $   15,052
                                                                           ----------  ----------
Deferred tax liabilities:
  Foreign dividends......................................................     (1,812)       (847)
  Occupancy and other expenses...........................................     (1,299)     (1,490)
                                                                           ----------  ----------
      Total deferred tax liabilities.....................................     (3,111) $   (2,337)
                                                                           ----------  ----------
      Net deferred tax assets............................................ $   14,524  $   12,715
                                                                           ==========  ==========

At June 30, 2004, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $7.1 million which are available to offset future U.S. Federal taxable income, if any, through 2024. At June 30, 2004, the Company has general business credit carryforwards for U.S. Federal income tax purposes of approximately $0.9 million which are available to offset future U.S. Federal tax payments, if any, through 2024. At June 30, 2004, the Company has net operating loss carryforwards for U.S. State income tax purposes, the tax effect of which, after reduction by the associated valuation allowance, is approximately $1.6 million, which are available to offset future State taxable income, if any, through 2009. The valuation allowance, which increased approximately $1.3 million during the year ended June 30, 2004, applies to certain U.S. State operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income.

As of June 30, 2004, SBS has foreign tax credit carryforwards of approximately $2.7 million, which are available to offset future U.S. Federal tax liabilities from foreign source income, if any, through 2009. Excess foreign tax credits may be carried back two years and forward five years. During the quarter ended June 30, 2003, in conjunction with the execution of certain tax planning strategies management believed that it was more likely than not that the

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Company would realize the benefits of the foreign tax credit carryforwards. Accordingly, during the year ended June 30, 2003, the Company released the federal valuation allowance of approximately $0.8 million established in prior periods associated with foreign tax credit carryforwards. In addition, due to the consideration of the repatriation of undistributed foreign earnings, to the extent necessary to utilize excess foreign tax credits, as a source of foreign income in future periods, management established a deferred tax liability of approximately $1.8 million and $0.8 million as of June 30, 2004 and 2003, respectively.

At June 30, 2004, the Company has foreign net operating loss and tax credit carryforwards of approximately $3.9 million which are available to offset future taxable income, some of which are scheduled to begin to expire in 2013, and others that have an indefinite carryforward period.

In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 2004.

SBS generally does not record deferred income taxes on the undistributed earnings of its foreign subsidiaries in accordance with the indefinite reversal criterion in APB Opinion No. 23, "Accounting for Income Taxes - Special Areas", because the Company currently does not expect those unremitted earnings to reverse and become taxable in the foreseeable future. At June 30, 2004, the undistributed earnings of foreign subsidiaries amounted to approximately $26.4 million. Upon distribution of these earnings, SBS may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

9) Earnings Per Share

Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

Thousands (except per share amounts)                            Years ended June 30,
                                                         ----------------------------------
                                                            2004        2003        2002
                                                         ----------  ----------  ----------
Income (loss) before cumulative effect of change
   in accounting principle............................. $    5,193  $    1,608  $  (24,360)
Cumulative effect of change in accounting principle....         --      (6,058)         --
                                                         ----------  ----------  ----------
Net income (loss)...................................... $    5,193  $   (4,450) $  (24,360)
                                                         ==========  ==========  ==========
Net income (loss) per common share
Weighted-average common shares outstanding
   used in earnings per share computations.............     15,146      14,605      14,559
                                                         ==========  ==========  ==========
Income (loss) before cumulative effect of change
   in accounting principle............................. $     0.34  $     0.11  $    (1.67)
Cumulative effect of change in accounting principle....         --       (0.41)         --
                                                         ----------  ----------  ----------
Net income (loss)...................................... $     0.34  $    (0.30) $    (1.67)
                                                         ==========  ==========  ==========

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Thousands (except per share amounts)                            Years ended June 30,
                                                         ----------------------------------
                                                            2004        2003        2002
                                                         ----------  ----------  ----------
Net income (loss) per common share -
  assuming dilution
Weighted-average common shares outstanding
   used in earnings per share computations.............     15,477      14,630      14,559
                                                         ==========  ==========  ==========
Income (loss) before cumulative effect of change
   in accounting principle............................. $     0.34  $     0.11  $    (1.67)
Cumulative effect of change in accounting principle....         --       (0.41)         --
                                                         ----------  ----------  ----------
Net income (loss)...................................... $     0.34  $    (0.30) $    (1.67)
                                                         ==========  ==========  ==========

Shares used in net income (loss) per share
  computations
Average outstanding common shares......................     15,146      14,605      14,559
Incremental shares from assumed conversions -
   potential common shares ............................        331          25          --
                                                         ----------  ----------  ----------
Shares used in net income (loss) per common
  share - assuming dilution............................     15,477      14,630      14,559
                                                         ==========  ==========  ==========

Due to the reported net loss for the year ended June 30, 2002, 190,757 potential common shares were not included in the computation of net loss per common share - assuming dilution because the effect would be anti-dilutive. For the years ended June 30, 2004, 2003, and 2002, options to purchase 1,551,073, 3,243,859, and 2,381,237 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution, because the options' exercise price was greater than the average market price of the common shares.

10) Leases

SBS leases its main facilities in Albuquerque, New Mexico; St. Paul, Minnesota; Raleigh, North Carolina; Mansfield, Massachusetts; Newark, California; Waterloo, Ontario, Canada; Augsburg and Mindelheim, Germany; and a sales and technical support office in Shenzhen, China under noncancelable operating leases which expire at various dates through fiscal 2008. SBS also leases equipment under noncancelable operating leases which expire at various dates through fiscal 2009.

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company's St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility (see note 16). As a result, the Company recorded a lease termination charge associated with the former Carlsbad, California facility that represents the estimated fair value of the remaining future lease payments and related obligations, net of sublease income, over the remaining term of the lease. The remaining accrued severance and consolidation costs at June 30, 2004 represent primarily lease obligations expected to be paid monthly through April 2006. Accordingly, the future minimum lease payments for the Carlsbad lease are excluded from the minimum lease payments reflected below.

Effective in July 2004, we executed a lease for a one-story build-to-suit facility to be located in Albuquerque, New Mexico. The term of the lease will commence upon the later of substantial completion of construction or May 1, 2005 and will run for a period of approximately 122 months after the commencement of the lease term. The lease payments for this new facility are included in the future minimum lease payments reflected below.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 The following is a five-year schedule of future minimum lease payments:

                                                                Building   Equipment
                                                                 Lease       Lease
      Year ending                                               Payments    Payments     Total
      -------------                                            ----------  ----------  ----------
                                                                    (dollars in thousands)
      June 30, 2005.......................................... $    2,168  $      190  $    2,358
      June 30, 2006..........................................      1,565         102       1,667
      June 30, 2007..........................................      1,037          68       1,105
      June 30, 2008..........................................        726           2         728
      June 30, 2009..........................................        685           1         686
                                                               ----------  ----------  ----------
                                                              $    6,181  $      363  $    6,544
                                                               ==========  ==========  ==========

Total rental expense for operating leases for the years ended June 30, 2004, 2003, and 2002, was approximately
$3.1 million, $3.6 million, and $3.5 million, respectively.

11) Stock Option Plans

(a) Incentive Stock Option Plans

SBS has Incentive Stock Option Plans (the 1996 Plan and the 1997 Plan) whereby a total of 1,200,000 shares of its common stock are reserved for discretionary grant of options by the Board to officers and employees. The plans terminate ten years after inception, in 2005 and 2006. The options are intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code (the "Code"). The plans generally permit options to be granted (i) only to employees or officers and not to directors as such; (ii) for a period of up to ten years; and (iii) at prices not less than fair market value of the underlying common stock at the date of grant. Under the Code, holders of more than 10 percent of SBS' stock cannot be granted options with a duration of more than five years or exercisable at a price less than 110 percent of the fair market value of the underlying common stock on the date of grant. Options granted under the plans may be exercised as provided by the administering committee or Board of Directors of SBS. All of these options are exercisable at the quoted market value of SBS' common stock in effect on the respective dates of the grants.

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

(c) 1996 Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 and was subsequently approved at the November 1996 Annual Shareholders' Meeting. Options are eligible to be exercised beginning 18 months after the date of grant for a period of nine months, at which time they will expire. The plan, as amended, provided for the grant of options to eligible employees through January 21, 2003. As a result, there are no more shares available for grant in this plan as of June 30, 2004.

(d) 1998 Long-Term Equity Incentive Plan

The 1998 Long-Term Equity Incentive Plan was adopted by the Board of Directors on September 15, 1997 and subsequently approved at the December 1997 reconvened Annual Shareholders' Meeting. All full-time employees of

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

(e) 2000 Long-Term Equity Incentive Plan

The 2000 Long-Term Equity Incentive Plan was adopted by the Board of Directors on August 31, 2000 and subsequently approved at the December 2000 reconvened Annual Shareholders' Meeting. Any employee of SBS or its subsidiaries, and any consultants, directors, or other persons providing services to SBS or its subsidiaries are eligible to participate in the plan. The plan provides for the grant of nonqualified stock options and a limited number of grants of restricted stock. The number of shares of stock available for award under the plan during any fiscal year of SBS is equal to ten percent of the adjusted average of the outstanding stock, as that number is determined by SBS to calculate net income per common share - assuming dilution for the preceding fiscal year, reduced by any shares of stock under the plan subject to unexercised options and any shares of stock under the plan subject to restrictions. The exercise price of each option granted shall be the fair market value of the underlying common stock on the date of grant unless otherwise specified by the Board at the time of grant. If options are awarded in exchange for previously earned cash compensation, or in connection with an acquisition, merger, combination or other similar event involving SBS, or in substitution or replacement for options granted to employees by the other entities, the Board has the authority to establish an exercise price that is less that 100% of the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The plan expires in July 2010.

Information regarding SBS' stock option plans is summarized in the table below:

                                  ALL        1993        1996     1998 LT     2000 LT
                                 ISOPs        D&O        ESPP       Plan       Plan        Total
                               ---------- ----------- ---------- ---------- ----------- ------------
Outstanding at June 30, 2001     389,572     518,883    185,102  1,569,079     674,500    3,337,136

  Granted                             --     404,479    188,650     25,000     482,337    1,100,466
  Exercised                       41,000      10,000         --    128,129          --      179,129
  Cancelled                           --     256,883    147,552    230,695     268,988      904,118
                               ---------- ----------- ---------- ---------- ----------- ------------
Outstanding at June 30, 2002     348,572     656,479    226,200  1,235,255     887,849    3,354,355

  Granted                             --     159,000    159,050     58,105     250,100      626,255
  Exercised                          566          --         --      4,994          --        5,560
  Cancelled                           --     127,500    110,900    163,375     219,966      621,741
                               ---------- ----------- ---------- ---------- ----------- ------------
Outstanding at June 30, 2003     348,006     687,979    274,350  1,124,991     917,983    3,353,309

  Granted                             --      30,000         --     72,684     472,300      574,984
  Exercised                       53,000      96,000     47,250    165,094     135,081      496,425
  Cancelled                       45,004      36,979    107,450    129,460     160,470      479,363
                               ---------- ----------- ---------- ---------- ----------- ------------
Outstanding at June 30, 2004     250,002     585,000    119,650    903,121   1,094,732    2,952,505
                               ========== =========== ========== ========== =========== ============

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  ALL        1993        1996     1998 LT     2000 LT
                                 ISOPs        D&O        ESPP       Plan       Plan        Total
                               ---------- ----------- ---------- ---------- ----------- ------------
Exercisable at June 30, 2002     315,234     252,000     74,650    835,750     279,079    1,756,713
Exercisable at June 30, 2003     331,336     372,661    124,350    976,138     542,892    2,347,377
Exercisable at June 30, 2004     250,000     356,000    119,650    767,536     537,465    2,030,651
                               ========== =========== ========== ========== =========== ============
Available for grant at
  June 30, 2004                  137,000   1,405,824         --    798,893     452,921    2,794,638
                               ========== =========== ========== ========== =========== ============

Weighted average option exercise price information follows:

                                                                      Years ended June 30,
                                                               ----------------------------------
                                                                  2004        2003        2002
                                                               ----------  ----------  ----------
Outstanding at July 1........................................ $    15.08  $    16.60  $    17.78
Granted at market during the year............................      12.23        9.53       13.20
Exercised during the year....................................      11.37        2.41        8.68
Cancelled during the year....................................      16.57       17.84       18.58
Outstanding at June 30.......................................      14.91       15.08       16.60
Exercisable at June 30.......................................      16.40       16.68       17.00

Significant option groups outstanding and exercisable at June 30, 2004 and related weighted average price and life information follows:

                                    Weighted
                                     Average     Weighted                 Weighted
                                    Remaining    Average                  Average
      Range of           Number    Contractual   Exercise     Number      Exercise
  Exercise Prices     Outstanding     Life        Price    Exercisable     Price
--------------------  ------------ -----------  ---------- ------------  ----------
 $  5.44 - $  9.91        678,417     6.65     $     9.00      267,347  $     8.64
 $ 10.05 - $ 12.31        589,782     7.42          11.65      403,632       11.64
 $ 12.69 - $ 14.76        669,006     6.51          14.01      400,372       13.69
 $ 14.81 - $ 18.22        616,800     3.96          16.26      560,800       16.37
 $ 19.58 - $ 36.13        398,500     6.20          29.20      398,500       29.20
                      ------------                         ------------
 $  5.44 - $ 36.13      2,952,505     6.15     $    14.91    2,030,651  $    16.40
                      ============                         ============

12) Retirement Plan

SBS maintains a retirement plan under Section 401(k) of the Code for all U.S. employees of SBS. The plan provides for employees to selectively defer a percentage of their wages, which SBS matches at a predetermined rate not to exceed 4 percent of the employee's wages. The plan also provides for additional contributions at the discretion of the Board of Directors. SBS' contributions to the plan during the years ended June 30, 2004, 2003, and 2002, were approximately
$0.9 million, $1.0 million, and $1.1 million, respectively.

13) Segment Financial Data

As a result of changes in management responsibility, the Company's desire to enhance its regional-based sales and service to the Company's European customers and the June 2003 acquisition of SBS Canada (formerly Avvida Systems), the Company changed its reportable segments to a structure based on geographic markets. This change has enabled

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

management to focus on regional market development, alignment of sales channels with customers' product needs, and enhancement of customer service and satisfaction.

The Company is engaged in the design, research, development, integration and production of embedded computer products and we operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who report directly to the Company's Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of the Company's operations based in the United States and Canada including the engineering, test, and assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing operations located in St. Paul, Minnesota; and the sales and support activities based in Shenzhen, China. The Europe Group consists of the Company's operations based in Germany which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

SBS measures the results of operations for segments (segment profit (loss)) based on income (loss) before income taxes and the cumulative effect of change in accounting principle and prior to (a) the allocation of corporate overhead expenses other than marketing costs, (b) substantially all amortization associated with acquisitions and (c) interest and other income from our U.S. operations. The accounting policies used to measure segment profit (loss) are the same as those referred to in Note 1, Summary of Significant Accounting Policies. Reportable segments for all periods presented have been reclassified to conform to the current segment reporting structure.

                                           Americas    Europe      Corporate &
Thousands                                   Group       Group    Unallocated (1)     Total
                                          ----------  ---------  ---------------  -----------
Years ended June 30:
Gross Sales                        2004  $  103,202  $  44,505  $            --  $   147,707
Inter-segment sales                          (6,136)    (7,697)              --      (13,833)
                                          ----------  ---------  ---------------  -----------
Sales to external customers              $   97,066  $  36,808  $            --  $   133,874

Gross Sales                        2003  $   97,459  $  26,734  $            --  $   124,193
Inter-segment sales                          (3,191)    (5,481)              --       (8,672)
                                          ----------  ---------  ---------------  -----------
Sales to external customers              $   94,268  $  21,253  $            --  $   115,521

Gross Sales                        2002  $  106,901  $  16,767  $            --  $   123,668
Inter-segment sales                            (613)    (4,199)              --       (4,812)
                                          ----------  ---------  ---------------  -----------
Sales to external customers              $  106,288  $  12,568  $            --  $   118,856

Interest and other income, net     2004  $       --  $     134  $           500  $       634
                                   2003          --  $     109  $           325  $       434
                                   2002         382         67              182          631

Depreciation and                   2004  $    2,437  $     343  $         3,260  $     6,040
  amortization                     2003       2,768  $     214  $         2,998  $     5,980
                                   2002       2,575        169            8,567       11,311

Segment profit (income (loss)
  before taxes)                    2004  $   12,864  $   7,540  $       (12,986) $     7,418
                                   2003      10,073  $   5,138  $       (12,819) $     2,392
                                   2002      (5,976) $   3,287  $       (35,121) $   (37,810)

As of June 30:
Total assets                       2004  $   39,640  $  26,531  $        78,965  $   145,136
                                   2003      35,798  $  17,540  $        75,272  $   128,610

(1) The corporate and unallocated column includes amounts for corporate items. With regard to results of operations, corporate and unallocated includes corporate overhead expenses other than corporate marketing costs, interest and other income, net from our U.S. operations, and substantially all amortization associated with acquisitions. Corporate assets primarily include cash and cash equivalents from our U.S. operations, deferred and current income tax assets, goodwill and intangible assets.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14) Geographic Areas and Major Customers

Geographic information for sales to external customers (attributed based on the location of the product shipment) and long-lived assets by country of domicile are as follows:

                                            United
Thousands                                   States     Germany       Canada          Total
                                          ----------  ---------  ---------------  -----------
Years ended June 30:
Sales to external customers        2004  $   95,966  $  36,808  $         1,100  $   133,874
                                   2003      94,268  $  21,253  $            --  $   115,521
                                   2002     106,288  $  12,568  $            --  $   118,856

As of June 30:
Long-lived assets, net             2004  $    6,028  $   1,516  $           435  $     7,979
                                   2003       7,473  $     601  $           388  $     8,462

Geographic information for sales to external customers attributed based on the location of the customer are as follows:

                                                                     Years ended June 30,
                                                   ------------------------------------------------------
(Dollars in thousands)                                    2004               2003               2002
                                                   ------------------ ------------------ ----------------
                                                     Sales     %        Sales     %        Sales     %
                                                   --------- ------   --------- ------   --------- ------
United States                                     $  91,636   68.4% $  83,298   72.1% $  88,499   74.5%
Sweden                                               11,930    8.9%     2,002    1.7%     3,250    2.7%
Germany                                               7,205    5.4%     6,533    5.7%     5,139    4.3%
Japan                                                 5,231    3.9%     3,835    3.3%     3,066    2.6%
France                                                4,054    3.0%     2,964    2.6%     3,636    3.1%
Denmark                                               2,665    2.0%     3,019    2.6%       659    0.6%
United Kingdom                                        2,289    1.7%     3,107    2.7%     1,640    1.4%
Canada                                                1,046    0.8%     1,546    1.3%     3,494    2.9%
Korea                                                   963    0.7%     1,167    1.0%     1,240    1.0%
Hong Kong                                               769    0.6%       812    0.7%       284    0.2%
All others                                            6,086    4.6%     7,238    6.3%     7,949    6.7%
                                                   --------- ------   --------- ------   --------- ------
                                                  $ 133,874  100.0% $ 115,521  100.0% $ 118,856  100.0%
                                                   ========= ======   ========= ======   ========= ======

In fiscal 2004, sales to one customer represented approximately 10% of SBS' sales ($13.2 million from the Americas Group), sales to another customer represented approximately 8% of SBS' sales ($10.3 million from the Europe Group) and no other customer exceeded 5% of SBS' sales. In fiscal 2003 and 2002, no single customer, or group of entities known to be under common control, exceeded 10% of SBS' sales.

15) Related Party Transactions

Effective March 9, 2001, Grahame E. Rance was appointed to the positions of President and Chief Executive Officer of SBS and member of the Board of Directors. Mr. Rance succeeded Christopher J. Amenson, who remained as Chairman of the Board of Directors of SBS until November 8, 2001, at which time Mr. Rance was appointed as Chairman. As part of his compensation package, Mr. Rance received a $1,893,750 interest free loan from SBS, paid in cash on April 4, 2001. Forgiveness of the loan was to occur ratably over six annual anniversaries of Mr. Rance's employment with SBS. Additionally, Mr. Rance received a $570,000 interest free loan from SBS that was repaid upon the sale of his former home during the quarter ended December 31, 2001.

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

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

forgiven, Mr. Rance received 8 months base pay, and he returned 30,000 shares of restricted SBS common stock, 5,000 of which were vested and 25,000 of which were unvested. This resulted in severance and other costs of approximately $2.0 million in the quarter ended June 30, 2002.

16) Employee Severance and Consolidation Expenses

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company's St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. The total employee severance and consolidation costs incurred as a result of the consolidation were approximately $3.4 million. The total costs include employee severance and related costs recorded over the remaining service period, consolidation costs recorded as incurred, lease termination costs recorded on the cease use date (all in accordance with SFAS 146), and leasehold improvement impairment charges recorded as a result of the announcement in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The following table summarizes the accounting for the consolidation of the Company's Carlsbad, California facility:

Thousands                                          Employee       Property      Lease
                                                 severance and      and      termination     Other
Description                                      related costs   equipment      charge       costs      Total
----------------------------------------------  ---------------  ----------  ------------  ---------  ----------
Quarter ended June 30, 2003
Employee severance and consolidation costs.... $           290  $      841  $         --  $      --  $    1,131
Cash payments.................................             (66)         --            --         --         (66)
Write-offs....................................              --        (841)           --         --        (841)
                                                ---------------  ----------  ------------  ---------  ----------
Accrued at June 30, 2003......................             224          --            --         --         224

Year ended June 30, 2004
Employee severance and consolidation costs....             470          --         1,400        530       2,400
Cash payments.................................            (694)         --          (530)      (530)     (1,754)
                                                ---------------  ----------  ------------  ---------  ----------
Accrued at June 30, 2004...................... $            --  $       --  $        870  $      --  $      870
                                                ===============  ==========  ============  =========  ==========

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

During the year ended June 30, 2003, due to the continued depressed economic and market conditions impacting the Company's communications customers, on July 22, 2002, SBS notified 19 full and part-time employees at our Madison, Wisconsin engineering design center that their jobs had been eliminated. For the same reasons, on September 30, 2002, SBS notified 22 additional employees that their jobs were being eliminated and 12 other employees were notified that their jobs had been eliminated during the three months ended December 31, 2002. Also, SBS paid lease termination fees of approximately $186,000 in connection with the closure of certain locations during the three months ended December 31, 2002. As a result, for the year ended June 30, 2003, SBS recorded employee severance and consolidation costs of $598,000. There are no costs remaining to be paid related to these activities at June 30, 2004.

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

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

17) Contingencies

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

Item 9A. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Annual Report on Form 10-K, the company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as Exhibits to this Annual Report on Form 10-K are certifications of the CEO (Exhibit 31.1) and the CFO (Exhibit 31.2), which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) are procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based on our controls evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from SBS' definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for SBS' 2004 Annual Meeting of Shareholders (the "Proxy Statement") pursuant to Regulation 14A.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to SBS' Proxy Statement under the sections entitled "Board of Directors," pertaining to information on directors, and "Compensation of Named Executive Officers," pertaining to information on executive officers.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to SBS' Proxy Statement under the section entitled "Compensation of Named Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to SBS' Proxy Statement under the section entitled "Ownership of SBS Common Stock."

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to SBS' Proxy Statement under the section entitled "Reportable Transactions."

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to SBS' Proxy Statement under the section entitled "Independent Public Accountants."

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

(d) Reports on Form 8-K during the Fourth Quarter

    On April 15, 2004, SBS Technologies, Inc. filed a Form 8-K furnishing information regarding its financial results for the quarter ended March 31, 2004.

    On April 21, 2004, SBS Technologies, Inc. filed a Form 8- K announcing that at its regularly scheduled meeting the Board of Directors accepted the resignation for personal reasons of Director Louis C. Golm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC.

Date: September 10, 2004

By: /s/ Clarence W. Peckham
Clarence W. Peckham
Chief Executive Officer

Date: September 10, 2004

By: /s/ James E. Dixon, Jr.
James E. Dixon, Jr.
Executive Vice President, Chief Financial Officer, and Treasurer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clarence W. Peckham, his attorney-in- fact, for such person in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Clarence W. Peckham Clarence W. Peckham	Chief Executive Officer and Director	September 10, 2004
/s/ James E. Dixon, Jr. James E. Dixon, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	September 10, 2004
/s/ Christopher J. Amenson Christopher J. Amenson	Chairman of the Board of Directors and Executive Chairman	September 10, 2004
/s/ Warren W. Andrews Warren W. Andrews	Director	September 10, 2004
/s/ Lawrence A. Bennigson Lawrence A. Bennigson	Director	September 10, 2004
/s/ Peter D. Fenner Peter D. Fenner	Director	September 10, 2004
/s/ Richard A. Szafranski Richard A. Szafranski	Director	September 10, 2004
/s/ Alan F. White Alan F. White	Director	September 10, 2004

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2000
3.ii	Second Restated and Amended By-laws dated November 13, 2003	10-Q	001-10981	3.ii	12-31-2003
4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	3.i	9-30-2000
4.b	Articles I and II of the Second Restated and Amended By-laws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	12-31-2003
4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent.	10-K	001-10981	4.1	6-30-2002
10.c*	1997 Employee Incentive Stock Option Plan.	10-K	001-10981	10.c	6-30-2002
10.i *	1993 Director and Officer Stock Option Plan (as amended).	10-K	001-10981	10.i	6-30-2002
10.v *	1996 Employee Stock Purchase Plan (as amended).	10-K	001-10981	10.v	6-30-2002
10.ac	Office/Warehouse Lease Between Lutheran Brotherhood, (a Minnesota Corporation), and Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated September 5, 1997	10-Q	001-10981	10.ac	9-30-2002
10.ad	Amendment #1 to Lease between Lutheran Brotherhood, a Minnesota Corporation, and Bit 3 Computer Corporation, a wholly owned subsidiary of SBS Technologies, Inc., dated December 23, 1997	10-Q	001-10981	10.ad	9-30-2002
10.ah	Standard Industrial Lease Between Carlsbad Business Park, LLC, (a California Limited Liability Company), and SBS Technologies, Inc. dated September 10, 1998					X
10.al	Lease Agreement between Mair GmbH & Co. KG and or Industrial Computers GmbH, a wholly-owned subsidiary of SBS Holding GmbH, a wholly-owned subsidiary of SBS Technologies, Inc.					X
10.am *	1998 Long-Term Equity Incentive Plan.	10-K	001-10981	10.am	6-30-2003
10.an	Partnership Agreement between SBS or Industrial Computer GmbH & Co. KG and SBS or Industrial Computers Verwaltungs GmbH, general partner, and SBS Technologies Holding GmbH, limited partner					X

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
10.ao	Lease Agreement between 8-L Newark 8371, LLC and SBS Technologies, Inc. dated August 14, 1999					X
10.ax	Lease between AFC-5, LLC, a New Mexico limited liability Company, and SBS Technologies, Inc., dated May 16, 2000	10-K	001-10981	10.ax	6-30-2000
10.ay	Lease between Long Gate, LLC, a Delaware limited liability company, and SDL Communications, Inc., a Massachusetts corporation, dated June 15, 2000	10-K	001-10981	10.ay	6-30-2000
10.be *	2000 Long-Term Equity Incentive Plan	DEF 14A	001-10981	Exhibit "A"	10-2-2000
10.bt

Amendment #2 to Lease between Oakview Eagan Investors, LLC (a Delaware Limited Liability Company), as successor in interest to Lutheran Brotherhood, (a Minnesota Corporation), and SBS Technologies, Inc., Commercial Group, formerly known as Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated May 22, 2002.

		10-K	001-10981	10.bt	6-30-2002
10.bu	Amendment #1 to Lease between AFC-5, LLC (a New Mexico Limited Liability Company) and SBS Technologies, Inc., dated February 1, 2001.	10-K	001-10981	10.bu	6-30-2002
10.bv	Amendment #2 to Lease between AFC-5, LLC (a New Mexico Limited Liability Company) and SBS Technologies, Inc., dated April 1, 2002.	10-K	001-10981	10.bv	6-30-2002
10.bw	Lease Agreement between Teal Properties, LLC and SBS Technologies, Inc. dated October 2, 2002.	10-Q	001-10981	10.bw	9-30-2002
10.by *	Employment agreement between Christopher J. Amenson and SBS Technologies, Inc., effective April 17, 2003, dated April 17, 2003	10-Q	001-10981	10.by	9-30-2003
10.bz *	Employment agreement between Clarence W. Peckham and SBS Technologies, Inc., effective April 17, 2003, dated April 17, 2003	10-Q	001-10981	10.bz	9-30-2003
10.ca *	Employment agreement between James E. Dixon, Jr. and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003	10-Q	001-10981	10.ca	9-30-2003
10.cb *	Employment agreement between David Greig and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003	10-Q	001-10981	10.cb	9-30-2003
10.cc *	Employment agreement between Bruce E. Castle and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003	10-Q	001-10981	10.cc	9-30-2003
10.cd	Sublease agreement between SBS Technologies, Inc., and Viasat, Inc., a Delaware corporation, dated October 29, 2003	10-Q	001-10981	10.cc	12-31-2003

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
10.ce	Lease Agreement between Sabine u. Hermann Gotzfried GbZ and ortec Electronic Assembly GmbH dated August 2003					X
10.cf	Amendment #4 to Lease between AFC-5, LLC (a New Mexico Limited Liability Company) and SBS Technologies, Inc., dated August 1, 2003.					X
10.cg	Amendment to lease agreement between 8-L Newark 8371, LLC and SBS Technologies, Inc. dated May 5, 2004					X
10.ch	Lease Agreement between Shenzhen Jiannian Travel Limited and SBS Technologies, Inc. Foreign Holding Company dated June 2004					X
14	Code of Ethics.	8-K	001-10981	14	11-21-2003
21	Subsidiaries of the registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see page 62 of this Form 10-K)					X
31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X
31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X
32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X
32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X

* Indicates a management contract or compensatory plan or arrangement.