Form 10-Q
period 2004-09-30
SBS TECHNOLOGIES INC
filed 2004-11-09
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [       ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [       ]

The total number of shares outstanding of the registrant's Common Stock as of October 15, 2004 was 15,507,889.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2004
Table of Contents

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, and business of SBS Technologies, Inc. and subsidiaries (referred to variously as "SBS", "we", "us" and "our"). You may find many of these statements by looking for words like "intends," "expects," "projects," "believes," "anticipates" or similar expressions in this Form 10-Q. We consider all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

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

These statements are not guarantees of our future performance. They are based upon our assumptions and assessments only on the date we made them and in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. Our assumptions and assessments include the volume and product mix of sales, estimates of costs, inventory and receivable levels based on preliminary information, and others. Risks, uncertainties, and other important factors could cause actual performance or achievements to be materially different from those we may project. These risks, uncertainties, and factors include:

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

  changes in U.S. and foreign laws and regulations, which could result in increased costs, lowered sales, or reduced earnings; and

  the other risk factors listed under "Risk Factors" included in SBS' Annual Report on Form 10-K for the year ended June 30, 2004.

Many of the factors that will determine these items are beyond our ability to control or predict. We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

                                                                      September 30,     June 30,
                                                                          2004            2004
                                                                    -------------   -------------
                           ASSETS
Current assets:
  Cash and cash equivalents....................................... $      48,626   $      47,943
  Receivables, net ...............................................        25,003          23,776
  Inventories.....................................................        27,105          26,249
  Income taxes receivable.........................................            --             983
  Deferred income taxes...........................................         1,347           1,351
  Prepaid expenses................................................         1,354           1,573
  Other current assets............................................           531             332
                                                                    -------------   -------------
    Total current assets..........................................       103,966         102,207

Property and equipment, net.......................................         7,647           7,979
Goodwill..........................................................        17,179          16,734
Intangible assets, net............................................         4,430           4,764
Deferred income taxes.............................................        13,262          13,173
Other assets......................................................           309             279
                                                                    -------------   -------------
    Total assets.................................................. $     146,793   $     145,136
                                                                    =============   =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................ $       4,518   $       6,854
  Accrued representative commissions..............................           563             889
  Income taxes payable............................................         2,213              --
  Accrued compensation............................................         4,313           4,893
  Accrued severance and consolidation costs.......................           760             870
  Other current liabilities ......................................         2,300           1,986
                                                                    -------------   -------------
    Total current liabilities.....................................        14,667          15,492
Other long-term liabilities.......................................            16              17
                                                                    -------------   -------------
    Total liabilities.............................................        14,683          15,509
                                                                    -------------   -------------
Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,506,639 issued and outstanding at September 30, 2004,
    15,496,949 issued and outstanding at June 30, 2004............        96,693          96,601
  Unearned compensation...........................................            (7)            (29)
  Accumulated other comprehensive income..........................         3,014           1,891
  Retained earnings...............................................        32,410          31,164
                                                                    -------------   -------------
    Total stockholders' equity....................................       132,110         129,627
                                                                    -------------   -------------
    Total liabilities and stockholders' equity.................... $     146,793   $     145,136
                                                                    =============   =============

See accompanying notes to consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                           ----------------------
                                                               2004        2003
                                                           ----------  ----------
Sales.................................................... $   34,884  $   26,577
Cost of sales............................................     19,040      13,644
                                                           ----------  ----------
     Gross profit........................................     15,844      12,933

Selling, general and administrative expense..............      8,023       7,618
Research and development expense.........................      5,505       4,811
Employee severance and consolidation costs...............         --       2,054
Amortization of intangible assets........................        438         548
                                                           ----------  ----------
     Operating income (loss).............................      1,878      (2,098)
                                                           ----------  ----------
Interest and other income, net...........................        141         342
Foreign exchange losses..................................       (102)        (75)
                                                           ----------  ----------
                                                                  39         267
                                                           ----------  ----------
Income (loss) before income taxes........................      1,917      (1,831)
Income tax expense (benefit).............................        671        (641)
                                                           ----------  ----------
Net income (loss)........................................ $    1,246  $   (1,190)
                                                           ==========  ==========

Earnings per share data:
 Net income (loss) per share............................. $     0.08  $    (0.08)
                                                           ==========  ==========
 Net income (loss) per share - assuming dilution......... $     0.08  $    (0.08)
                                                           ==========  ==========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For Three Months Ended September 30, 2004
Thousands (except share amounts)
(Unaudited)

                                                                                          Accumulated
                                                                                           other                 Total
                                                          Common Stock         Unearned    compre-               stock-     Compre-
                                                       ----------------------   compen-   hensive    Retained   holders'   hensive
                                                         Shares      Amount     sation     income    earnings    equity     income
                                                       -----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                  Thousands (except share amounts)

Balances at June 30, 2004............................. 15,496,949  $  96,601  $     (29) $   1,891  $  31,164  $ 129,627
Exercise of stock options.............................      9,690         92         --         --         --         92
Stock-based compensation..............................         --         --         22         --         --         22
Net income............................................         --         --         --         --      1,246      1,246  $   1,246
Other comprehensive income:
  Foreign currency translation adjustments............         --         --         --      1,123         --      1,123      1,123
                                                                                                                           ---------
Comprehensive income..................................                                                                    $   2,369
                                                       -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at September 30, 2004........................ 15,506,639  $  96,693  $      (7) $   3,014  $  32,410  $ 132,110
                                                       ===========  =========  =========  =========  =========  =========

See accompanying notes to consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

                                                                           Three months ended
                                                                              September 30,
                                                                        ------------------------
                                                                            2004         2003
                                                                        -----------  -----------
Cash flows from operating activities:
  Net income (loss)................................................... $     1,246  $    (1,190)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization...................................       1,440        1,551
      Bad debt expense................................................         (61)          31
      Deferred income taxes...........................................         (14)          --
      Income tax benefit from stock option exercises..................          --           30
      (Gain) loss on disposition of assets............................         (10)           6
      Foreign exchange losses.........................................         102           75
      Stock-based compensation........................................          22           28
      Changes in assets and liabilities:
        Receivables...................................................        (997)       5,121
        Inventories...................................................        (627)      (1,499)
        Income taxes..................................................       3,193          718
        Prepaid expenses and other....................................          (5)         204
        Accounts payable..............................................      (2,485)        (613)
        Accrued representative commissions............................        (331)         101
        Accrued compensation..........................................        (608)      (1,205)
        Accrued severance and consolidation costs.....................        (110)       1,177
        Other liabilities.............................................         297         (632)
                                                                        -----------  -----------
        Net cash provided by operating activities.....................       1,052        3,903

Cash flows from investing activities:
  Acquisition of property and equipment...............................        (618)        (592)
                                                                        -----------  -----------
        Net cash used by investing activities.........................        (618)        (592)

Cash flows from financing activities:
  Proceeds from exercise of stock options.............................          92          326
                                                                        -----------  -----------
        Net cash provided by financing activities.....................          92          326
Effect of exchange rate changes on cash...............................         157           91
                                                                        -----------  -----------
        Net change in cash and cash equivalents.......................         683        3,728
Cash and cash equivalents at beginning of period......................      47,943       37,130
                                                                        -----------  -----------
Cash and cash equivalents at end of period............................ $    48,626  $    40,858
                                                                        ===========  ===========
Supplemental disclosure of cash flow information:
  Income taxes received, net.......................................... $     2,450  $     1,281
                                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

1) Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.'s (SBS or the Company) Annual Report on Form 10-K for the year ended June 30, 2004 have been adhered to in preparing the accompanying interim condensed consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for a full year.

Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Substantially all stock-based compensation reflected in reported net income (loss) relates to restricted stock award grants to members of the Company's Board of Directors, as all employee stock options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the grant date. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock- based employee compensation.

                                                                        Three Months Ended
                                                                           September 30,
                                                                      --------------------
Thousands (except per share amounts)                                      2004       2003
                                                                      ---------  ---------
Net income (loss), as reported...................................... $   1,246  $  (1,190)
Add: stock-based employee compensation included
  in reported net income (loss), net of tax effects.................        13         17
Deduct: stock-based employee compensation determined
  under fair value method for all awards, net of tax effects........      (365)      (131)
                                                                      ---------  ---------
Pro forma net income (loss)......................................... $     894  $  (1,304)
                                                                      =========  =========
Net income (loss) per common share - as reported.................... $    0.08  $   (0.08)
                                                                      =========  =========
Net income (loss) per common share - pro forma...................... $    0.06  $   (0.09)
                                                                      =========  =========
Net income (loss) per common share assuming dilution - as reported.. $    0.08  $   (0.08)
                                                                      =========  =========
Net income (loss) per common share assuming dilution - pro forma.... $    0.06  $   (0.09)
                                                                      =========  =========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
(Unaudited)

2) Receivables, net

Receivables, net consist of the following:

                                             September 30   June 30,
Thousands                                        2004         2004
                                            -----------  -----------
Accounts receivable....................... $    25,412  $    24,335
Less allowance for doubtful accounts......        (409)        (559)
                                            -----------  -----------
                                           $    25,003  $    23,776
                                            ===========  ===========

3) Inventories

Inventories consist of the following:

                                             September 30   June 30,
Thousands                                        2004         2004
                                            -----------  -----------
Raw materials............................. $    10,940  $    11,444
Work in process...........................       7,741        6,596
Finished goods............................       8,424        8,209
                                            -----------  -----------
                                           $    27,105  $    26,249
                                            ===========  ===========

4) Goodwill and Intangible Assets

The Company completed the required annual goodwill impairment analysis for the fiscal year ended June 30, 2004, as of April 1, 2004, and the estimated fair value of goodwill was determined to be in excess of its carrying value, indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the three months ended September 30, 2004 are as follows:

                              Total Goodwill by Operating Segment
Thousands                                    Americas      Europe        Total
                                            -----------  -----------  -----------
Balance at June 30, 2004.................. $     3,416  $    13,318  $    16,734
Foreign currency translation adjustments .         176          269          445
                                            -----------  -----------  -----------
Balance at September 30, 2004............. $     3,592  $    13,587  $    17,179
                                            ===========  ===========  ===========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
(Unaudited)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

    Amortized Intangible Assets
- ---------------------------------------------------------------------------------
                                    Estimated     Gross                    Net
                                      useful    carrying   Accumulated  carrying
 Thousands                             life      amount    amortization  amount
                                    ----------  ---------  -----------  ---------
As of September 30, 2004
  Core developed technology........ 2 - 7 yrs  $   9,782  $     7,022  $   2,760
  License agreements............... 2 - 5 yrs      2,425        1,904        521
  Covenant not to compete.......... 3 - 5 yrs      2,926        1,971        955
  Other intangibles................ 8 - 17 yrs       373          179        194
                                                ---------  -----------  ---------
        Total                                  $  15,506  $    11,076  $   4,430
                                                =========  ===========  =========
As of June 30, 2004
  Core developed technology........ 2 - 7 yrs  $   9,724  $     6,767  $   2,957
  License agreements............... 2 - 5 yrs      2,425        1,781        644
  Covenant not to compete.......... 3 - 5 yrs      2,852        1,890        962
  Other intangibles................ 8 - 17 yrs       368          167        201
                                                ---------  -----------  ---------
        Total......................            $  15,369  $    10,605  $   4,764
                                                =========  ===========  =========

The net change in the gross carrying amount and accumulated amortization balances reflected above are the result of foreign currency translation adjustments. Accordingly, the net change in accumulated amortization for the period does not agree to amortization expense reported in the accompanying statements of operations for the period. The following table summarizes estimated amortization expense for future periods as follows:

Estimated amortization expense:                          Thousands
  Remainder of fiscal year ending June 30, 2005........ $   1,402
  For the fiscal years ending:
      June 30, 2006....................................     1,311
      June 30, 2007....................................     1,183
      June 30, 2008....................................       493
      June 30, 2009 and thereafter.....................        41
                                                         ---------
                                                        $   4,430
                                                         =========

5) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based on prior warranty costs for substantially similar products. The following table presents the activity in the Company's product warranty liability for the three months ended September 30:

                                                          2004       2003
Thousands                                                ---------  ---------
Balance at beginning of period......................... $     599  $     548
  Estimated warranty costs for product sales...........       212        368
  Adjustments to settle warranty activity..............      (173)      (270)
                                                         ---------  ---------
Balance at end of period............................... $     638  $     646
                                                         =========  =========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
(Unaudited)

6) Earnings Per Share

Net income (loss) per share is based on weighted average shares outstanding. Net income (loss) per share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

                                                           Three Months Ended
                                                              September 30,
                                                         --------------------
Thousands (except per share amounts)                         2004       2003
                                                         ---------  ---------
Net income (loss)...................................... $   1,246  $  (1,190)
                                                         =========  =========
Net income (loss) per share:
  Weighted-average common shares outstanding
    used in earnings per share computations............    15,504     15,001
                                                         =========  =========
  Net income (loss) per share.......................... $    0.08  $   (0.08)
                                                         =========  =========
Net income (loss) per share - assuming dilution:
  Weighted-average common shares outstanding
    used in earnings per share computations............    15,664     15,001
                                                         =========  =========
  Net income (loss) per share - assuming dilution...... $    0.08  $   (0.08)
                                                         =========  =========
Shares Used in Per Share Computations:
  Weighted average common shares outstanding...........    15,504     15,001
  Incremental shares from assumed conversions -
    potential common shares ...........................       160         --
                                                         ---------  ---------
  Shares used in computations - assuming dilution......    15,664     15,001
                                                         =========  =========

Due to the reported net loss for the three months ended September 30, 2003, 133,182 potential common shares were not included in the computation of earnings per share - assuming dilution because the effect would be anti-dilutive. For the three-month periods ended September 30, 2004 and 2003, options to purchase 1,678,105 and 2,443,815 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

7) Comprehensive Income (Loss)

Comprehensive income was $2.4 million for the three months ended September 30, 2004, and comprehensive loss was $822,000 for the three months ended September 30, 2003. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

8) Segment Financial Data

The Company is engaged in the design, research, development, integration and production of embedded computer products. We operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who report directly to the Company's Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of the Company's operations based in the United States and Canada including the engineering, test, and

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
(Unaudited)

assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing operations located in St. Paul, Minnesota; and the sales and support activities based in Shenzhen, China. The Europe Group consists of the Company's operations based in Germany, which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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

                                            Americas    Europe     Corporate &
Thousands                                     Group      Group    Unallocated (1)   Total
                                            ---------  ---------  --------------  ---------
Three month periods ended September 30
  Gross sales......................  2004  $  25,039  $  13,557  $           --  $  38,596
  Inter-segment sales..............           (1,617)    (2,095)             --     (3,712)
                                            ---------  ---------  --------------  ---------
  Sales to external customers......        $  23,422  $  11,462  $           --  $  34,884

  Gross sales......................  2003  $  21,535  $   7,761  $           --  $  29,296
  Inter-segment sales..............           (1,257)    (1,462)             --     (2,719)
                                            ---------  ---------  --------------  ---------
  Sales to external customers......        $  20,278  $   6,299  $           --  $  26,577

  Segment profit (loss)............. 2004  $   2,495  $   2,388  $       (2,966) $   1,917
                                     2003  $    (121) $   1,310  $       (3,020) $  (1,831)

Total Assets
           As of September 30, 2004        $  38,630  $  28,002  $       80,161  $ 146,793
                As of June 30, 2004        $  39,640  $  26,531  $       78,965  $ 145,136

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

9) Employee Severance and Consolidation Costs

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company's St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. The total employee severance and consolidation costs incurred as a result of the consolidation were approximately $3.6 million. The total costs included employee severance and related costs recorded over the remaining service period, consolidation costs recorded as incurred, lease termination costs recorded on the cease use date (all in accordance with SFAS 146), and leasehold improvement impairment charges recorded as a result of the announcement in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long- Lived Assets.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
(Unaudited)

The following table summarizes the accounting for the consolidation and closure of the Company's Carlsbad, California facility:

Thousands
                                               Employee    Property     Lease
Activity during the three months ended        severance and   and     termination   Other
  September 30, 2003:                         related costsequipment    charge      costs      Total
- --------------------------------------------  -----------  ---------  ----------  ---------  ---------
Balance at June 30, 2003.................... $       224  $      --  $       --  $      --  $     224

Quarter ended September 30, 2003
  Employee severance and consolidation costs $       429  $      --  $    1,350  $     275  $   2,054
  Cash payments.............................        (531)        --         (71)      (275)      (877)
                                              -----------  ---------  ----------  ---------  ---------
Balance accrued at September 30, 2003....... $       122  $      --  $    1,279  $      --  $   1,401
                                              ===========  =========  ==========  =========  =========

Activity during the three months ended
  September 30, 2004:
- --------------------------------------------
Balance at June 30, 2004.................... $        --  $      --  $      870  $      --  $     870

Quarter ended September 30, 2004
  Cash payments.............................          --         --        (110)        --       (110)
                                              -----------  ---------  ----------  ---------  ---------
Balance accrued at September 30, 2004....... $        --  $      --  $      760  $      --  $     760
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

For a description of SBS' critical accounting policies and an understanding of the significant factors that influenced SBS' performance during the three months ended September 30, 2004 and 2003, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2004.

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

The SBS product line is strategically focused on embedded computing, and we serve almost all parts of the market. We currently list more than 500 products in the product section of our website, www.sbs.com. We offer components like I/O modules, bus adapters, carrier cards, system enclosures, FPGA boards and single board computers, as well as network switches, blades and fully integrated systems. Many of these products are available in ruggedized versions, which can operate in conditions of extreme temperature, vibration, shock and humidity.

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

Executive Summary

During the quarter ended September 30, 2004, we noted:

  Sales for the quarter were $34.9 million;

Although we started fiscal year 2005 with lower than planned revenue for the September quarter, our booking performance was the highest since March 2001. On September 21, 2004, we updated our original guidance for the first quarter of this fiscal year. We announced that due to weakness in quick- turn orders from our U.S.-based government and communications customers, component part shortages, and production issues, we were reducing our sales guidance to between $33 million and $34 million.

We are continuing to see customers require shorter lead times and provide nearer term forecasts. As we go forward, we will continue to work closely with our customers and tune our planning systems to be more responsive to our customers' needs. During the last two weeks of September, we were able to resolve some component part shortage issues, and we received and filled more quick-turn business, increasing our sales to $34.9 million for the quarter.
  Net income was $1.2 million and net income per share - assuming dilution for the quarter was $0.08, compared with a net loss per share - assuming dilution of ($0.08) for the comparable period of the prior year.

Included in the results for the quarter ended September 30, 2003 were employee severance and consolidation costs associated with the closure of the Carlsbad, California facility of approximately $2.0 million, which negatively impacted net income per common share - assuming dilution by ($0.09) on an after tax basis.
  Customer orders received and booked during the quarter were $39.6 million, which represented our highest bookings quarter since March 2001. Thus, our book- to-bill ratio for the quarter was 1.13 to 1.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales.

  Order backlog was $46.9 million as of September 30, 2004, compared to $38.9 million as of September 30, 2003 and $42.1 million for the preceding quarter ended June 30, 2004;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.

  We achieved seven design wins during the quarter.

Our design win opportunities are continuing to grow and the new products that we introduced last year are generating significant quoting activity. Geographically, we are still seeing strong sales in Europe, and our new Asian office is generating higher quoting activity and new orders.

Each reported design win represents an initial purchase order of a minimum of $100,000 and is forecasted to produce a minimum of $500,000 in sales annually when in production.

By end market, the design wins included three in the government market, one in the commercial market, and three in the communications market.
  For the quarter ended September 30, 2004, as a percentage of sales, sales to one communications customer, Ericsson, represented 13%; sales to one commercial customer, Applied Materials, represented 11%; and sales to another European- based communications customer represented 5%.

Financial Highlights

Selected financial highlights during the three months ended September 30, 2004 compared to the same quarter of the prior fiscal year and the quarter ended June 30, 2004 follows:

                                         Three Months Ended
                           ---------------------------------------------------
                               September 30,
Thousands (except          --------------------     %      Jun. 30,      %
  per share amounts)           2004       2003   change      2004     change
                           ---------  --------- ---------  --------- ---------
Sales.................... $  34,884  $  26,577      31.3% $  38,201      -8.7%
                           =========  =========            =========

Net income (loss)........ $   1,246  $  (1,190)    204.7% $   2,719     -54.2%
                           =========  =========            =========

Net income (loss) per
  share - assuming
  dilution............... $    0.08  $   (0.08)           $    0.17
                           =========  =========            =========

See detailed analysis of the financial results below.

Results of Operations

(references to fiscal 2005 and fiscal 2004 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                              Three Months Ended
                                                                 September 30,
                                                           ----------------------
                                                               2004        2003
                                                           ----------  ----------
Sales....................................................      100.0%     100.0%
Cost of sales............................................       54.6%      51.3%
                                                           ----------  ----------
     Gross profit........................................       45.4%      48.7%

Selling, general and administrative expense..............       23.0%      28.7%
Research and development expense.........................       15.8%      18.1%
Employee severance and consolidation costs...............         -- %       7.7%
Amortization of intangible assets........................        1.2%       2.1%
                                                           ----------  ----------
     Operating income (loss).............................        5.4%      (7.9)%
                                                           ----------  ----------
Interest and other income, net...........................        0.4%       1.3%
Foreign exchange losses..................................       (0.3)%      (0.3)%
                                                           ----------  ----------
                                                                 0.1%       1.0%
                                                           ----------  ----------
Income (loss) before income taxes........................        5.5%      (6.9)%
Income tax expense (benefit).............................        1.9%      (2.4)%
                                                           ----------  ----------
Net income (loss)........................................        3.6%      (4.5)%
                                                           ==========  ==========

Three Month Periods Ended September 30, 2004 compared to the Three Month Periods Ended September 30, 2003

Sales

Our total sales during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and the quarter ended June 30, 2004 follows:

                                         Three Months Ended
                           ---------------------------------------------------
                               September 30,
                           --------------------     %      Jun. 30,      %
Thousands                      2004       2003   change      2004     change
                           ---------  --------- ---------  --------- ---------
Sales.................... $  34,884  $  26,577      31.3% $  38,201      -8.7%
                           =========  =========            =========

For the first quarter of fiscal 2005, sales increased $8.3 million as unit shipments increased for all product lines with the exception of our WAN input/output products, which declined when compared to sales levels during the same period of fiscal 2004. Included in the increase in sales is approximately $541,000 that is the result of the impact of a weakening U.S. dollar on the translation of our Europe Group financial statements. Sales for the first quarter of the prior fiscal year ended September 30, 2003 excluded approximately $2.0 million of sales that were delayed at the end of the quarter due to production issues associated with certain advanced technology systems. On a sequential basis, sales decreased $3.3 million compared with sales for the preceding quarter ended June 30, 2004 due in part to weakness in quick-turn orders from our U.S.-based government and communications customers, component part shortages, and production issues.

Sales by end market for the first quarter of fiscal 2005 compare to the comparable period of fiscal 2004 and the prior fiscal quarter ended June 30, 2004 as indicated below:

                                           SALES BY END MARKET
                                          (dollars in thousands)

                          Sept. 30,  % of    Sept. 30,  % of    June 30,   % of
Three months ended:         2004     total     2003     total     2004     total
- ------------------------  --------- -------  --------- -------  --------- -------

Government.............. $  15,298      44% $  13,140      49%    19,080      50%
Commercial..............    10,239      29%     8,662      33%    10,721      28%
Communications..........     9,347      27%     4,775      18%     8,400      22%
                          --------- -------  --------- -------  --------- -------
Total................... $  34,884     100% $  26,577     100%    38,201     100%
                          ========= =======  ========= =======  ========= =======

For the three months ended September 30, 2004, sales to government customers increased 16.8%, sales to commercial customers increased 17.2% and sales to communications customers increased 95.8%, all compared with the comparable period of the prior fiscal year. On a sequential basis, sales to government customers decreased 19.8%, sales to commercial customers decreased 4.5% and sales to communications customers increased 11.3%, all compared with the preceding quarter ended June 30, 2004.

Looking forward, based on our forecasts, current backlog, and timing of new orders, we expect sales for the second quarter ending December 31, 2004 to be between $37 million and $38 million, a 14% to 17% increase compared to the second quarter of fiscal 2004; however, actual results may vary. We continue to anticipate growth in sales throughout the remainder of fiscal year 2005, resulting in total year sales of between $150 million and $160 million, all from organic growth; however, actual results may vary.

Gross Profit

Gross profit during the three months ended September 30, 2004 compared to the comparable period of fiscal 2004 and the preceding quarter ended June 30, 2004 follows:

                                                Three months ended
                               -----------------------------------------------------
                                     September 30,
                               --------------------  Increase/  Jun. 30,   Increase/
Thousands                          2004       2003   (decrease)   2004     (decrease)
                               ---------  ---------  ---------  ---------  ---------
Gross profit................. $  15,844  $  12,933      2,911  $  18,057     (2,213)
                               =========  =========  =========  =========  =========
Gross profit as a percent
  of sales...................      45.4%      48.7%                 47.3%
                               =========  =========             =========

For the quarter ended September 30, 2004, gross profit as a percent of sales was negatively impacted by lower than expected sales to our U.S.-based government customers, resulting in a higher sales mix of lower margin production orders when compared to the same quarter of the fiscal 2004 and the preceding quarter. Although gross profit as a percent of sales for the current quarter is below the range of 46% to 50% stated in our financial model of July 2003 (available in the investor relations section of our website), we currently believe that for the total fiscal year ending June 30, 2005 we will operate within that range. For the quarter ending December 31, 2004, we anticipate gross profit as a percentage of sales to be within the range stated in our financial model of July 2003; however, actual results may vary.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and the preceding quarter follows:

                                                Three months ended
                               -----------------------------------------------------
                                   September 30,
                               --------------------  Increase/  Jun. 30,   Increase/
Thousands                          2004       2003   (decrease)   2004     (decrease)
                               ---------  ---------  ---------  ---------  ---------
SG&A expense................. $   8,023  $   7,618  $     405  $   8,580       (557)
                               =========  =========  =========  =========  =========

As a percent of sales........      23.0%      28.7%                 22.5%
                               =========  =========             =========

For the three months ended September 30, 2004, the decrease in SG&A expense compared to the preceding quarter is due primarily to the timing of certain discretionary expenses and cost control. As a percent of sales, SG&A expense for the first quarter of fiscal 2005 was in line with our financial model at 23.0%.

Research and Development Expense

Research and development (R&D) expense during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and the preceding quarter follows:

                                                Three months ended
                               -----------------------------------------------------
                                   September 30,
                               --------------------  Increase/  Jun. 30,   Increase/
Thousands                          2004       2003   (decrease)   2004     (decrease)
                               ---------  ---------  ---------  ---------  ---------
R&D expense.................. $   5,505  $   4,811  $     694  $   5,523        (18)
                               =========  =========  =========  =========  =========

As a percent of sales........      15.8%      18.1%                 14.5%
                               =========  =========             =========

Increasing our intellectual property is a key element of our growth strategy. During the current quarter, we introduced 11 new products as we continue to implement this segment of our strategy. For the three months ended September 30, 2004, research and development (R&D) expense increased over the comparable period of fiscal 2004 but was consistent with the preceding quarter. R&D expense as a percentage of sales during the current quarter was 15.8%, which is higher than the 13-15% stated in our financial model, however, we believe that for fiscal 2005, R&D expense will operate within that range.

Employee Severance and Consolidation Costs

We recorded no employee severance and consolidation costs during the quarter ended September 30, 2004.

On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. This consolidation was completed in August, 2003. As a result of these actions, we recorded employee severance and consolidation costs totaling $2.0 million during the three-month period ended September 30, 2003, which included the following:

  Employee severance and related costs of $429,000 (recorded over the remaining service period in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities) due to the reduction of our workforce. There were no amounts remaining to be paid at September 30, 2004.

  Other consolidation costs of $275,000 (recorded as incurred in accordance with SFAS 146) as a result of the consolidation of our communications operations to other facilities. There were no amounts remaining to be paid at September 30, 2004.

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

Amortization of Intangible Assets

For the first quarter of fiscal 2005 ended September 30, 2004, amortization of intangible assets was $438,000, compared to $548,000 for the comparable period of fiscal 2004. Amortization expense decreased in fiscal 2005 from fiscal 2004 levels as a result of the completion of the amortization of certain purchased identifiable intangible assets recorded in connection with an asset acquisition in March 2002.

Interest and Other Income, Net

Net interest and other income in fiscal 2005 of $141,000 represented an increase from fiscal 2004 levels, excluding interest income in connection with income tax refunds of payments made in prior periods of approximately $250,000 received in September 2003, due primarily to increased cash balances.

Foreign Exchange Losses

For the three months ended September 30, 2004 and 2003, foreign exchange losses of $102,000 and $75,000, respectively, represent primarily realized and unrealized losses on inter-company transactions denominated in non-functional currencies due to changes in currency exchange rates as a result of the weakening of the U.S. dollar.

Income Tax Expense (Benefit)

We record income tax expense (benefit) based on our estimated worldwide effective tax rates for the respective fiscal years. For fiscal 2005 and 2004, our estimated worldwide effective tax rate was approximately 35.0%. Our estimated worldwide effective income tax rate incorporates a projected mix of pre-tax income from domestic and foreign sources, together with benefits from certain income tax planning strategies including benefits from foreign sales and research and experimentation tax credits.

Our estimated annual effective tax rate for fiscal 2005 does not include any impact of the recently enacted Americans Jobs Creation Act of 2004 (the Act), which was signed into law by the U.S. President in October 2004. We are currently evaluating the impact of several provisions of the Act on our annual worldwide effective tax rate.

In assessing the realizability of our deferred tax assets, management considers projected future sources of taxable income together with tax planning strategies. A valuation allowance has been established that applies to certain U.S. State operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at September 30, 2004.

We generally do not record deferred income taxes on the undistributed earnings of our foreign subsidiaries in accordance with the indefinite reversal criterion in APB Opinion No. 23, "Accounting for Income Taxes - Special Areas", because we currently do not expect those unremitted earnings to reverse and become taxable in the foreseeable future. Upon distribution of these earnings, which amounted to approximately $26.4 million at June 30, 2004, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

Earnings Per Share

For the first quarter of fiscal 2005 ended September 30, 2004, net income per common share and net income per common share - assuming dilution were $0.08. This compares to net loss per common share and net loss per common share - assuming dilution of ($0.08) for the comparable period of fiscal 2004 ended September 30, 2003. The net loss incurred in fiscal 2004 includes employee severance and consolidation costs of approximately $2.0 million, which negatively impacted earnings per common share - assuming dilution by approximately $(0.09) on an after tax basis.

Review of Business Segments

We are engaged in the design, research, development, integration and production of embedded computer products. We operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who report directly to the Company's Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of the Company's operations based in the United States and Canada, including the engineering, test, and assembly activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing operations located in St. Paul, Minnesota; and the sales and support activities based in Shenzhen, China. The Europe Group consists of the Company's operations based in Germany which include the engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. We measure the results of operations for segments (Segment Profit (Loss)) based on income (loss) before income taxes and before:

  the allocation of corporate overhead expenses other than marketing costs;
  substantially all amortization expense associated with acquisitions; and
  interest income and interest expense from our U.S. operations.

Americas Group

                                            Three Months Ended
                                     ------------------------------
                                         September 30,
                                     --------------------     %
Thousands                                2004       2003   change
                                     ---------  --------- ---------
Sales to External Customers........ $  23,422  $  20,278      15.5%
                                     =========  =========

Segment Profit (Loss).............. $   2,495  $    (121)   2162.0%
                                     =========  =========

Note - segment loss for the three months ended September 30, 2003 includes approximately $2.0 million of employee severance and consolidation costs as a result of the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003.

Sales to External Customers. For the three months ended September 30, 2004, sales to external customers increased approximately $3.1 million, or 15.5%, compared to the comparable period of the prior fiscal year, as unit shipments increased across all the Group's product lines with the exception of our WAN I/O product line, which declined from fiscal 2004 levels. On a sequential basis, sales to external customers decreased approximately 13.7% compared to the prior quarter, due to weakness in quick-turn orders from our U.S.-based government and communications customers, component part shortages, and production issues.

Segment Profit (Loss). Segment profit increased $2.6 million during the three months ended September 30, 2004 as compared to the comparable period of the prior fiscal year. Segment profit in fiscal 2005 was negatively impacted by a higher mix of sales of lower margin production orders, partially offset by the increase in sales to external customers. Segment loss in fiscal 2004 was negatively impacted as a result of approximately $2.0 million of employee severance and consolidation costs being recorded from the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003. For these reasons, segment profit as a percentage of sales to external customers was 10.7% for the three months of fiscal 2005, compared with 9.5%, excluding the impact of the employee severance and consolidation costs, for the same period of fiscal 2004.

Europe Group

                                            Three Months Ended
                                     ------------------------------
                                         September 30,
                                     --------------------     %
Thousands                                2004       2003   change
                                     ---------  --------- ---------
Sales to External Customers........ $  11,462  $   6,299      82.0%
                                     =========  =========

Segment Profit..................... $   2,388  $   1,310      82.3%
                                     =========  =========

Sales to External Customers. Unit shipments of the Group's products increased resulting in increased sales to external customers. For the three months ended September 30, 2004, sales to external customers increased $5.2 million compared to the comparable period of the prior fiscal year, of which approximately $541,000 was the result of changes in currency exchange rates used to translate the Group's financial statements to U.S. dollars. On a sequential basis, sales to external customers increased $0.4 million, compared with the prior quarter. As a percent of total company sales, sales to one communications customer, Ericsson, represented 13% or $4.5 million during the first quarter of fiscal 2005 ended September 30, 2004, compared with $1.1 million in the same period of fiscal 2004.

Segment Profit. For the three month period ended September 30, 2004, segment profit increased $1.1 million compared to the comparable period of the prior fiscal year, due primarily to the increase in sales, offset by reduced gross profit as a result of a higher mix of lower margin production orders and an increase in SG&A and R&D expenses commensurate with the growth in the business. For these reasons, segment profit as a percentage of sales remained consistent at 20.8% for the three month periods of fiscal 2005 and fiscal 2004.

Liquidity, Capital Resources and Financial Condition

Our objective is to maintain adequate financial resources and liquidity to finance the operations of the Company. We use a combination of proceeds from the sale or issuance of equity securities and internally generated funds to finance our working capital requirements, capital expenditures, acquisitions, and operations.

Our cash balance of $48.6 million at September 30, 2004 represents an increase of $683,000 during the three months ended September 30, 2004. Net cash flows from operating activities and proceeds from the exercise of employee stock options were the principal sources of funding, and cash was used for a mix of activities including working capital needs and capital expenditures. We anticipate that this trend will continue during the remainder of the fiscal year ending June 30, 2005; however, future cash inflows as a result of employee stock option exercises are difficult to predict with certainty.

Cash Flows

Changes to our cash balance during the three months ended September 30, 2004, and 2003 follows:

Comparison of Condensed
Consolidated Statements of Cash Flows

                                               Three Months Ended
                                                     September 30,
                                               ---------------------
                                                 2004        2003
                                               ---------   ---------
Cash Flow Provided by (Used in)                     Thousands
   Operating activities.....................  $   1,052   $   3,903
   Investing activities.....................       (618)       (592)
   Financing activities.....................         92         326
   Net effect on cash from:
      Exchange rates........................        157          91
                                               =========   =========

Operating Activities

Cash flows from operating activities were principally the result of the receipt of income tax refunds of payments made in prior periods during the quarter, changes in working capital and the impact of non-cash and non-operating activities including depreciation and amortization of $1.4 million.

The underlying drivers of the changes in working capital during the first quarter of fiscal 2005 were as follows:

  The increase in accounts receivable used operating cash of $997,000, before foreign currency translation adjustments of $230,000, due in part to the increase in shipments at the end of the quarter.
  The increase in inventory used operating cash of $627,000, before foreign currency translation adjustments of $229,000. Our customers continue to require shorter lead times for our products, resulting in a need to maintain higher levels of inventory. Inventory levels increased slightly from June 2004 levels due principally to weakness in quick-turn orders from our U.S.-based government and communications customers.
  We received U.S. income tax refunds of $3.1 million during the quarter from the carryback of tax losses to prior tax years.
  Our total liabilities, excluding income taxes payable, decreased by $3.0 million during the quarter, net of foreign currency translation adjustments, due to the timing of payments, and we continue debt free as of September 30, 2004.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures necessary to support the growth of our business and to enhance the productivity of our operations. During the first quarter of fiscal 2005, we used $618,000 for the purchase of property and equipment.

Financing Activities

We received proceeds of $92,000 from the issuance of common stock associated with the exercise of employee stock options during the quarter.

Exchange Rates

Changes in foreign currency exchange rates impacted beginning cash balances during the quarter by approximately $157,000. Due to the Company's international operations, where transactions are recorded in functional currencies other than the U.S. dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

Cash Requirements

We believe that our internally generated cash flows will provide us with sufficient capital resources and liquidity to manage our operations, meet our contractual obligations, and fund capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible that SBS could require external financing in the future and that such financing may not be available on terms acceptable to SBS or at all.

Capital Resources

As of the date of this report, SBS does not have any material capital expenditure commitments.

Contractual Obligations

SBS is committed under non-cancelable operating leases for buildings and equipment that expire at various dates through fiscal 2015. There has been no material change in our contractual obligations during the quarter ended September 30, 2004.

Off-Balance Sheet Arrangements

As of September 30, 2004, we have no transactions that would be considered off-balance sheet arrangements in accordance with the definition under SEC rules.

Inflation

For the three month periods ended September 30, 2004 and 2003, there was no significant impact from inflation.

Business Outlook

The financial results for the quarter ended September 30, 2004 were below our original expectations.  Although these results were disappointing, we continue to execute our strategy and remain optimistic about the future. We believe that we are well positioned to meet our longer range financial goals. Our design win opportunities are continuing to grow, and the new products that we introduced last year are generating significant quoting activity. Geographically, we are still seeing strong sales in Europe, and our new Asian office is generating increased quoting activity and new orders.

Looking forward, based on our forecasts, current backlog, and timing of new orders, we expect sales for the second quarter ending December 31, 2004 to be between $37 million and $38 million, a 14% to 17% increase compared to the second quarter of fiscal 2004; however, actual results may vary. We continue to anticipate growth in sales throughout the remainder of fiscal year 2005 resulting in total year sales of between $150 million and $160 million, all from organic growth; however, actual results may vary.

The assumptions on which we've based our sales projections for fiscal 2005 include continued health of our end markets, the expectation of several government system design wins to start production, and sales to Applied Materials and Ericsson to continue at the same dollar sales level as in fiscal year 2004. Based on the sales performance of these two customers in the first quarter and their forecasts, strong overall bookings, and growing opportunities for design wins, we believe these assumptions remain valid for the remainder of fiscal year 2005. We are confident that our new product introductions, business development efforts and continued focus on our customers will expand our opportunities in each market contributing to our performance.

Management expects that corporate representatives of SBS will meet privately during the quarter with investors, investment analysts, the media and others and may reiterate the Business Outlook published in this Form 10-Q. At the same time, this Form 10-Q and the included Business Outlook will remain publicly available on our Web site (www.sbs.com). Unless a notice stating otherwise is published, the public can continue to rely on this Business Outlook as representing our current expectations on matters covered.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Our principal investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, we believe that the market risk related to these investments is minimal. As a result of our German and Canadian operating and financing activities, we are exposed to market risk from changes in foreign currency exchange rates. At present we do not utilize any derivative instruments to manage this risk.

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as translation adjustments in other comprehensive income. Foreign currency exchange rate exposure is most significant with respect to the euro. For the three months ended September 30, 2004, net sales were positively impacted by the appreciation of foreign currencies, primarily the euro, versus the U.S. dollar by approximately $541,000.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Compliance with Section 404 of Sarbanes-Oxley Act

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of such controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in fiscal 2004 and is continuing in fiscal 2005 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

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

04.b (1) Articles I and II of the Second Restated and Amended Bylaws of SBS Technologies, Inc.

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

14 (1) Code of Ethics.

31.1 (1) Certification of the Company's Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1) Certification of the Company's Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1) Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 (1) Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC.
(Registrant)

Clarence W. Peckham
Chief Executive Officer

By: /s/ James E. Dixon Jr.
James E. Dixon Jr.
Executive Vice President and
Chief Financial Officer

Date: November 9, 2004

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