Form 10-Q
period 2004-12-31
SBS TECHNOLOGIES INC
filed 2005-02-09
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [       ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [       ]

The total number of shares outstanding of the registrant's Common Stock as of January 31, 2005 was 15,575,520.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended December 31, 2004

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

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
(Unaudited)

                                                                      December 31,       June 30,
                                                                         2004             2004
                                                                     -------------    -------------
                           ASSETS
Current assets:
  Cash and cash equivalents....................................... $       50,531   $       47,943
  Receivables, net ...............................................         28,405           23,776
  Inventories.....................................................         29,922           26,249
  Income taxes receivable.........................................             --              983
  Deferred income taxes...........................................          1,350            1,351
  Prepaid expenses................................................          1,034            1,573
  Other current assets............................................            721              332
                                                                     -------------    -------------
    Total current assets..........................................        111,963          102,207

Property and equipment, net.......................................          7,659            7,979
Goodwill..........................................................         18,746           16,734
Intangible assets, net............................................          3,996            4,764
Deferred income taxes.............................................         13,339           13,173
Other assets......................................................            348              279
                                                                     -------------    -------------
    Total assets.................................................. $      156,051   $      145,136
                                                                     =============    =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................ $        4,304   $        6,854
  Accrued representative commissions..............................            855              889
  Income taxes payable............................................          3,336               --
  Accrued compensation............................................          4,556            4,893
  Accrued severance and consolidation costs.......................            652              870
  Other current liabilities ......................................          2,827            1,986
                                                                     -------------    -------------
    Total current liabilities.....................................         16,530           15,492
Other long-term liabilities.......................................             13               17
                                                                     -------------    -------------
    Total liabilities.............................................         16,543           15,509
                                                                     -------------    -------------
Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,567,170 issued and outstanding at December 31, 2004,
    15,496,949 issued and outstanding at June 30, 2004............         97,514           96,601
  Unearned compensation...........................................           (209)             (29)
  Accumulated other comprehensive income..........................          7,637            1,891
  Retained earnings...............................................         34,566           31,164
                                                                     -------------    -------------
    Total stockholders' equity....................................        139,508          129,627
                                                                     -------------    -------------
    Total liabilities and stockholders' equity.................... $      156,051   $      145,136
                                                                     =============    =============

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
(Unaudited)

                                                               Three Months Ended         Six Months Ended
                                                                  December 31,              December 31,
                                                            -----------------------   -----------------------
                                                                2004         2003         2004         2003
                                                            ----------   ----------   ----------   ----------
Sales.................................................... $    42,246  $    32,503  $    77,130  $    59,080
Cost of sales............................................      23,039       16,469       42,079       30,113
                                                            ----------   ----------   ----------   ----------
     Gross profit........................................      19,207       16,034       35,051       28,967

Selling, general and administrative expense..............       9,121        7,998       17,145       15,616
Research and development expense.........................       6,102        4,747       11,608        9,558
Employee severance and consolidation costs...............          --          276           --        2,330
Amortization of intangible assets........................         529          553          965        1,101
                                                            ----------   ----------   ----------   ----------
     Operating income....................................       3,455        2,460        5,333          362
                                                            ----------   ----------   ----------   ----------
Interest and other income, net...........................         204          104          345          446
Foreign exchange losses..................................        (342)        (207)        (444)        (282)
                                                            ----------   ----------   ----------   ----------
                                                                 (138)        (103)         (99)         164
                                                            ----------   ----------   ----------   ----------
Income before income taxes...............................       3,317        2,357        5,234          526
Income tax expense.......................................       1,161          825        1,832          184
                                                            ----------   ----------   ----------   ----------
Net income............................................... $     2,156  $     1,532  $     3,402  $       342
                                                            ==========   ==========   ==========   ==========

Earnings per share data:
 Net income per share.................................... $      0.14  $      0.10  $      0.22  $      0.02
                                                            ==========   ==========   ==========   ==========
 Net income per share - assuming dilution................ $      0.14  $      0.10  $      0.22  $      0.02
                                                            ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For Six Months Ended December 31, 2004
Thousands (except share amounts)
(Unaudited)

                                                                                      Accumulated
                                                                                       other                   Total
                                                   Common Stock           Unearned     compre-                 stock-      Compre-
                                                -----------------------    compen-    hensive     Retained    holders'    hensive
                                                  Shares       Amount      sation      income     earnings     equity      income
                                                -----------   ---------   ---------   ---------   ---------   ---------   ---------

Balances at June 30, 2004...................... 15,496,949  $   96,601  $      (29) $    1,891  $   31,164  $  129,627
Exercise of stock options......................     63,971         665          --          --          --         665
Stock-based compensation.......................         --          --          68          --          --          68
Restricted stock awards issued to directors....      6,250         248        (248)         --          --          --
Net income.....................................         --          --          --          --       3,402       3,402  $    3,402
Other comprehensive income:
  Foreign currency translation adjustments.....         --          --          --       5,746          --       5,746       5,746
                                                                                                                          ---------
Comprehensive income...........................                                                                         $    9,148
                                                -----------   ---------   ---------   ---------   ---------   ---------   =========
Balances at December 31, 2004.................. 15,567,170  $   97,514  $     (209) $    7,637  $   34,566  $  139,508
                                                ===========   =========   =========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
(Unaudited)

                                                                          Six months ended
                                                                            December 31,
                                                                     -------------------------
                                                                         2004          2003
                                                                     -----------   -----------
Cash flows from operating activities:
  Net income...................................................... $      3,402  $        342
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization...............................        2,925         3,111
      Bad debt expense............................................           61            --
      Deferred income taxes.......................................          (40)          456
      Income tax benefit from stock option exercises..............           --            74
      (Gain) loss on disposition of assets........................          (13)           12
      Foreign exchange losses.....................................          444           282
      Stock-based compensation....................................           68            60
      Changes in assets and liabilities:
        Receivables...............................................       (3,648)        2,663
        Inventories...............................................       (2,196)       (4,227)
        Income taxes..............................................        4,266         1,247
        Prepaid expenses and other................................          115           740
        Accounts payable..........................................       (3,017)          297
        Accrued representative commissions........................          (76)          156
        Accrued compensation......................................         (493)         (643)
        Accrued severance and consolidation costs.................         (218)          969
        Other liabilities.........................................          799          (589)
                                                                     -----------   -----------
        Net cash provided by operating activities.................        2,379         4,950

Cash flows from investing activities:
  Acquisition of property and equipment...........................       (1,399)       (1,616)
                                                                     -----------   -----------
        Net cash used by investing activities.....................       (1,399)       (1,616)

Cash flows from financing activities:
  Proceeds from exercise of stock options.........................          665         1,212
                                                                     -----------   -----------
        Net cash provided by financing activities.................          665         1,212
Effect of exchange rate changes on cash...........................          943           721
                                                                     -----------   -----------
        Net change in cash and cash equivalents...................        2,588         5,267
Cash and cash equivalents at beginning of period..................       47,943        37,130
                                                                     -----------   -----------
Cash and cash equivalents at end of period........................ $     50,531  $     42,397
                                                                     ===========   ===========
Supplemental disclosure of cash flow information:
  Income taxes received, net...................................... $      2,093  $      1,078
                                                                     ===========   ===========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004
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

Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Substantially all stock-based compensation reflected in reported net income relates to restricted stock award grants to members of the Company's Board of Directors, as all employee stock options granted under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the grant date. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                   Three Months Ended       Six Months Ended
                                                                      December 31,            December 31,
                                                                 ---------------------   ---------------------
Thousands (except per share amounts)                                 2004        2003        2004        2003
                                                                 ---------   ---------   ---------   ---------
Net income, as reported....................................... $    2,156  $    1,532  $    3,402  $      342
Add: stock-based employee compensation included
  in reported net income, net of tax effects..................         28          20          41          37
Deduct: stock-based employee compensation determined
  under fair value method for all awards, net of tax effects..       (683)       (481)     (1,062)       (612)
                                                                 ---------   ---------   ---------   ---------
Pro forma net income (loss)................................... $    1,501  $    1,071  $    2,381  $     (233)
                                                                 =========   =========   =========   =========
Net income per common share - as reported..................... $     0.14  $     0.10  $     0.22  $     0.02
                                                                 =========   =========   =========   =========
Net income (loss) per common share - pro forma................ $     0.10  $     0.07  $     0.15  $    (0.02)
                                                                 =========   =========   =========   =========
Net income per common share assuming dilution - as reported... $     0.14  $     0.10  $     0.22  $     0.02
                                                                 =========   =========   =========   =========
Net income (loss) per common share assuming dilution - pro for $     0.10  $     0.07  $     0.15  $    (0.02)
                                                                 =========   =========   =========   =========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2004
(Unaudited)

2) Receivables, net

Receivables, net consist of the following:

                                              December 31,    June 30,
Thousands                                        2004          2004
                                             -----------   -----------
Accounts receivable....................... $     28,840  $     24,335
Less allowance for doubtful accounts......         (435)         (559)
                                             -----------   -----------
                                           $     28,405  $     23,776
                                             ===========   ===========

3) Inventories

Inventories consist of the following:

                                              December 31,    June 30,
Thousands                                        2004          2004
                                             -----------   -----------
Raw materials............................. $     13,258  $     11,444
Work in process...........................        4,847         6,596
Finished goods............................       11,817         8,209
                                             -----------   -----------
                                           $     29,922  $     26,249
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

Changes in the carrying amount of goodwill for the six months ended December 31, 2004 are as follows:

                              Total Goodwill by Operating Segment
Thousands                                     Americas       Europe         Total
                                             -----------   -----------   -----------
Balance at June 30, 2004.................. $      3,416  $     13,318  $     16,734
Foreign currency translation adjustments .          345         1,667         2,012
                                             -----------   -----------   -----------
Balance at December 31, 2004.............. $      3,761  $     14,985  $     18,746
                                             ===========   ===========   ===========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2004
(Unaudited)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

                             Amortized Intangible Assets
------------------------------------------------------------------------------------
                                    Estimated      Gross                      Net
                                      useful     carrying    Accumulated   carrying
 Thousands                             life       amount     amortization   amount
                                    ----------   ---------   -----------   ---------
As of December 31, 2004
  Core developed technology........ 2 - 7 yrs  $    9,838  $      7,283  $    2,555
  License agreements............... 2 - 5 yrs       2,425         2,109         316
  Covenant not to compete.......... 3 - 5 yrs       3,011         2,072         939
  Other intangibles................ 8 - 17 yrs        378           192         186
                                                 ---------   -----------   ---------
        Total                                  $   15,652  $     11,656  $    3,996
                                                 =========   ===========   =========
As of June 30, 2004
  Core developed technology........ 2 - 7 yrs  $    9,724  $      6,767  $    2,957
  License agreements............... 2 - 5 yrs       2,425         1,781         644
  Covenant not to compete.......... 3 - 5 yrs       2,852         1,890         962
  Other intangibles................ 8 - 17 yrs        368           167         201
                                                 ---------   -----------   ---------
        Total......................            $   15,369  $     10,605  $    4,764
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

Estimated amortization expense:                      Thousands
  Remainder of fiscal year ending June 30, 2005... $      968
  For the fiscal years ending:
      June 30, 2006...............................      1,311
      June 30, 2007...............................      1,183
      June 30, 2008...............................        493
      June 30, 2009 and thereafter................         41
                                                     ---------
                                                   $    3,996
                                                     =========

5) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based on prior warranty costs for substantially similar products. The following table presents the activity in the Company's product warranty liability for the six months ended December 31:

                                                      2004        2003
Thousands                                            ---------   ---------
Balance at beginning of period.................... $      599  $      548
  Estimated warranty costs for product sales......        369         544
  Adjustments to settle warranty activity.........       (276)       (441)
                                                     ---------   ---------
Balance at end of period.......................... $      692  $      651
                                                     =========   =========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2004
(Unaudited)

6) Earnings Per Share

Net income per share is based on weighted average shares outstanding. Net income per share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

                                                       Three Months Ended        Six Months Ended
                                                          December 31,             December 31,
                                                     ---------------------   ---------------------
Thousands (except per share amounts)                     2004        2003        2004        2003
                                                     ---------   ---------   ---------   ---------
Net income........................................ $    2,156  $    1,532  $    3,402  $      342
                                                     =========   =========   =========   =========
Net income per share:
  Weighted-average common shares outstanding
    used in earnings per share computations.......     15,527      15,087      15,516      15,044
                                                     =========   =========   =========   =========
  Net income per share............................ $     0.14  $     0.10  $     0.22  $     0.02
                                                     =========   =========   =========   =========
Net income per share - assuming dilution:
  Weighted-average common shares outstanding
    used in earnings per share computations.......     15,763      15,391      15,714      15,262
                                                     =========   =========   =========   =========
  Net income per share - assuming dilution........ $     0.14  $     0.10  $     0.22  $     0.02
                                                     =========   =========   =========   =========
Shares Used in Per Share Computations:
  Weighted average common shares outstanding......     15,527      15,087      15,516      15,044
  Incremental shares from assumed conversions -
    potential common shares ......................        236         304         198         218
                                                     ---------   ---------   ---------   ---------
  Shares used in computations - assuming dilution.     15,763      15,391      15,714      15,262
                                                     =========   =========   =========   =========

For the three and six month periods ended December 31, 2004, options to purchase 1,452,869 and 1,550,059 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares. For the three and six month periods ended December 31, 2003, options to purchase 1,565,902 and 1,780,819 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

7) Comprehensive Income

Comprehensive income for the three and six month periods ended December 31, 2004 was $6.8 million and $9.1 million, respectively. Comprehensive income for the three and six month periods ended December 31, 2003 was $4.4 million and $3.5 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2004
(Unaudited)

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

SBS measures the results of operations for segments (segment profit (loss)) based on income before income taxes and prior to (a) the allocation of corporate overhead expenses other than marketing costs, (b) substantially all amortization associated with acquisitions and (c) interest income and interest expense from our U.S. operations. The accounting policies used to measure segment profit (loss) are the same as those referred to in note 1.

                                             Americas     Europe      Corporate &
Thousands                                      Group       Group     Unallocated (1)    Total
                                             ---------   ---------   --------------   ---------
Three month periods ended December 31
  Gross sales......................  2004  $   28,778  $   18,663  $            --  $   47,441
  Inter-segment sales..............            (1,726)     (3,469)              --      (5,195)
                                             ---------   ---------   --------------   ---------
  Sales to external customers......        $   27,052  $   15,194  $            --  $   42,246

  Gross sales......................  2003  $   24,731  $   10,790  $            --  $   35,521
  Inter-segment sales..............            (1,291)     (1,727)              --      (3,018)
                                             ---------   ---------   --------------   ---------
  Sales to external customers......        $   23,440  $    9,063  $            --  $   32,503

  Segment profit (loss)............. 2004  $    2,935  $    3,877  $        (3,495) $    3,317
                                     2003  $    3,601  $    2,066  $        (3,310) $    2,357

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2004
(Unaudited)

                                             Americas     Europe      Corporate &
Thousands                                      Group       Group     Unallocated (1)    Total
                                             ---------   ---------   --------------   ---------
Six month periods ended December 31
Gross sales........................  2004  $   53,816  $   32,221  $            --  $   86,037
Inter-segment sales................            (3,343)     (5,564)              --      (8,907)
                                             ---------   ---------   --------------   ---------
Sales to external customers........        $   50,473  $   26,657  $            --  $   77,130

Gross sales........................  2003  $   46,266  $   18,551  $            --  $   64,817
Inter-segment sales................            (2,549)     (3,188)              --      (5,737)
                                             ---------   ---------   --------------   ---------
Sales to external customers........        $   43,717  $   15,363  $            --  $   59,080

Segment profit (loss)                2004  $    5,430  $    6,266  $        (6,462) $    5,234
                                     2003  $    3,480  $    3,376  $        (6,330) $      526

Total Assets
            As of December 31, 2004        $   41,231  $   35,248  $        79,572  $  156,051
                As of June 30, 2004        $   39,640  $   26,531  $        78,965  $  145,136

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
December 31, 2004
(Unaudited)

 The following table summarizes the accounting for the consolidation and closure of the Company's Carlsbad, California facility:

Thousands
                                                Employee     Property      Lease
Activity during the six months ended           severance and    and      termination    Other
  December 31, 2003:                           related costs equipment     charge       costs      Total
--------------------------------------------   -----------   ---------   ----------   ---------  ---------
Balance at June 30, 2003.................... $        224  $       --  $        --  $       --  $     224

Six months ended December 31, 2003
  Employee severance and consolidation costs $        450  $       --  $     1,485  $      395  $   2,330
  Cash payments.............................         (631)         --         (335)       (395)    (1,361)
                                               -----------   ---------   ----------   ---------  ---------
Balance accrued at December 31, 2003........ $         43  $       --  $     1,150  $       --  $   1,193
                                               ===========   =========   ==========   =========  =========

Activity during the six months ended
  December 31, 2004:
--------------------------------------------
Balance at June 30, 2004.................... $         --  $       --  $       870  $       --  $     870

Six months ended December 31, 2004
  Cash payments.............................           --          --         (218)         --       (218)
                                               -----------   ---------   ----------   ---------  ---------
Balance accrued at December 31, 2004........ $         --  $       --  $       652  $       --  $     652
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

For a description of SBS' critical accounting policies and an understanding of the significant factors that influenced SBS' performance during the three and six months ended December 31, 2004 and 2003, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2004.

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

Executive Summary

In summary, we are pleased with our financial results for the quarter and six months ended December 31, 2004. With our six month sales up 30% over the first half of last year and our six month book-to-bill ratio at 1.03 to 1, we believe our overall strategy is working. As we go into the new calendar year, we will continue to focus our development efforts on products that are designed to support three functional areas: data transfer, data processing and data visualization. By combining our products into systems, we are providing control, communications, and high performance signal and image processing solutions to meet the requirements of our customers in all of our markets.

In November 2004, we issued a press release announcing strategic operating investments of up to an additional $2.5 million through the remainder of this fiscal year. These investments allow us to pursue growth initiatives and take advantage of current market conditions in the government and international markets. Due to our success to date in pursuing government systems opportunities and the response we have received from our increased presence in China, we believe that this is the appropriate time to further develop these areas. For our government systems opportunities, we are increasing our business development, program management and engineering teams. This will allow us to be more responsive to proposal requests, execute on engineering projects faster, and build stronger relationships with our customer base. On the international front, we expanded our Asian operation in June 2004. To meet growing demand, we plan to increase our staffing in Asia to expand our sales and support in China, Taiwan, Japan, Korea and Australia. We believe these expansion plans, along with a strong European business and a growing business in North America, will continue to ensure our future success.

During the quarter and six months ended December 31, 2004, we noted:

  Sales for the quarter were $42.2 million and sales for the six months were $77.1 MILLION;

On a sequential basis, total sales increased 21.1%, compared to $34.9 million in sales for the quarter ended September 30, 2004, making up the sales shortfall, compared to initial guidance of $36 million to $37 million, experienced in the previous quarter. Sales for the six months ended December 31, 2004 increased 30.6% from the $59.1 million in sales for the same period of the prior fiscal year.
  Net income for the quarter was $2.2 million and net income for the six months was $3.4 million. Net income per share - assuming dilution for the quarter was $0.14, compared with $0.10 for the comparable period of the prior year. Net income per share - assuming dilution for the six months was $0.22, compared with $0.02 for the comparable period of the prior year.

Included in the results for the quarter and six months ended December 31, 2003 were employee severance and consolidation costs associated with the closure of the Carlsbad, California facility of approximately $0.3 million and $2.3 million, respectively, which negatively impacted net income per common share - assuming dilution by ($0.01) and ($0.10) on an after tax basis.

  Customer orders received and booked during the quarter and six months were $39.9 million and $79.5 million, respectively. This resulted in a book-to-bill ratio of .95 to 1 for the quarter and a six-month book-to-bill ratio of 1.03 to 1.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales.

  Order backlog was $45.9 million as of December 31, 2004, compared to $45.5 million as of December 31, 2003 and $46.9 million for the preceding quarter ended September 30, 2004;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.

  We achieved nine design wins during the quarter.

New product introductions and design wins are strong. We have generated a record number of project proposals to government customers, and we are seeing growth in revenue and bookings from our key commercial and communications customers.

Each reported design win represents an initial purchase order of a minimum of $100,000 and is forecasted to produce a minimum of $500,000 in sales annually when in production.

By end market, the design wins included eight in the government market, and one in the commercial market.
  For the quarter ended December 31, 2004, as a percentage of total sales, sales to one communications customer, Ericsson, represented 15%; sales to one commercial customer, Applied Materials, represented 12%; and sales to another European-based communications customer represented 6%. No other customer represented more than 5% of sales.

Financial Highlights

Selected financial highlights during the three and six month periods ended December 31, 2004 compared to the three and six month periods ended December 31, 2003 and the quarter ended September 30, 2004 follows:

                                      Three Months Ended                       Six Months Ended
                          ----------------------------------------------   --------------------------
                              December 31,                                     December 31,
Thousands (except         -------------------    %      Sept. 30,   %      -------------------    %
  per share amounts)        2004       2003    change     2004    change     2004       2003    change
                          --------   -------- -------   -------- -------   --------   -------- -------
Sales.................. $  42,246  $  32,503    30.0% $  34,884    21.1% $  77,130  $  59,080    30.6%
                          ========   ========           ========           ========   ========

Net income............. $   2,156  $   1,532    40.7% $   1,246    73.0% $   3,402  $     342   894.7%
                          ========   ========           ========           ========   ========

Net income per share
  - assuming dilution.. $    0.14  $    0.10          $    0.08          $    0.22  $    0.02
                          ========   ========           ========           ========   ========

See detailed analysis of the financial results below.

Results of Operations

(references to fiscal 2005 and fiscal 2004 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                               Three Months Ended         Six Months Ended
                                                                  December 31,              December 31,
                                                            -----------------------   -----------------------
                                                                2004         2003         2004         2003
                                                            ----------   ----------   ----------   ----------
Sales....................................................       100.0%      100.0%      100.0%      100.0%
Cost of sales............................................        54.5%       50.7%       54.6%       51.0%
                                                            ----------   ----------   ----------   ----------
     Gross profit........................................        45.5%       49.3%       45.4%       49.0%

Selling, general and administrative expense..............        21.6%       24.6%       22.2%       26.4%
Research and development expense.........................        14.4%       14.6%       15.0%       16.2%
Employee severance and consolidation costs...............          -- %        0.8%         -- %        3.9%
Amortization of intangible assets........................         1.3%        1.7%        1.3%        1.9%
                                                            ----------   ----------   ----------   ----------
     Operating income....................................         8.2%        7.6%        6.9%        0.6%
                                                            ----------   ----------   ----------   ----------
Interest and other income, net...........................         0.5%        0.3%        0.4%        0.8%
Foreign exchange losses..................................        (0.8)%       (0.6)%       (0.5)%       (0.5)%
                                                            ----------   ----------   ----------   ----------
                                                                 (0.3)%       (0.3)%       (0.1)%        0.3%
                                                            ----------   ----------   ----------   ----------
Income before income taxes...............................         7.9%        7.3%        6.8%        0.9%
Income tax expense.......................................         2.8%        2.6%        2.4%        0.3%
                                                            ----------   ----------   ----------   ----------
Net income...............................................         5.1%        4.7%        4.4%        0.6%
                                                            ==========   ==========   ==========   ==========

Three and Six Month Periods Ended December 31, 2004 compared to the Three and Six Month Periods Ended December 31, 2003

Sales

Our total sales during the three and six month periods ended December 31, 2004 compared to the three and six month periods ended December 31, 2003 and the quarter ended September 30, 2004 follows:

                                      Three Months Ended                       Six Months Ended
                          ----------------------------------------------   --------------------------
                              December 31,                                     December 31,
                          -------------------    %      Sept. 30,   %      -------------------    %
Thousands                   2004       2003   change     2004    change      2004       2003   change
                          --------   -------- -------   -------- -------   --------   -------- -------
Sales.................. $  42,246  $  32,503    30.0% $  34,884    21.1% $  77,130  $  59,080    30.6%
                          ========   ========           ========           ========   ========

For the quarter ended December 31, 2004, sales increased $9.7 million as unit shipments increased for all product lines with the exception of our WAN input/output products, which declined when compared to sales levels during the same period of fiscal 2004. In addition, sales to Applied Materials and Ericsson for lower margin, production rate business increased from prior year levels. Included in the increase in sales is approximately $1.2 million that is the result of the impact of a weakening U.S. dollar on the translation of our Europe Group financial statements. On a sequential basis, sales increased $7.4 million compared with sales for the preceding quarter ended September 30, 2004 for the same reasons.

For the six months ended December 31, 2004, sales increased $18.1 million as unit shipments increased for all product lines with the exception of our WAN input/output products, which declined when compared to sales levels during the same period of fiscal 2004. In addition, sales to Applied Materials and Ericsson for lower margin, production rate business increased from prior year levels. Included in the increase in sales for the six months is approximately $2.0 million that is the result of the impact of a weakening U.S. dollar on the translation of our Europe Group financial statements.

Sales by end market for the three and six month periods ended December 31, 2004 compare to the three and six month periods ended December 31, 2003 and the prior fiscal quarter ended September 30, 2004 as indicated below:

                                            SALES BY END MARKET
                                           (dollars in thousands)

                           Dec. 31,   % of     Dec. 31,   % of     Sept. 30,  % of
                             2004     total      2003     total      2004     total
                           --------- -------   --------- -------   --------- -------
Three months ended:
  Government............ $   18,805      45% $   17,918      55% $   15,298      44%
  Commercial............     12,000      28%      8,865      27%     10,239      29%
  Communications........     11,441      27%      5,720      18%      9,347      27%
                           --------- -------   --------- -------   --------- -------
Total................... $   42,246     100% $   32,503     100% $   34,884     100%
                           ========= =======   ========= =======   ========= =======

                           Dec. 31,   % of     Dec. 31,   % of
                             2004     total      2003     total
                           --------- -------   --------- -------
Six months ended:
  Government............ $   34,104      44% $   31,058      52%
  Commercial............     22,239      29%     17,527      30%
  Communications........     20,787      27%     10,495      18%
                           --------- -------   --------- -------
Total................... $   77,130     100% $   59,080     100%
                           ========= =======   ========= =======

For the three months ended December 31, 2004, sales to government customers increased 5.0%, sales to commercial customers increased 35.4% and sales to communications customers increased 100.0%, all compared with the comparable period of the prior fiscal year. On a sequential basis, sales to government customers decreased 22.9%, sales to commercial customers increased 17.2% and sales to communications customers increased 22.4%, all compared with the preceding quarter ended September 30, 2004. For the six months ended December 31, 2004, sales to government customers increased 9.8%, sales to commercial customers increased 26.9% and sales to communications customers increased 98.1%, all compared with the comparable period of the prior fiscal year.

Looking forward, based on our forecasts, current backlog, and timing of new orders, we expect sales for the third quarter ending March 31, 2005 to be between $39 million and $40 million, a 7% to 9% increase compared to the third quarter of fiscal 2004; however, actual results may vary. We continue to anticipate growth in sales throughout the remainder of fiscal year 2005, and as a result are increasing our sales projections for the total fiscal year 2005 from between $150 million and $160 million to between $155 million and $165 million, all from organic growth; however, actual results may vary.

Gross Profit

Gross profit during the three and six month periods ended December 31, 2004 compared to the three and six month periods ended December 31, 2003 and the quarter ended September 30, 2004 follows:

                                            Three months ended                              Six months ended
                             -----------------------------------------------------   -------------------------------
                                  December 31,                                            December 31,
                             ---------------------    Incr/    Sept. 30,    Incr/    ---------------------    Incr/
Thousands                       2004        2003     (decr)      2004      (decr)       2004        2003     (decr)
                             ---------   ---------   -------   ---------   -------   ---------   ---------   -------
Gross profit.............. $   19,207  $   16,034  $  3,173  $   15,844  $  3,363  $   35,051  $   28,967  $  6,084
                             =========   =========   =======   =========   =======   =========   =========   =======
Gross profit as a percent
  of sales................       45.5%       49.3%                 45.4%                 45.4%       49.0%
                             =========   =========             =========             =========   =========

Gross profit as a percent of sales for the quarter ended December 31, 2004 was 45.5%, compared to 49.3% for the second quarter of the prior fiscal year, and 45.4% for the preceding quarter. Further, gross profit as a percent of sales for the six months ended December 31, 2004 was 45.4%, compared to 49.0% for the same period of the prior fiscal year. The growth in sales from lower margin, production rate business, primarily to communications and commercial customers, has lowered our overall gross margin as a percentage of sales. We believe that the current sales mix will continue through the end of fiscal year 2005. As a result, we expect gross margins as a percentage of sales for the balance of this fiscal year to be between 44% and 47%; however, actual results may vary.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the three and six month periods ended December 31, 2004 compared to the three and six month periods ended December 31, 2003 and the preceding quarter follows:

                                            Three months ended                              Six months ended
                             -----------------------------------------------------   -------------------------------
                                  December 31,                                            December 31,
                             ---------------------    Incr/    Sept. 30,    Incr/    ---------------------    Incr/
Thousands                       2004        2003     (decr)      2004      (decr)       2004        2003     (decr)
                             ---------   ---------   -------   ---------   -------   ---------   ---------   -------
SG&A expense.............. $    9,121  $    7,998  $  1,123  $    8,023  $  1,098  $   17,145  $   15,616  $  1,529
                             =========   =========   =======   =========   =======   =========   =========   =======

As a percent of sales.....       21.6%       24.6%                 23.0%                 22.2%       26.4%
                             =========   =========             =========             =========   =========

The increase in SG&A expense for the three and six months of fiscal 2005 compared to the same periods of the prior fiscal year and the preceding quarter is due primarily the result of general wage increases effective October 1, 2004, selective staff increases to support growth, and the timing of certain discretionary expenses. As a percent of sales, SG&A expense for the three and six months of fiscal 2005 was in line with our financial model at 21.6% and 22.2%, respectively.

Research and Development Expense

Research and development (R&D) expense during the three and six month periods ended December 31, 2004 compared to the three and six month periods ended December 31, 2003 and the preceding quarter follows:

                                            Three months ended                              Six months ended
                             -----------------------------------------------------   -------------------------------
                                  December 31,                                            December 31,
                             ---------------------    Incr/    Sept. 30,    Incr/    ---------------------    Incr/
Thousands                       2004        2003     (decr)      2004      (decr)       2004        2003     (decr)
                             ---------   ---------   -------   ---------   -------   ---------   ---------   -------
R&D expense............... $    6,102  $    4,747  $  1,355  $    5,505  $    597  $   11,608  $    9,558  $  2,050
                             =========   =========   =======   =========   =======   =========   =========   =======

As a percent of sales.....       14.4%       14.6%                 15.8%                 15.0%       16.2%
                             =========   =========             =========             =========   =========

Increasing our intellectual property is a key element of our growth strategy. During the quarter ended December 31, 2004, we introduced 5 new products as we continue to implement this segment of our strategy. Consistent with SG&A, the increase in R&D expense for the three and six month periods of fiscal 2005 compared to the same periods of the prior fiscal year and the preceding quarter is primarily the result of general wage increases effective October 1, 2004, selective staff increases, and the timing of outside development costs associated with our product development efforts. As a percent of sales, R&D expense for the three and six month periods of fiscal 2005 was in line with our financial model at 14.4% and 15.0%, respectively.

Employee Severance and Consolidation Costs

We recorded no employee severance and consolidation costs during the three and six month periods ended December 31, 2004.

On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. This consolidation was completed in August, 2003. As a result of these actions, we recorded employee severance and consolidation costs totaling $276,000 and $2.3 million during the three and six month periods ended December 31, 2003, which included the following:

  Employee severance and related costs of $450,000 (recorded over the remaining service period in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities) due to the reduction of our workforce. No amounts remained to be paid at December 31, 2004.
  Other consolidation costs of $395,000 (recorded as incurred in accordance with SFAS 146) as a result of the consolidation of our communications operations to other facilities. No amounts remained to be paid at December 31, 2004.
  Lease termination costs of $1,485,000 (recorded on the cease use date in accordance with SFAS 146) as a result of the closure of our Carlsbad, California facility in August 2003. The lease termination costs represent the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining lease obligations are expected to be paid monthly through April 2006.

Amortization of Intangible Assets

For the three and six months ended December 31, 2004, amortization of intangible assets was $529,000 and $965,000, respectively, compared to $553,000 and $1.1 million for the comparable periods of fiscal 2004. Amortization expense for the three months ended December 31, 2004 includes a charge of approximately $85,000 recorded in connection with the write-down of the remaining unamortized balance of a prepaid license agreement for products that SBS determined, during the quarter, would no longer be marketed. Excluding the write-down, amortization expense decreased in fiscal 2005 from fiscal 2004 levels as a result of the completion of the amortization of certain purchased identifiable intangible assets recorded in connection with an asset acquisition in March 2002.

Interest and Other Income, Net

Net interest and other income for the three months ended December 31, 2004 of $204,000 represented an increase from fiscal 2004 levels due primarily to increased cash balances. For the six months ended December 31, 2004, excluding interest income in connection with income tax refunds of payments made in prior periods of approximately $250,000 received in September 2003, net interest and other income increased from fiscal 2004 levels, due primarily to increased cash balances.

Foreign Exchange Losses

Foreign exchange losses in fiscal 2005, which represent primarily realized and unrealized losses on inter-company transactions denominated in non- functional currencies, increased slightly from fiscal 2004 levels, due to changes in currency exchange rates as a result of the continued weakening of the U.S. dollar.

Income Tax Expense

We record income tax expense based on our estimated worldwide effective tax rates for the respective fiscal years. For fiscal 2005 and 2004, our estimated worldwide effective tax rate was approximately 35.0%. Our estimated worldwide effective income tax rate incorporates a projected mix of pre-tax income from domestic and foreign sources, together with benefits from certain income tax planning strategies, including benefits from foreign sales and research and experimentation tax credits.

Our estimated annual effective tax rate for fiscal 2005 does not include any impact of the recently enacted Americans Jobs Creation Act of 2004 (the Act), which was signed into law by the U.S. President in October 2004. We are currently evaluating the impact of several provisions of the Act on our annual worldwide effective tax rate.

In assessing the realizability of our deferred tax assets, management considers projected future sources of taxable income together with tax planning strategies. A valuation allowance has been established that applies to certain U.S. State operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at December 31, 2004.

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

Earnings Per Share

For the three and six months ended December 31, 2004 (fiscal 2005), net income per common share and net income per common share - assuming dilution were $0.14 and $0.22, respectively. This compares to net income per common share and net income per common share - assuming dilution of $0.10 and $0.02 for the comparable periods of fiscal 2004 ended December 31, 2003. Fiscal 2004 results include employee severance and consolidation costs of approximately $276,000 and $2.3 million, respectively, which negatively impacted earnings per common share - assuming dilution by approximately $(0.01) and $(0.10) on an after tax basis.

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

The following is a discussion of sales to external customers and segment profit for each reportable segment. We measure the results of operations for segments (Segment Profit) based on income before income taxes and before:

  the allocation of corporate overhead expenses other than marketing costs;
  substantially all amortization expense associated with acquisitions; and
  interest income and interest expense from our U.S. operations.

Americas Group

                                                 Three Months Ended                        Six Months Ended
                                  -------------------------------------------------   -----------------------------
                                       December 31,                                        December 31,
                                  ---------------------    %      Sept. 30,    %      ---------------------    %
Thousands                            2004        2003   change       2004   change       2004        2003   change
                                  ---------   --------- -------   --------- -------   ---------   --------- -------
Sales to External Customers.... $   27,052  $   23,440    15.4% $   23,422    15.5% $   50,473  $   43,717    15.5%
                                  =========   =========           =========           =========   =========

Segment Profit................. $    2,935  $    3,601   -18.5% $    2,495    17.6% $    5,430  $    3,480    56.0%
                                  =========   =========           =========           =========   =========

Note - Segment profit for the three and six months ended December 31, 2003 includes approximately $0.2 million and $2.2 million, respectively, of employee severance and consolidation costs as a result of the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003.

Sales to External Customers. We continue to experience sales growth for lower margin, production rate business, primarily to the Group's commercial customers. For the three and six months ended December 31, 2004, sales to external customers increased approximately $3.6 million and $6.8 million, respectively, compared to the comparable periods of the prior fiscal year, as unit shipments increased across all the Group's product lines with the exception of our WAN I/O product line, which declined from fiscal 2004 levels. On a sequential basis, sales to external customers also increased approximately 15.5% compared to the prior quarter, for the same reasons.

Segment Profit (Loss). For the three and six months ended December 31, 2004, segment profit was negatively impacted by a higher mix of sales of lower margin production orders, together with increased SG&A and R&D costs. However, increased sales to external customers partially offset the reduced margins and cost increases. Segment profit for the three and six months ended in December 2003 was negatively impacted as a result of approximately $0.2 million and $2.2 million, respectively, of employee severance and consolidation costs being recorded from the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003. For these reasons, segment profit as a percentage of sales to external customers was 10.8% for the three month period ended December 31, 2004, compared with 16.5%, excluding the impact of the employee severance and consolidation costs, for the same period of fiscal 2004. For the same reasons, segment profit as a percentage of sales to external customers was 10.8% for the six months of fiscal 2005, compared with 13.3%, excluding the impact of the employee severance and consolidation costs, for the same period of fiscal 2004.

Europe Group

                                                 Three Months Ended                        Six Months Ended
                                  -------------------------------------------------   -----------------------------
                                       December 31,                                        December 31,
                                  ---------------------    %      Sept. 30,    %      ---------------------    %
Thousands                            2004        2003   change       2004   change       2004        2003   change
                                  ---------   --------- -------   --------- -------   ---------   --------- -------
Sales to External Customers.... $   15,194  $    9,063    67.6% $   11,462    32.6% $   26,657  $   15,363    73.5%
                                  =========   =========           =========           =========   =========

Segment Profit................. $    3,877  $    2,066    87.7% $    2,388    62.4% $    6,266  $    3,376    85.6%
                                  =========   =========           =========           =========   =========

Sales to External Customers. Unit shipments of the Group's products increased resulting in increased sales to external customers. For the three and six months ended December 31, 2004, sales to external customers increased $5.1 million and $11.3 million, respectively, compared to the comparable periods of the prior fiscal year, of which approximately $1.2 million and $2.0 million, respectively, was the result of changes in currency exchange rates used to translate the Group's financial statements to U.S. dollars. On a sequential basis, sales to external customers increased $3.7 million, compared with the prior quarter. During the three and six months ended December 31, 2004, sales to one communications customer, Ericsson, represented $6.4 million and $10.9 million, respectively, compared with $2.0 million and $3.1 million, respectively, in the same periods of the prior fiscal year ended December 31, 2003.

Segment Profit. For the three and six month periods ended December 31, 2004, segment profit increased $1.8 million and
$2.9 million, respectively, compared to the comparable periods of the prior fiscal year, due primarily to the increase in sales, offset by reduced gross profit as a result of a higher mix of lower margin production orders and an increase in SG&A and R&D expenses commensurate with the growth in the business. For these reasons, segment profit as a percentage of sales was 25.5% and 23.5% for the three and six month periods of fiscal 2005 compared with 22.8% and 22.0% for the same periods of fiscal 2004.

Liquidity, Capital Resources and Financial Condition

Our objective is to maintain adequate financial resources and liquidity to finance our operations. We use a combination of proceeds from the sale or issuance of equity securities and internally generated funds to finance our working capital requirements, capital expenditures, acquisitions, and operations.

Our cash balance of $50.5 million at December 31, 2004 represents an increase of $2.6 million during the six months ended December 31, 2004. Net cash flows from operating activities and proceeds from the exercise of employee stock options were the principal sources of funding, and cash was used for a mix of activities including working capital needs and capital expenditures. We anticipate that this trend will continue during the remainder of the fiscal year ending June 30, 2005; however, future cash inflows as a result of employee stock option exercises are difficult to predict with certainty.

Cash Flows

Changes to our cash balance during the six months ended December 31, 2004, and 2003 follows:

Comparison of Condensed

Consolidated Statements of Cash Flows

                                                 Six Months Ended
                                                   December 31,
                                               ---------------------
                                                 2004        2003
                                               ---------   ---------
Cash Flow Provided by (Used in)                     Thousands
   Operating activities.....................  $   2,379   $   4,950
   Investing activities.....................     (1,399)     (1,616)
   Financing activities.....................        665       1,212
   Net effect on cash from:
      Exchange rate changes.................        943         721
                                               =========   =========

Operating Activities

Cash flows from operating activities during the six months ended December 31, 2004, were principally the result of the receipt of income tax refunds of payments made in prior periods, changes in working capital and the impact of certain non-cash and non-operating activities including depreciation and amortization of $2.9 million.

The underlying drivers of the changes in working capital during the first six months of fiscal 2005 were as follows:

  The increase in accounts receivable used operating cash of $3.6 million, before foreign currency translation adjustments of approximately $1.0 million, due to the increase in sales during the period.
  The increase in inventory used operating cash of $2.2 million, before foreign currency translation adjustments of approximately $1.5 million. Inventory levels increased due principally to inventory on hand for shipments scheduled early in the third quarter, as well as new designs that are scheduled to begin production.
  We received U.S. income tax refunds of $3.1 million during the period from the carryback of tax losses to prior tax years.
  Our total liabilities, excluding income taxes payable, decreased by $3.0 million during the period, before foreign currency translation adjustments of approximately $0.7 million, due principally to the growth in the business and the timing of payments, and we continue debt free as of December 31, 2004.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures necessary to support the growth of our business and to enhance the productivity of our operations. During the six months ended December 31, 2004, we used $1.4 million for the purchase of property and equipment.

Financing Activities

We received proceeds of $665,000 from the issuance of common stock associated with the exercise of employee stock options during the six months ended December 31, 2004.

Exchange Rates

Changes in foreign currency exchange rates impacted beginning cash balances during the six months ended December 31, 2004, by $943,000. Due to the Company's international operations, where transactions are recorded in functional currencies other than the U.S. dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

Cash Requirements

We believe that our internally generated cash flows will provide us with sufficient capital resources and liquidity to manage our operations, meet our contractual obligations, and fund capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible that SBS could require external financing in the future and that the financing may not be available on terms acceptable to SBS or at all.

Capital Resources

In July 2004, we entered into a lease agreement with a third party which requires the landlord to construct a new building. We currently anticipate moving our Albuquerque, New Mexico operations into the new facility in June 2005. In connection with the lease agreement, we received a tenant improvement allowance to be used to pay for certain tenant improvements related to the new facility. As of January 31, 2005, we anticipate that our tenant improvement expenditures will exceed our allowance, and the potential excess could range from $1 million to $2 million.

As of the date of this report, we do not have any material capital expenditure commitments. However, we estimate that we could incur obligations for potential excess tenant improvements during construction of our new facility through June 2005.

Contractual Obligations

SBS is committed under non-cancelable operating leases for buildings and equipment that expire at various dates through fiscal 2015. There was no material change in our contractual obligations during the six month period ended December 31, 2004.

Off-Balance Sheet Arrangements

As of December 31, 2004, we had no transactions that would be considered off-balance sheet arrangements in accordance with the definition under SEC rules.

Inflation

For the three and six month periods ended December 31, 2004 and 2003, we experienced no significant impact from inflation.

Business Outlook

We continue to be positive about our business prospects for this fiscal year and the rest of calendar 2005. We remain optimistic that business conditions will improve, but each of our markets may respond differently to economic and political conditions.

In late December, the U.S. Department of Defense released a series of program cuts totaling $30 billion and announced the schedule for the quadrennial defense review. We have reviewed the program cuts and planned timing of the defense review, and we do not anticipate a significant impact to our existing design wins and future opportunities. We continue to see demand for improved flight and mission computers, as well as new requirements for imaging and signal processing systems. The defense review scheduled for completion in late summer may create uncertainty resulting in delays, or even acceleration, of some customer orders. Despite these conditions, we believe the defense market remains strong for SBS.

Communications opportunities are still growing. We are receiving strong bookings from Ericsson for wireless applications, and as the year progresses, we should see more bookings from our design wins. We are following our Advanced Telecom Architecture (ATCA) strategy of focusing on the Advanced Mezzanine Cards (AMC) for I/O and processing. As ATCA gets accepted, we believe we will be well positioned with our AMC product line.

The commercial business is growing, primarily driven by sales to Applied Materials. We are continuing to develop new proposals in several segments of the commercial business. As factory automation recovers and large capital equipment needs increase, we believe we will be successful in obtaining more design wins.

Looking forward, based on our forecasts, current backlog, and timing of new orders, we expect sales for the third quarter ending March 31, 2005 to be between $39 million and $40 million, a 7% to 9% increase compared to the third quarter of fiscal 2004; however, actual results may vary. We continue to anticipate growth in sales throughout the remainder of fiscal year 2005, and as a result are increasing our sales projections for the total fiscal year 2005 from between $150 million and $160 million to between $155 million and $165 million, all from organic growth; however, actual results may vary.

The growth in sales we have experienced from Applied Materials and Ericsson for lower margin, production rate business, has lowered our overall company gross margin as a percentage of sales below the range of 46% to 50% stated in our financial model. We believe that the current sales mix will continue through the end of fiscal year 2005. As a result, we expect gross margins as a percentage of sales for the balance of this fiscal year to be between 44% and 47% and have revised our financial model. However, we anticipate that operating income for fiscal year 2005 will remain in the 7%-10% range, unchanged from our previous model. The updated model is posted on the Investor Relations section of our web site at www.sbs.com/ir.

The assumptions on which we've based our sales projections include the continued health of our end markets, the expectation of several government system design wins to start production, and sales to Applied Materials and Ericsson to remain strong for the remainder of fiscal year 2005. We are confident that our new product introductions, business development efforts, and continued focus on our customers will expand our opportunities in each of our markets.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling charges and wasted material (spoilage). SFAS 151 requires all such (abnormal) costs to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted for fiscal years beginning after the date SFAS 151 was issued. We do not believe the adoption of SFAS 151 will have a material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109- 1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1) and FASB Staff Position No. FAS 109- 2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-1 clarifies the guidance in SFAS No. 109, Accounting for Income Taxes (SFAS 109) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the Act). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act's one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act's one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS 109's exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. The adoption of FSP 109-1 and FSP 109-2 did not have any material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment: an amendment of SFAS 123 and SFAS 95 (SFAS 123R). SFAS 123R replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). We are required to adopt SFAS 123R during the first quarter of our fiscal year ending June 30, 2006, which ends September 30, 2005. While we continue to evaluate the impact of SFAS 123R on our financial statements, we believe that the adoption of Statement 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and net income per share, assuming we had applied the fair value recognition provisions of SFAS 123 using the Black-Scholes methodology, is presented in note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123R.

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

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as translation adjustments in other comprehensive income. Foreign currency exchange rate exposure is most significant with respect to the euro. For the six months ended December 31, 2004 compared with the same period of the prior fiscal year, net sales were positively impacted by the change in foreign currencies, primarily the euro, due to the weakening of the U.S. dollar, by approximately $2.0 million.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Compliance with Section 404 of Sarbanes-Oxley Act

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

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

Conclusions

Based on our controls evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote at the Annual Meeting of Shareholders held on November 18, 2004:

  To elect seven Directors;
  To ratify the appointment of KPMG LLP as our independent registered public accountants to audit the consolidated financial statements for the fiscal year ending June 30, 2005

 TABULATION OF VOTES

Item Voted	For	Against or Withheld	Absten-tions	Broker Non-Votes

The nominees for Directors were elected based upon the following votes:

 Christopher J. Amenson
Warren W. Andrews
Lawrence A. Bennigson
Peter D. Fenner
Clarence W. Peckham
Richard Szafranski
Alan F. White

	13,591,046 13,494,783 13,494,083 13,494,083 13,773,961 13,566,764 13,568,664	351,341 447,604 448,304 448,304 168,426 375,623 373,723
Ratification of KPMG LLP as our independent registered public accountants to audit the consolidated financial statements for the fiscal year ending June 30, 2005	12,212,120	1,728,032	2,235	--

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

10.1 (1) Addendum to Lease Agreement between Edwin Mair KG and SBS Technologies, GmbH & Co. KG (a wholly-owned subsidiary of SBS Technologies, Inc., German Holdings LLC, a wholly-owned subsidiary of SBS Technologies, Inc.) dated September 14, 2004.

10.cj (1) Form of Indemnification Agreement between SBS Technologies, Inc. and Directors and Executive Officers.

10.ck (1) Form of Option Agreement for option grants to executive officers of SBS Technologies, Inc. under the 1993 Director and Officer Stock Option Plan.

10.cm (1) Lease between SBS Technologies, Inc. and Brunacini Development Ltd. Co. dated
July 12, 2004.

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

SBS TECHNOLOGIES, INC.

(Registrant)

By: /s/ Clarence W. Peckham
Clarence W. Peckham
Chief Executive Officer

By: /s/ James E. Dixon Jr.
James E. Dixon Jr.
Executive Vice President and
Chief Financial Officer

Date: February 9, 2005

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2000
3.ii	Second Restated and Amended By-laws dated November 13, 2003	10-Q	001-10981	3.ii	12-31-2003
4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	3.i	9-30-2000
4.b	Articles I and II of the Second Restated and Amended By-laws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	12-31-2003
4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent.	10-K	001-10981	4.1	6-30-2002
10.1	Addendum to Lease Agreement between Edwin Mair KG and SBS Technologies, GmbH & Co. KG (a wholly-owned subsidiary of SBS Technologies, Inc., German Holdings LLC, a wholly-owned subsidiary of SBS Technologies, Inc.) dated September 14, 2004	8-K	001-10981	10.1	9-14-2004
10.cj	Form of Indemnification Agreement between SBS Technologies, Inc. and Directors and Executive Officers	8-K	001-10981	10.cj	12-28-2004
10.ck	Form of Option Agreement for option grants to executive officers of SBS Technologies, Inc. under the 1993 Director and Officer Stock Option Plan.	8-K	001-10981	10.ck	12-30-2004
10.cm	Lease between SBS Technologies, Inc. and Brunacini Development Ltd. Co. dated July 12, 2004					X
14	Code of Ethics.	8-K	001-10981	14	11-21-2003
31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X
31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X
32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X
32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X