Form 10-Q
period 2005-03-31
SBS TECHNOLOGIES INC
filed 2005-05-10
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]    NO [       ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 121(b)2 of the Securities Exchange Act of 1934). YES [ X ]     NO [       ]

The total number of shares outstanding of the registrant's Common Stock as of April 30, 2005 was 15,639,679.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2005

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

  statements about future events and our future financial performance, including delays in production from government programs as a result of the timing of follow-on orders;

  expected sales and gross margin, including the continuation of the business conditions we experienced in the third quarter;

  financing plans and expectations of internally-generated cash flows, including cash flows from employee stock option exercises;

  new product introductions, including increasing our intellectual property;

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

  general business and economic conditions affecting our customers and their end customers, may be less favorable than we expect, resulting in lower sales and earnings;

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

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
 (Unaudited)

                                                                       March 31,         June 30,
                                                                         2005             2004
                                                                     -------------    -------------
                           ASSETS
Current assets:
  Cash and cash equivalents....................................... $       55,014   $       47,943
  Receivables, net ...............................................         23,575           23,776
  Inventories.....................................................         26,930           26,249
  Income taxes receivable.........................................             --              983
  Deferred income taxes...........................................          1,346            1,351
  Prepaid expenses................................................          1,905            1,573
  Other current assets............................................          1,106              332
                                                                     -------------    -------------
    Total current assets..........................................        109,876          102,207

Property and equipment, net.......................................          7,795            7,979
Goodwill..........................................................         17,934           16,734
Intangible assets, net............................................          3,564            4,764
Deferred income taxes.............................................         13,430           13,173
Other assets......................................................            349              279
                                                                     -------------    -------------
    Total assets.................................................. $      152,948   $      145,136
                                                                     =============    =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................ $        3,559   $        6,854
  Accrued representative commissions..............................            662              889
  Income taxes payable............................................          2,065               --
  Accrued compensation............................................          5,313            4,893
  Accrued severance and consolidation costs.......................            541              870
  Other current liabilities ......................................          2,697            1,986
                                                                     -------------    -------------
    Total current liabilities.....................................         14,837           15,492
Other long-term liabilities.......................................             12               17
                                                                     -------------    -------------
    Total liabilities.............................................         14,849           15,509
                                                                     -------------    -------------
Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,642,929 issued and outstanding at March 31, 2005,
    15,496,949 issued and outstanding at June 30, 2004............         98,337           96,601
  Unearned compensation...........................................           (146)             (29)
  Accumulated other comprehensive income..........................          5,087            1,891
  Retained earnings...............................................         34,821           31,164
                                                                     -------------    -------------
    Total stockholders' equity....................................        138,099          129,627
                                                                     -------------    -------------
    Total liabilities and stockholders' equity.................... $      152,948   $      145,136
                                                                     =============    =============

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
 (Unaudited)

                                                               Three Months Ended         Nine Months Ended
                                                                   March 31,                 March 31,
                                                            -----------------------   -----------------------
                                                                2005         2004         2005         2004
                                                            ----------   ----------   ----------   ----------
Sales.................................................... $    37,334  $    36,592  $   114,464  $    95,672
Cost of sales............................................      21,465       18,888       63,544       49,001
                                                            ----------   ----------   ----------   ----------
     Gross profit........................................      15,869       17,704       50,920       46,671

Selling, general and administrative expense..............       8,900        8,307       26,044       23,924
Research and development expense.........................       6,556        5,471       18,163       15,029
Employee severance and consolidation costs...............          --          165           --        2,495
Amortization of intangible assets........................         439          538        1,407        1,638
                                                            ----------   ----------   ----------   ----------
     Operating income (loss).............................         (26)       3,223        5,306        3,585
                                                            ----------   ----------   ----------   ----------
Interest and other income, net...........................         265           95          610          541
Foreign exchange gains (losses)..........................         159          (38)        (285)        (320)
                                                            ----------   ----------   ----------   ----------
                                                                  424           57          325          221
                                                            ----------   ----------   ----------   ----------
Income before income taxes...............................         398        3,280        5,631        3,806
Income tax expense.......................................         142        1,148        1,974        1,332
                                                            ----------   ----------   ----------   ----------
Net income............................................... $       256  $     2,132  $     3,657  $     2,474
                                                            ==========   ==========   ==========   ==========

Earnings per share data:
 Net income per share.................................... $      0.02  $      0.14  $      0.24  $      0.16
                                                            ==========   ==========   ==========   ==========
 Net income per share - assuming dilution................ $      0.02  $      0.14  $      0.23  $      0.16
                                                            ==========   ==========   ==========   ==========

Weighted average shares outstanding used
  in net income per share computation....................      15,587       15,162       15,541       15,083
                                                            ==========   ==========   ==========   ==========
Weighted average shares outstanding used in net
  income per share - assuming dilution computation.......      15,763       15,581       15,732       15,369
                                                            ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For Nine Months Ended March 31, 2005
Thousands (except share amounts)
 (Unaudited)

                                                                                      Accumulated
                                                                                       other                   Total
                                                   Common Stock           Unearned     compre-                 stock-      Compre-
                                                -----------------------    compen-    hensive     Retained    holders'    hensive
                                                  Shares       Amount      sation      income     earnings     equity      income
                                                -----------   ---------   ---------   ---------   ---------   ---------   ---------

Balances at June 30, 2004...................... 15,496,949  $   96,601  $      (29) $    1,891  $   31,164  $  129,627
Exercise of stock options......................    139,730       1,345          --          --          --       1,345
Stock-based compensation.......................         --          --         131          --          --         131
Restricted stock awards issued to directors....      6,250         248        (248)         --          --          --
Income tax benefit from stock option exercises.         --         143          --          --          --         143
Net income.....................................         --          --          --          --       3,657       3,657  $    3,657
Other comprehensive income:
  Foreign currency translation adjustments.....         --          --          --       3,196          --       3,196       3,196
                                                                                                                          ---------
Comprehensive income...........................                                                                         $    6,853
                                                -----------   ---------   ---------   ---------   ---------   ---------   =========
Balances at March 31, 2005..................... 15,642,929  $   98,337  $     (146) $    5,087  $   34,821  $  138,099
                                                ===========   =========   =========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
 (Unaudited)

                                                                         Nine months ended
                                                                            March 31,
                                                                     -------------------------
                                                                         2005          2004
                                                                     -----------   -----------
Cash flows from operating activities:
  Net income...................................................... $      3,657  $      2,474
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization...............................        4,338         4,601
      Bad debt expense............................................           69            17
      Deferred income taxes.......................................         (122)          455
      Income tax benefit from stock option exercises..............          143           237
      (Gain) loss on disposition of assets........................           (7)            3
      Non-cash compensation.......................................           --            80
      Foreign exchange (gains) losses.............................          285           320
      Stock-based compensation....................................          131            95
      Changes in assets and liabilities:
        Receivables...............................................          655          (579)
        Inventories...............................................           71        (9,734)
        Income taxes..............................................        3,019         1,624
        Prepaid expenses and other................................       (1,160)         (304)
        Accounts payable..........................................       (3,720)        1,072
        Accrued representative commissions........................         (249)          328
        Accrued compensation......................................          322          (638)
        Accrued severance and consolidation costs.................         (329)          796
        Other liabilities.........................................          691          (815)
                                                                     -----------   -----------
        Net cash provided by operating activities.................        7,794            32

Cash flows from investing activities:
  Acquisition of property and equipment...........................       (2,596)       (2,373)
  Purchase of license agreement...................................          (27)           --
  Other...........................................................           --           104
                                                                     -----------   -----------
        Net cash used by investing activities.....................       (2,623)       (2,269)

Cash flows from financing activities:
  Proceeds from exercise of stock options.........................        1,345         2,330
                                                                     -----------   -----------
        Net cash provided by financing activities.................        1,345         2,330
Effect of exchange rate changes on cash...........................          555           268
                                                                     -----------   -----------
        Net change in cash and cash equivalents...................        7,071           361
Cash and cash equivalents at beginning of period..................       47,943        37,130
                                                                     -----------   -----------
Cash and cash equivalents at end of period........................ $     55,014  $     37,491
                                                                     ===========   ===========
Supplemental disclosure of cash flow information:
  Income taxes received, net...................................... $        113  $        118
                                                                     ===========   ===========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005
 (Unaudited)

1) Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.'s (SBS or the Company) Annual Report on Form 10-K for the year ended June 30, 2004 have been adhered to in preparing the accompanying interim condensed consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for the full fiscal year 2005 or any other future periods.

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

                                                                       Three Months Ended       Nine Months Ended
                                                                           March 31,               March 31,
                                                                     ---------------------   ---------------------
Thousands (except per share amounts)                                     2005        2004        2005        2004
                                                                     ---------   ---------   ---------   ---------
Net income, as reported........................................... $      256  $    2,132  $    3,657  $    2,474
Stock-based compensation, net of tax effects:
     Add: compensation included in reported net income............         38          21          80          58
     Deduct: compensation determined under fair value method......       (878)       (590)     (1,940)     (1,202)
                                                                     ---------   ---------   ---------   ---------
Pro forma net income (loss)....................................... $     (584) $    1,563  $    1,797  $    1,330
                                                                     =========   =========   =========   =========
Net income per common share - as reported......................... $     0.02  $     0.14  $     0.24  $     0.16
                                                                     =========   =========   =========   =========
Net income (loss) per common share - pro forma.................... $    (0.04) $     0.10  $     0.12  $     0.09
                                                                     =========   =========   =========   =========
Net income per common share assuming dilution - as reported....... $     0.02  $     0.14  $     0.23  $     0.16
                                                                     =========   =========   =========   =========
Net income (loss) per common share assuming dilution - pro forma.. $    (0.04) $     0.10  $     0.11  $     0.09
                                                                     =========   =========   =========   =========

On April 21, 2005, in response to SFAS No. 123 (Revised 2004), Share Based Payment, issued in December 2004, the Board of Directors of SBS approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $9.22 (the Acceleration). The Acceleration was effective on April 21, 2005, and resulted in the immediate vesting of 1,299,258 stock options. Under APB 25, the Acceleration will not result in recognition of stock-based compensation expense because the exercise price for all stock options subject to the Acceleration was in excess of the then current market price.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2005
 (Unaudited)

2) Receivables, net

Receivables, net consist of the following:

                                               March 31,      June 30,
Thousands                                        2005          2004
                                             -----------   -----------
Accounts receivable....................... $     23,918  $     24,335
Less allowance for doubtful accounts......         (343)         (559)
                                             -----------   -----------
                                           $     23,575  $     23,776
                                             ===========   ===========

3) Inventories

Inventories consist of the following:

                                               March 31,      June 30,
Thousands                                        2005          2004
                                             -----------   -----------
Raw materials............................. $     12,870  $     11,444
Work in process...........................        3,672         6,596
Finished goods............................       10,388         8,209
                                             -----------   -----------
                                           $     26,930  $     26,249
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

Changes in the carrying amount of goodwill for the nine months ended March 31, 2005 are as follows:

                              Total Goodwill by Operating Segment
Thousands                                     Americas       Europe         Total
                                             -----------   -----------   -----------
Balance at June 30, 2004.................. $      3,416  $     13,318  $     16,734
Foreign currency translation adjustments .          312           888         1,200
                                             -----------   -----------   -----------
Balance at March 31, 2005................. $      3,728  $     14,206  $     17,934
                                             ===========   ===========   ===========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2005
 (Unaudited)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

    Amortized Intangible Assets
------------------------------------------------------------------------------------
                                    Estimated      Gross                      Net
                                      useful     carrying    Accumulated   carrying
 Thousands                             life       amount     amortization   amount
                                    ----------   ---------   -----------   ---------
As of March 31, 2005
  Core developed technology........ 2 - 7 yrs  $    9,826  $      7,525  $    2,301
  License agreements............... 2 - 5 yrs       2,452         2,226         226
  Covenant not to compete.......... 3 - 5 yrs       2,988         2,125         863
  Other intangibles................ 8 - 17 yrs        377           203         174
                                                 ---------   -----------   ---------
        Total                                  $   15,643  $     12,079  $    3,564
                                                 =========   ===========   =========
As of June 30, 2004
  Core developed technology........ 2 - 7 yrs  $    9,724  $      6,767  $    2,957
  License agreements............... 2 - 5 yrs       2,425         1,781         644
  Covenant not to compete.......... 3 - 5 yrs       2,852         1,890         962
  Other intangibles................ 8 - 17 yrs        368           167         201
                                                 ---------   -----------   ---------
        Total......................            $   15,369  $     10,605  $    4,764
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

Estimated amortization expense:                      Thousands
  Remainder of fiscal year ending June 30, 2005... $      440
  For the fiscal years ending:
      June 30, 2006...............................      1,352
      June 30, 2007...............................      1,218
      June 30, 2008...............................        508
      June 30, 2009 and thereafter................         46
                                                     ---------
                                                   $    3,564
                                                     =========

5) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based on prior warranty costs for substantially similar products. The following table presents the activity in the Company's product warranty liability for the nine months ended March 31:

                                                      2005        2004
Thousands                                            ---------   ---------
Balance at beginning of period.................... $      599  $      548
  Estimated warranty costs for product sales......        648         704
  Adjustments to settle warranty activity.........       (543)       (649)
                                                     ---------   ---------
Balance at end of period.......................... $      704  $      603
                                                     =========   =========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2005
 (Unaudited)

6) Revolving Line of Credit

On March 30, 2005, SBS entered into a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The Credit Agreement provides for borrowings for working capital and general corporate purposes of up to $20 million and any outstanding borrowings are due and payable in full on March 28, 2006. As of March 31, 2005, there were no borrowings outstanding under the terms of the credit agreement.

7) Earnings Per Share

Net income per share is based on weighted average shares outstanding. Net income per share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

                                                       Three Months Ended        Nine Months Ended
                                                           March 31,                March 31,
                                                     ---------------------   ---------------------
Thousands (except per share amounts)                     2005        2004        2005        2004
                                                     ---------   ---------   ---------   ---------
Net income........................................ $      256  $    2,132  $    3,657  $    2,474
                                                     =========   =========   =========   =========
Net income per share:
  Weighted-average common shares outstanding
    used in earnings per share computations.......     15,587      15,162      15,541      15,083
                                                     =========   =========   =========   =========
  Net income per share............................ $     0.02  $     0.14  $     0.24  $     0.16
                                                     =========   =========   =========   =========
Net income per share - assuming dilution:
  Weighted-average common shares outstanding
    used in earnings per share computations.......     15,763      15,581      15,732      15,369
                                                     =========   =========   =========   =========
  Net income per share - assuming dilution........ $     0.02  $     0.14  $     0.23  $     0.16
                                                     =========   =========   =========   =========
Shares Used in Per Share Computations:
  Weighted average common shares outstanding......     15,587      15,162      15,541      15,083
  Incremental shares from assumed conversions -
    potential common shares ......................        176         419         191         286
                                                     ---------   ---------   ---------   ---------
  Shares used in computations - assuming dilution.     15,763      15,581      15,732      15,369
                                                     =========   =========   =========   =========

For the three and nine month periods ended March 31, 2005, options to purchase 1,815,393 and 1,637,212 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares. For the three and nine month periods ended March 31, 2004, options to purchase 998,591 and 1,650,682 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2005
 (Unaudited)

8) Comprehensive Income

Comprehensive income (loss) for the three and nine month periods ended March 31, 2005 was ($2.3) million and
$6.9 million, respectively. Comprehensive income for the three and nine month periods ended March 31, 2004 was $1.0 million and $4.5 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

9) Segment Financial Data

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

                                             Americas     Europe      Corporate &
Thousands                                      Group       Group     Unallocated (1)    Total
                                             ---------   ---------   --------------   ---------
Three month periods ended March 31
  Gross sales......................  2005  $   24,759  $   17,258  $            --  $   42,017
  Inter-segment sales..............            (1,889)     (2,794)              --      (4,683)
                                             ---------   ---------   --------------   ---------
  Sales to external customers......        $   22,870  $   14,464  $            --  $   37,334

  Gross sales......................  2004  $   27,835  $   11,903  $            --  $   39,738
  Inter-segment sales..............            (1,585)     (1,561)              --      (3,146)
                                             ---------   ---------   --------------   ---------
  Sales to external customers......        $   26,250  $   10,342  $            --  $   36,592

  Segment profit (loss)............. 2005  $      183  $    3,043  $        (2,828) $      398
                                     2004  $    4,578  $    2,105  $        (3,403) $    3,280

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2005
 (Unaudited)

                                             Americas     Europe      Corporate &
Thousands                                      Group       Group     Unallocated (1)    Total
                                             ---------   ---------   --------------   ---------
Nine month periods ended March 31
Gross sales........................  2005  $   78,574  $   49,479  $            --  $  128,053
Inter-segment sales................            (5,231)     (8,358)              --     (13,589)
                                             ---------   ---------   --------------   ---------
Sales to external customers........        $   73,343  $   41,121  $            --  $  114,464

Gross sales........................  2004  $   74,102  $   30,454  $            --  $  104,556
Inter-segment sales................            (4,135)     (4,749)              --      (8,884)
                                             ---------   ---------   --------------   ---------
Sales to external customers........        $   69,967  $   25,705  $            --  $   95,672

Segment profit (loss)                2005  $    5,613  $    9,309  $        (9,291) $    5,631
                                     2004  $    8,058  $    5,481  $        (9,733) $    3,806

Total Assets
               As of March 31, 2005        $   34,115  $   37,215  $        81,618  $  152,948
                As of June 30, 2004        $   39,640  $   26,531  $        78,965  $  145,136

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

10) Employee Severance and Consolidation Costs

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
March 31, 2005
 (Unaudited)

The following table summarizes the accounting for the consolidation and closure of the Company's Carlsbad, California facility:

Thousands
                                                    Employee       Lease
Activity during the nine months ended              severance and termination    Other
  March 31, 2004:                                  related costs   charge       costs      Total
------------------------------------------------   -----------   ----------   ---------  ---------
Balance at June 30, 2003........................ $        224  $        --  $       --  $     224

Nine months ended March 31, 2004
  Employee severance and consolidation costs.... $        470  $     1,495  $      530  $   2,495
  Cash payments.................................         (694)        (474)       (530)    (1,698)
                                                   -----------   ----------   ---------  ---------
Balance accrued at March 31, 2004............... $         --  $     1,021  $       --  $   1,021
                                                   ===========   ==========   =========  =========

Activity during the nine months ended
  March 31, 2005:
------------------------------------------------
Balance at June 30, 2004........................ $         --  $       870  $       --  $     870

Nine months ended March 31, 2005
  Cash payments.................................           --         (329)         --       (329)
                                                   -----------   ----------   ---------  ---------
Balance accrued at March 31, 2005............... $         --  $       541  $       --  $     541
                                                   ===========   ==========   =========  =========

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

For a description of SBS' critical accounting policies and an understanding of the significant factors that influenced SBS' performance during the three and nine months ended March 31, 2005 and 2004, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2004.

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

We have grown organically and through strategic acquisitions, acquiring companies that supplement our core competencies - a pattern we expect to continue. Our organic growth is driven by adding new products, improving existing products through our research and development program, and attracting new customers with our products and service. We also completed eleven acquisitions between 1992 and March 2005 that broadened our product offerings and our customer base.

Executive Summary

Although our financial results for the past quarter were below our original expectations, our nine months sales are up 20% over the first nine months of last fiscal year and our nine month book-to-bill ratio is 1.02 to 1. Sales for the quarter were below our original expectations due to a decrease in sales to key customers in the semiconductor manufacturing equipment industry, and softness in the Company's quick-turn, short lead time business. Also, several government programs that we anticipated to start production in this fiscal year continue to be delayed. Additionally, continued sales of lower margin, production business, competitive pricing primarily driven by commercial and communications customers, and the softness in our higher margin, quick-turn business lowered gross margin as a percentage of sales.

During the quarter and nine months ended March 31, 2005:

  Sales for the quarter were $37.3 million and sales for the nine months were $114.5 million;

On a sequential basis, total sales decreased 12%, compared to $42.2 million in sales for the quarter ended December 31, 2004. Sales for the nine months ended March 31, 2005 increased 20% from the $95.7 million in sales for the same period of the prior fiscal year.
  Net income for the quarter was $256,000 and net income for the nine months was $3.7 million. Net income per share - assuming dilution for the quarter was $0.02, compared to $0.14 for the comparable period of the prior year. Net income per share - assuming dilution for the nine months was $0.23, compared to $0.16 for the comparable period of the prior year.

Included in the results for the quarter and nine months ended March 31, 2004 were employee severance and consolidation costs associated with the closure of the Carlsbad, California facility of approximately $0.2 million and

$2.5 million, respectively, which negatively impacted net income per common share - assuming dilution by ($0.01) and ($0.11) on an after tax basis.

  Customer orders received and booked during the quarter and nine months were $36.8 million and $116.3 million, respectively. This resulted in a book-to-bill ratio of .99 to 1 for the quarter and a nine-month book-to-bill ratio of 1.02 to 1.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales.

  Order backlog was $45.1 million as of March 31, 2005, compared to $44.4 million as of March 31, 2004 and $45.9 million for the preceding quarter ended December 31, 2004;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.

  We achieved five design wins during the quarter and a total of 21 design wins for the first three quarters of this fiscal year.

Our business development efforts in all markets continue to show an increase in opportunities, but these opportunities are taking longer than expected to turn into design wins and then into production.

Each reported design win represents an initial purchase order of a minimum of $100,000 and is forecasted to produce a minimum of $500,000 in sales annually when in production.

By end market, the design wins included three in the government market, one in the commercial market and one in the communications market.
  For the quarter ended March 31, 2005, as a percentage of total sales, sales to one communications customer, Ericsson, represented 17%; and sales to one commercial customer, Applied Materials, represented 8%. No other customer represented more than 5% of sales.

Financial Highlights

Selected financial highlights during the three and nine month periods ended March 31, 2005 compared to the three and nine month periods ended March 31, 2004 and the quarter ended December 31, 2004 follows:

                                        Three Months Ended                     Nine Months Ended
                          ----------------------------------------------   ---------------------------
                                 March 31,                                        March 31,
Thousands (except         -------------------    %      Dec. 31,    %      -------------------    %
  per share amounts)          2005       2004 change      2004   change        2005       2004 change
                          --------   -------- -------   -------- -------   --------   -------- -------
Sales.................. $  37,334  $  36,592     2.0% $  42,246   -11.6% $ 114,464  $  95,672    19.6%
                          ========   ========           ========           ========   ========

Net income............. $     256  $   2,132   -88.0% $   2,156   -88.1% $   3,657  $   2,474    47.8%
                          ========   ========           ========           ========   ========

Net income per share
  - assuming dilution.. $    0.02  $    0.14          $    0.14          $    0.23  $    0.16
                          ========   ========           ========           ========   ========

See detailed analysis of the financial results below.

Results of Operations

(references to fiscal 2005 and fiscal 2004 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                               Three Months Ended         Nine Months Ended
                                                                   March 31,                 March 31,
                                                            -----------------------   -----------------------
                                                                2005         2004         2005         2004
                                                            ----------   ----------   ----------   ----------
Sales....................................................       100.0%      100.0%      100.0%      100.0%
Cost of sales............................................        57.5%       51.6%       55.5%       51.2%
                                                            ----------   ----------   ----------   ----------
     Gross profit........................................        42.5%       48.4%       44.5%       48.8%

Selling, general and administrative expense..............        23.8%       22.7%       22.8%       25.0%
Research and development expense.........................        17.6%       15.0%       15.9%       15.7%
Employee severance and consolidation costs...............          -- %        0.5%         -- %        2.6%
Amortization of intangible assets........................         1.2%        1.4%        1.2%        1.8%
                                                            ----------   ----------   ----------   ----------
     Operating income (loss).............................        (0.1)%        8.8%        4.6%        3.7%
                                                            ----------   ----------   ----------   ----------
Interest and other income, net...........................         0.7%        0.3%        0.5%        0.6%
Foreign exchange gains (losses)..........................         0.5%       (0.1)%       (0.2)%       (0.3)%
                                                            ----------   ----------   ----------   ----------
                                                                  1.2%        0.2%        0.3%        0.3%
                                                            ----------   ----------   ----------   ----------
Income before income taxes...............................         1.1%        9.0%        4.9%        4.0%
Income tax expense.......................................         0.4%        3.2%        1.7%        1.4%
                                                            ----------   ----------   ----------   ----------
Net income...............................................         0.7%        5.8%        3.2%        2.6%
                                                            ==========   ==========   ==========   ==========

Three and Nine Month Periods Ended March 31, 2005 compared to the Three and Nine Month Periods Ended March 31, 2004

Sales

Our total sales during the three and nine month periods ended March 31, 2005 compared to the three and nine month periods ended March 31, 2004 and the quarter ended December 31, 2004 follows:

                                        Three Months Ended                     Nine Months Ended
                          ----------------------------------------------   ---------------------------
                                 March 31,                                        March 31,
                          -------------------    %      Dec. 31,    %      -------------------    %
Thousands                     2005       2004 change      2004   change        2005       2004 change
                          --------   -------- -------   -------- -------   --------   -------- -------
Sales.................. $  37,334  $  36,592     2.0% $  42,246   -11.6% $ 114,464  $  95,672    19.6%
                          ========   ========           ========           ========   ========

For the quarter ended March 31, 2005, sales increased when compared to the same period of the prior fiscal year as a result of increased sales of lower margin, production rate business to Ericsson, and approximately $734,000 resulting from the impact of a weakening U.S. dollar on the translation of our Europe Group financial statements. These increases were offset by a decrease in sales to key customers in the semiconductor manufacturing equipment industry, and softness in the Company's quick-turn, short lead time business. On a sequential basis, sales decreased $4.9 million compared to sales for the preceding quarter ended December 31, 2004 for the same reasons.

For the nine months ended March 31, 2005, sales increased $18.8 million as a result of increased sales of lower margin, production rate business to Applied Materials and Ericsson compared to prior year levels of approximately $14 million. The increase in sales for the nine months also includes approximately $2.7 million resulting from the impact of a weakening U.S.

dollar on the translation of our Europe Group financial statements.

Sales by end market for the three and nine month periods ended March 31, 2005 compare to the three and nine month periods ended March 31, 2004 and the prior fiscal quarter ended December 31, 2004 as indicated below:

                                              SALES BY END MARKET
                                             (dollars in thousands)

                             Mar. 31,   % of     Mar. 31,   % of     Dec. 31,   % of
                               2005     total      2004     total      2004     total
                             --------- -------   --------- -------   --------- -------
Three months ended:
  Government.............. $   17,400      47% $   17,806      49% $   18,805      45%
  Commercial..............      9,052      24%     11,676      32%     12,000      28%
  Communications..........     10,882      29%      7,110      19%     11,441      27%
                             --------- -------   --------- -------   --------- -------
Total..................... $   37,334     100% $   36,592     100% $   42,246     100%
                             ========= =======   ========= =======   ========= =======

                             Mar. 31,   % of     Mar. 31,   % of
                               2005     total      2004     total
                             --------- -------   --------- -------
Nine months ended:
  Government.............. $   51,504      45% $   48,864      51%
  Commercial..............     31,291      27%     29,203      31%
  Communications..........     31,669      28%     17,605      18%
                             --------- -------   --------- -------
Total..................... $  114,464     100% $   95,672     100%
                             ========= =======   ========= =======

For the three months ended March 31, 2005, sales to government customers decreased 2.3%, sales to commercial customers decreased 22.5% and sales to communications customers increased 53.0%, all compared to the comparable period of the prior fiscal year. On a sequential basis, sales to government customers decreased 7.5%, sales to commercial customers decreased 24.6% and sales to communications customers decreased 4.9%, all compared to the preceding quarter ended December 31, 2004. For the nine months ended March 31, 2005, sales to government customers increased 5.4%, sales to commercial customers increased 7.2%, and sales to communications customers increased 79.9%, all compared to the comparable period of the prior fiscal year.

Looking forward, we believe the business conditions we experienced in the third quarter will continue through the balance of our fiscal year. Based on our forecasts, current backlog, and timing of new orders, we expect sales for the fourth quarter ending June 30, 2005 to be between $35 million and $37 million; however, actual results may vary. For the fiscal year ending June 30, 2005, we expect our sales will be approximately $150 million; however, actual results may vary.

Gross Profit

Gross profit during the three and nine month periods ended March 31, 2005 compared to the three and nine month periods ended March 31, 2004 and the quarter ended December 31, 2004 follows:

                                               Three months ended                        Nine Months Ended
                             -----------------------------------------------------   -------------------------------
                                    March 31,                                               March 31,
                             ---------------------    Incr/    Dec. 31,     Incr/    ---------------------    Incr/
Thousands                        2005        2004    (decr)      2004      (decr)        2005        2004    (decr)
                             ---------   ---------   -------   ---------   -------   ---------   ---------   -------
Gross profit.............. $   15,869  $   17,704  $ (1,835) $   19,207  $ (3,338) $   50,920  $   46,671  $  4,249
                             =========   =========   =======   =========   =======   =========   =========   =======
Gross profit as a percent
  of sales................       42.5%       48.4%                 45.5%                 44.5%       48.8%
                             =========   =========             =========             =========   =========

Gross profit as a percent of sales for the quarter ended March 31, 2005 was 42.5%, compared to 48.4% for the third quarter of the prior fiscal year, and 45.5% for the preceding quarter. Further, gross profit as a percent of sales for the nine months ended March 31, 2005 was 44.5%, compared to 48.8% for the same period of the prior fiscal year. The continued growth in sales of lower margin, production rate business, primarily driven by communications and commercial customers, competitive pricing primarily from commercial and communications customers, and the softness in our higher margin, quick-turn business has lowered our overall gross margin as a percentage of sales. We believe the business conditions we experienced in the third quarter will continue through the balance of our fiscal year; however, actual results may vary.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the three and nine month periods ended March 31, 2005 compared to the three and nine month periods ended March 31, 2004 and the preceding quarter follows:

                                               Three months ended                        Nine Months Ended
                             -----------------------------------------------------   -------------------------------
                                    March 31,                                               March 31,
                             ---------------------    Incr/    Dec. 31,     Incr/    ---------------------    Incr/
Thousands                        2005        2004    (decr)      2004      (decr)        2005        2004    (decr)
                             ---------   ---------   -------   ---------   -------   ---------   ---------   -------
SG&A expense.............. $    8,900  $    8,307  $    593  $    9,121  $   (221) $   26,044  $   23,924  $  2,120
                             =========   =========   =======   =========   =======   =========   =========   =======

As a percent of sales.....       23.8%       22.7%                 21.6%                 22.8%       25.0%
                             =========   =========             =========             =========   =========

The increase in SG&A expense for the three and nine months of fiscal 2005 compared to the same periods of the prior fiscal year is primarily the result of general wage increases effective October 1, 2004, selective staff increases to support growth, and the timing of certain discretionary expenses. For these reasons, SG&A expense for the three months ended March 31, 2005 increased to 23.8% compared to 22.7% for the same period of the prior fiscal year. In addition, SG&A expense as a percent of sales for the nine months of fiscal 2005 was 22.8%, compared to 25.0% in the prior fiscal year, as the increase in sales more than offset the increase in SG&A expense.

Research and Development Expense

Research and development (R&D) expense during the three and nine month periods ended March 31, 2005 compared to the three and nine month periods ended March 31, 2004 and the preceding quarter follows:

                                               Three months ended                        Nine Months Ended
                             -----------------------------------------------------   -------------------------------
                                    March 31,                                               March 31,
                             ---------------------    Incr/    Dec. 31,     Incr/    ---------------------    Incr/
Thousands                        2005        2004    (decr)      2004      (decr)        2005        2004    (decr)
                             ---------   ---------   -------   ---------   -------   ---------   ---------   -------
R&D expense............... $    6,556  $    5,471  $  1,085  $    6,102  $    454  $   18,163  $   15,029  $  3,134
                             =========   =========   =======   =========   =======   =========   =========   =======

As a percent of sales.....       17.6%       15.0%                 14.4%                 15.9%       15.7%
                             =========   =========             =========             =========   =========

Increasing our intellectual property is a key element of our growth strategy. During the quarter ended March 31, 2005, we introduced 12 new products as we continue to implement this segment of our strategy. Consistent with SG&A, the increase in R&D expense for the three and nine month periods of fiscal 2005 compared to the same periods of the prior fiscal year and the preceding quarter is primarily the result of general wage increases effective October 1, 2004, our recent investment in additional engineering resources to serve the government and international markets, and the timing of outside development costs associated with our product development efforts. For these reasons, R&D expense for the three months ended March 31, 2005 increased to 17.6% compared to 15.0% for the same period of the prior fiscal year. R&D expense as a percent of sales for the nine months of fiscal 2005 was consistent with the same period of the prior fiscal year as the increase in sales offset the increase in R&D expense.

Employee Severance and Consolidation Costs

We recorded no employee severance and consolidation costs during the three and nine month periods ended March 31, 2005.

On June 12, 2003, we announced that we would be closing our Carlsbad, California facility and consolidating its manufacturing operations into our St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. This consolidation was completed in August, 2003. As a result of these actions, we recorded employee severance and consolidation costs totaling $165,000 and $2.5 million during the three and nine month periods ended March 31, 2004. The following table summarizes the accounting for the consolidation and closure of the Company's Carlsbad, California facility:

Thousands
                                                    Employee       Lease
Activity during the nine months ended              severance and termination    Other
  March 31, 2004:                                  related costs   charge       costs      Total
------------------------------------------------   -----------   ----------   ---------  ---------
Balance at June 30, 2003........................ $        224  $        --  $       --  $     224

Nine months ended March 31, 2004
  Employee severance and consolidation costs.... $        470  $     1,495  $      530  $   2,495
  Cash payments.................................         (694)        (474)       (530)    (1,698)
                                                   -----------   ----------   ---------  ---------
Balance accrued at March 31, 2004............... $         --  $     1,021  $       --  $   1,021
                                                   ===========   ==========   =========  =========

Activity during the nine months ended
  March 31, 2005:
------------------------------------------------
Balance at June 30, 2004........................ $         --  $       870  $       --  $     870

Nine months ended March 31, 2005
  Cash payments.................................           --         (329)         --       (329)
                                                   -----------   ----------   ---------  ---------
Balance accrued at March 31, 2005............... $         --  $       541  $       --  $     541
                                                   ===========   ==========   =========  =========

Amortization of Intangible Assets

For the three and nine months ended March 31, 2005, amortization of intangible assets was $439,000 and $1.4 million, respectively, compared to $538,000 and $1.6 million for the comparable periods of fiscal 2004. Amortization expense for the nine months ended March 31, 2005 includes a charge of approximately $85,000 recorded in connection with the write-down of the remaining unamortized balance of a prepaid license agreement for products that SBS determined, during the second quarter, would no longer be marketed. Total amortization expense decreased in fiscal 2005 from fiscal 2004 levels primarily as a result of the completion of the amortization of certain purchased identifiable intangible assets recorded in connection with an asset acquisition in March 2002.

Interest and Other Income, Net

Net interest and other income of $265,000 and $610,000 for the three and nine months ended March 31, 2005 represented an increase from fiscal 2004 levels, excluding interest income in connection with income tax refunds of payments made in prior periods of approximately $250,000 received in September 2003, due primarily to increased cash balances.

Foreign Exchange Gains (Losses)

Foreign exchange gains (losses) in fiscal 2005, which represent primarily realized and unrealized losses on transactions denominated in non-functional currencies, decreased from fiscal 2004 levels primarily as a result of changes in the Euro to U.S. dollar exchange rates during the period.

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

Our estimated annual effective tax rate for fiscal 2005 does not include any impact of the recently enacted Americans Jobs Creation Act of 2004 (the Act), which was signed into law by the U.S. President in October 2004. We continue to evaluate the impact of several provisions of the Act on our annual worldwide effective tax rate.

In assessing the realizability of our deferred tax assets, management considers projected future sources of taxable income together with tax planning strategies. A valuation allowance has been established that applies to certain U.S. State operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at March 31, 2005.

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

Earnings Per Share

For the three and nine months ended March 31, 2005 (fiscal 2005), net income per common share and net income per common share - assuming dilution were $0.02 and $0.23, respectively. This compares to net income per common share and net income per common share - assuming dilution of $0.14 and $0.16 for the comparable periods of fiscal 2004 ended March 31, 2004. Fiscal 2004 results include employee severance and consolidation costs of approximately $165,000 and $2.5 million, respectively, which negatively impacted earnings per common share - assuming dilution by approximately $(0.01) and $(0.11) on an after tax basis.

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

Americas Group

                                                     Three Months Ended                   Nine Months Ended
                                  -------------------------------------------------   -----------------------------
                                         March 31,                                           March 31,
                                  ---------------------    %      Dec. 31,     %      ---------------------    %
Thousands                             2005        2004  change      2004    change        2005        2004  change
                                  ---------   --------- -------   --------- -------   ---------   --------- -------
Sales to External Customers.... $   22,870  $   26,250   -12.9% $   27,052   -15.5% $   73,343  $   69,967     4.8%
                                  =========   =========           =========           =========   =========

Segment Profit................. $      183  $    4,578   -96.0% $    2,935   -93.8% $    5,613  $    8,058   -30.3%
                                  =========   =========           =========           =========   =========

Note - Segment profit for the three and nine months ended March 31, 2004 includes approximately $0.2 million and $2.5 million, respectively, of employee severance and consolidation costs as a result of the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003.

Sales to External Customers. For the three months ended March 31, 2005, sales to external customers decreased approximately $3.4 million compared to the comparable period of the prior fiscal year. Sales were negatively impacted by a decrease in sales to key customers in the semiconductor manufacturing equipment industry, and softness in quick-turn, short lead time business. On a sequential basis, sales to external customers also decreased approximately 15.5% compared to the prior quarter for the same reasons. For the nine months ended March 31, 2005, sales to external customers increased approximately $3.4 million compared to the comparable period of the prior fiscal year as a result of growth in sales for lower margin, production rate business, primarily to the Group's commercial customers.

Segment Profit. For the three months ended March 31, 2005, segment profit was negatively impacted primarily by a reduction in gross margin as a percent of sales, from approximately 48% in the prior fiscal year to approximately 41% in fiscal 2005, as well as increased R&D expenses. The decrease in gross margin was primarily the result of an increased proportion of sales from lower margin, production rate business, competitive pricing primarily from commercial and communications customers, and softness in the Group's higher margin, quick-turn business during the quarter. R&D costs increased as a result of our recent investment in additional engineering resources to serve the government market and the timing of outside development costs associated with our product development efforts. For the nine months ended March 31, 2005, the Group's segment profit was negatively impacted primarily by reduced gross profits together with increased SG&A and R&D expenses. The decrease in gross margin as a percent of sales, from approximately 47% in the prior fiscal year to approximately 43% in fiscal 2005, was primarily the result of higher mix of sales from lower margin, production rate business and the other factors discussed previously. SG&A expenses increased due to staff increases to support growth, and the timing of certain discretionary expenses while R&D expenses increased as a result of the factors discussed previously. In the comparable periods of the prior fiscal year, employee severance and consolidation costs recorded from the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003 of approximately $0.2 million and $2.5 million, respectively, negatively impacted segment profit. For these reasons, segment profit as a percentage of sales to external customers was 0.8% and 7.7% for the three and nine month periods ended March 31, 2005, respectively, compared to 17.4% and 11.5%, respectively, for the same periods of fiscal 2004.

Europe Group

                                                     Three Months Ended                   Nine Months Ended
                                  -------------------------------------------------   -----------------------------
                                         March 31,                                           March 31,
                                  ---------------------    %      Dec. 31,     %      ---------------------    %
Thousands                             2005        2004  change      2004    change        2005        2004  change
                                  ---------   --------- -------   --------- -------   ---------   --------- -------
Sales to External Customers.... $   14,464  $   10,342    39.9% $   15,194    -4.8% $   41,121  $   25,705    60.0%
                                  =========   =========           =========           =========   =========

Segment Profit................. $    3,043  $    2,105    44.6% $    3,877   -21.5% $    9,309  $    5,481    69.8%
                                  =========   =========           =========           =========   =========

Sales to External Customers. For the three and nine months ended March 31, 2005, sales to external customers increased
$4.1 million and $15.4 million, respectively, compared to the comparable periods of the prior fiscal year, of which $734,000 and $2.7 million, respectively, resulted from changes in currency exchange rates used to translate the Group's financial statements to U.S. dollars. During the three and nine months ended March 31, 2005, sales to one communications customer, Ericsson, represented $6.5 million and $17.4 million, respectively, compared to $2.8 million and $6.2 million, respectively, in the same periods of the prior fiscal year ended March 31, 2004. On a sequential basis, sales to external customers decreased slightly compared with the prior quarter.

Segment Profit. For the three and nine month periods ended March 31, 2005, segment profit increased $938,000 and
$3.8 million, respectively, compared to the comparable periods of the prior fiscal year, due primarily to the increase in sales, offset by reduced gross profit as a result of a higher mix of lower margin production orders and an increase in SG&A and R&D expenses commensurate with the growth in the business. For these reasons, segment profit as a percentage of sales was 21.0% and 22.6% for the three and nine month periods of fiscal 2005, respectively, compared to 20.4% and 21.3% for the same periods of fiscal 2004.

Liquidity, Capital Resources and Financial Condition

Our objective is to maintain adequate financial resources and liquidity to finance our operations. We use a combination of proceeds from the sale or issuance of equity securities and internally generated funds to finance our working capital requirements, capital expenditures, and operations.

Our cash balance of $55.0 million at March 31, 2005 represents an increase of $7.1 million during the nine months ended March 31, 2005. Net cash flows from operating activities and proceeds from the exercise of employee stock options were the principal sources of funding, and cash was used for a mix of activities including working capital needs and capital expenditures. We anticipate that this trend will continue during the remainder of the fiscal year ending June 30, 2005; however, future cash inflows from employee stock option exercises are generally dependent upon the amount of excess, if any, between the current market price of our common stock and the price the employee must pay to exercise the option and are therefore difficult to predict with certainty.

Cash Flows

Changes to our cash balance during the nine months ended March 31, 2005, and 2004 follows:

Comparison of Condensed
Consolidated Statements of Cash Flows

                                                 Nine Months Ended
                                                      March 31,
                                               ---------------------
                                                 2005        2004
                                               ---------   ---------
Cash Flow Provided by (Used in)                       Thousands
   Operating activities.....................  $   7,794   $      32
   Investing activities.....................     (2,623)     (2,269)
   Financing activities.....................      1,345       2,330
   Net effect on cash from:
      Exchange rate changes.................        555         268
                                               =========   =========

Operating Activities

Cash flows from operating activities during the nine months ended March 31, 2005, were principally the result of net income, changes in working capital and the impact of certain non-cash and non-operating activities including depreciation and amortization of $4.3 million.

The underlying drivers of the changes in working capital during the first nine months of fiscal 2005 were as follows:

  The decrease in accounts receivable provided operating cash of $655,000, before foreign currency translation adjustments of approximately $523,000, due to cash collections during the period.
  The increase in prepaid and other expenses used cash from operations of $1.2 million, due primarily to the timing of payments for our annual insurance renewals and other costs.
  U.S. income tax refunds of approximately $3.1 million were received from the carryback of tax losses to prior tax years.

  The decrease in total liabilities, excluding income taxes payable, used cash from operations of $3.3 million, before foreign currency translation adjustments of $0.6 million, due principally to the timing of payments.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures necessary to support the growth of our business and to enhance the productivity of our operations. During the nine months ended March 31, 2005, we used $2.6 million for the purchase of property and equipment.

Financing Activities

We received proceeds of $1.3 million from the issuance of common stock associated with the exercise of employee stock options during the nine months ended March 31, 2005.

Exchange Rates

Changes in foreign currency exchange rates during the nine months ended March 31, 2005 impacted our cash balances by $555,000. Due to our international operations, where transactions are recorded in functional currencies other than the U.S. dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

Cash Requirements

On March 30, 2005, SBS Technologies, Inc. entered into a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The credit agreement provides for borrowings for working capital and general corporate purposes of up to $20 million and any outstanding borrowings are due and payable in full on March 28, 2006.

Effective on May 9, 2005, the Credit Agreement was amended (First Amendment to Credit Agreement) to modify the minimum tangible net worth requirement defined in Section 4.9(a) of the agreement to exclude the impact of foreign currency translation adjustments from the minimum required balance.

The terms of the Credit Agreement, as amended, require SBS to comply with certain financial and other covenants, including but not limited to:

  an Adjusted Tangible Net Worth balance of not less than $109,129,000, plus 50% of quarterly net income beginning with the quarter ended March 31, 2005, excluding any loss quarters, plus all proceeds from equity offerings;

(Adjusted Tangible Net Worth defined as total stockholders' equity minus the aggregate of any intangible assets; any treasury stock; any receivables from stockholders', employees and/or affiliates; and foreign currency translation adjustments)
  a Leverage Ratio of not greater than 0.50 to 1;

(Leverage Ratio defined as total liabilities divided by Tangible Net Worth. Tangible Net Worth defined as total stockholders' equity minus the aggregate of any intangible assets; any treasury stock; and any receivables from stockholders', employees and/or affiliates)
  a Quick Ratio of not less than 1.75 to 1;

(Quick Ratio calculated as total current assets excluding inventory, divided by total current liabilities)
  an average Accounts Receivable Days Outstanding balance of no more than 90 days; and

(Accounts Receivable Days Outstanding calculated as average net trade receivables divided by net sales for the period times the number of days in reporting period)
  a requirement to maintain profitable operations defined as no more than two (2) consecutive loss quarters or a net loss for the total fiscal year.

As of May 10, 2005, we have no borrowings outstanding under the Credit Agreement and SBS is in compliance with all financial covenants required under the terms of the amended Credit Agreement.

We believe the funds available under the revolving line of credit agreement and our internally generated cash flows will provide us with sufficient capital resources and liquidity to manage our operations, meet our contractual obligations, and fund capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible that SBS could require additional external financing in the future and that the financing may not be available on terms acceptable to SBS or at all.

Capital Resources

In July 2004, we entered into a lease agreement with a third party which requires the landlord to construct a new building. We currently anticipate moving our Albuquerque, New Mexico operations into the new facility at the end of May 2005. In connection with the lease agreement, we received a tenant improvement allowance to be used to pay for certain tenant improvements related to the new facility. As of April 30, 2005, we anticipate that our tenant improvement expenditures will exceed our allowance, and the potential excess could range from $1.5 million to $2 million.

As of the date of this report, we do not have any material capital expenditure commitments. However, we estimate that we could incur obligations for potential excess tenant improvements during construction of our new facility through June 2005.

Contractual Obligations

SBS is committed under non-cancelable operating leases for buildings and equipment that expire at various dates through fiscal 2015. The following is a schedule of our contractual obligations at March 31, 2005.

                                     CONTRACTUAL OBLIGATIONS

                             Payments due by fiscal years ending June 30,
                         ----------------------------------------------------
                                    Remainder  2006 -     2008 -    2010 and
Thousands                  Total     of 2005    2007       2009      beyond
-----------------------  ---------  --------- ---------  ---------  ---------
Operating lease
   obligations......... $  11,158        590     3,566      2,225      4,777
                         ---------  --------- ---------  ---------  ---------
Total.................. $  11,158        590     3,566      2,225      4,777
                         =========  ========= =========  =========  =========

Off-Balance Sheet Arrangements

As of March 31, 2005, we had no transactions that would be considered off-balance sheet arrangements in accordance with the definition under SEC rules.

Inflation

For the three and nine month periods ended March 31, 2005 and 2004, we experienced no significant impact from inflation.

Business Outlook

In summary, we have seen a reduction in sales from the semiconductor manufacturing equipment sector, quick-turn business, and delays in production from government programs. However, we are confident we are taking the right actions to develop our business. We are maintaining our strong focus on product and global business development as evidenced by the growth in our European business, our recent investments in Asia, and our aggressive new product introductions. We believe that these actions will continue our long term growth.

In the government market, opportunities continue to be based on upgrade programs as well as new applications in unmanned vehicles. Our systems business is still the majority of our government opportunities, and the delays in production from government programs we have experienced are primarily a matter of timing of follow-on orders. As previously announced, we have invested in additional resources to accelerate growth in this market.

The commercial market is flat-to-slow growth with the key areas for SBS being semiconductor manufacturing equipment and medical. The strength of our company and market diversity enables us to weather the fluctuations of the cyclical semiconductor manufacturing market. We remain committed to this market and we continue to work with our customers on their current and next generation systems. Advanced medical applications require higher performance data transfer capabilities. Our InfiniBand® product line is being evaluated for several of these applications.

Communications sales in the wireless area are strong, with Ericsson still being our largest customer. To support continued growth in this market, we have extensive development efforts underway for Advanced Mezzanine Card-based products for the emerging ATCA market. Feedback from our customers who have reviewed our Advanced Mezzanine products has validated our product plans. At SUPERCOMM® in June, we will be announcing several new additions to our Advanced Mezzanine Card product family. We believe that this product family will be a significant contributor to our long term growth.

Looking forward, we believe the business conditions we experienced in the third quarter will continue through the balance of our fiscal year. Based on our forecasts, current backlog, and timing of new orders, we expect sales for the fourth quarter ending June 30, 2005 to be between $35 million and $37 million; however, actual results may vary. For the fiscal year ending June 30, 2005, we expect our sales will be approximately $150 million; however, actual results may vary. Since we currently are conducting our annual evaluation of our business plans, we have removed the financial model from our web site until this process is completed.

Management expects that corporate representatives of SBS will meet privately during the quarter with investors, investment analysts, the media and others and may reiterate the Business Outlook published in this Form 10-Q. Unless a notice stating otherwise is published or filed with the Securities and Exchange Commission on Form 8-K, the public can continue to rely on this Business Outlook as representing our current expectations on matters covered. At the same time, this Form 10-Q and the included Business Outlook will remain publicly available on our Web site (www.sbs.com).

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment: an amendment of SFAS 123 and SFAS 95 (SFAS 123R). SFAS 123R replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with respect to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur, while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). We are required to adopt SFAS 123R during the first quarter of our fiscal year ending June 30, 2006, which ends September 30, 2005. While we continue to evaluate the impact of SFAS 123R on our financial statements, we do not expect the adoption of Statement 123R to have a significant effect on our financial position or cash flows, but adoption will impact our results of operations. An illustration of the impact on our net income and net income per share, assuming we had applied the fair value recognition provisions of SFAS 123 using the Black-Scholes methodology, is presented in note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123R.

In response to SFAS 123R, on April 21, 2005, the Board of Directors of SBS approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $9.22 (the Acceleration). The Acceleration was effective for all such options outstanding on April 21, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. SBS' decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS 123R on July 1, 2005 in connection with outstanding unvested stock options issued to employees. As a result of the Acceleration, options to purchase approximately 1.3 million shares of SBS' common stock became immediately exercisable. Due to the Acceleration, SBS will not recognize future compensation expense totaling approximately $2.5 million in fiscal years ending June 30, 2006 and beyond (estimated using the Black-Scholes fair value model). The stock-based compensation expense which otherwise would have been reported in future periods, will be reported in the Company's fiscal year ended June 30, 2005 financial statements in the pro forma footnote disclosures, as permitted under the provisions of SFAS 123 prior to its revision.

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

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as translation adjustments in other comprehensive income. Foreign currency exchange rate exposure is most significant with respect to the euro. For the nine months ended March 31, 2005 compared to the same period of the prior fiscal year, net sales were positively impacted by the change in foreign currencies, primarily the euro, due to the weakening of the U.S. dollar, by approximately $2.7 million.

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

There was no change in our internal control over financial reporting during our recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5 - Other Information

On May 9, 2005, SBS Technologies, Inc. and Wells Fargo Bank National Association entered into an amendment to the Company's revolving line of credit agreement (First Amendment to Credit Agreement). The credit agreement provides for borrowings for working capital and general corporate purposes of up to $20 million and any outstanding borrowings are due and payable in full on March 28, 2006. The revolving line of credit agreement was amended to modify the minimum tangible net worth requirement (Adjusted Tangible Net Worth) defined in Section 4.9(a) of the agreement to exclude the impact of foreign currency translation adjustments from the minimum required balance.

As of May 10, 2005, there were no borrowings outstanding under the agreement.

A copy of the First Amendment to Credit Agreement between SBS Technologies, Inc., and Wells Fargo Bank National Association effective May 9, 2005 is attached hereto as Exhibit 10-cr.

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

10-cm (1) Lease agreement between SBS Technologies, Inc. and West Street Associates, LP dated March 18, 2005.

10-cn (1) Credit Agreement between SBS Technologies, Inc. and Wells Fargo Bank National Association, effective March 30, 2005.

10-co (1) Revolving Line of Credit Note with Wells Fargo Bank National Association, effective March 30, 2005.

10-cp (1) Security Agreement granted to Wells Fargo Bank National Association, effective March 30, 2005.

10-cq (1) Employment agreement between Christopher J. Amenson and SBS Technologies, Inc., effective April 11, 2005.

10-cr (1) First Amendment to Credit Agreement between SBS Technologies, Inc. and Wells Fargo Bank National Association dated March 30, 2005, effective May 6, 2005.

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

SBS TECHNOLOGIES, INC.

(Registrant)

By: /s/ Clarence W. Peckham
Clarence W. Peckham
Chief Executive Officer

By: /s/ James E. Dixon Jr.
James E. Dixon Jr.
Executive Vice President and
Chief Financial Officer

Date: May 10, 2005

INDEX TO EXHIBITS
Incorporated by Reference from
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2000
3.ii	Second Restated and Amended By-laws dated November 13, 2003	10-Q	001-10981	3.ii	12-31-2003
4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	3.i	9-30-2000
4.b	Articles I and II of the Second Restated and Amended By-laws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	12-31-2003
4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent.	10-K	001-10981	4.1	6-30-2002
10.1	Addendum to Lease Agreement between Edwin Mair KG and SBS Technologies, GmbH & Co. KG (a wholly-owned subsidiary of SBS Technologies, Inc., German Holdings LLC, a wholly-owned subsidiary of SBS Technologies, Inc.) dated September 14, 2004	8-K	001-10981	10.1	9-14-2004
10.cj	Form of Indemnification Agreement between SBS Technologies, Inc. and Directors and Executive Officers	8-K	001-10981	10.cj	12-28-2004
10.ck	Form of Option Agreement for option grants to executive officers of SBS Technologies, Inc. under the 1993 Director and Officer Stock Option Plan.	8-K	001-10981	10.ck	12-30-2004
10.cm	Lease between SBS Technologies, Inc. and Brunacini Development Ltd. Co. dated July 12, 2004	10-Q	001-10981	10.cm	12-31-2004
10-cm	Lease agreement between SBS Technologies, Inc. and West Street Associates, LP dated March 18, 2005	8-K	001-10981	10-cm	3-24-2005
10-cn	Credit Agreement between SBS Technologies, Inc. and Wells Fargo Bank National Association, effective March 30, 2005	8-K	001-10981	10-cn	4-05-2005
10-co	Revolving Line of Credit Note with Wells Fargo Bank National Association, effective March 30, 2005	8-K	001-10981	10-co	4-05-2005
10-cp	Security Agreement granted to Wells Fargo Bank National Association, effective March 30, 2005	8-K	001-10981	10-cp	4-05-2005
10-cq	Employment agreement between Christopher J. Amenson and SBS Technologies, Inc., effective April 11, 2005	8-K	001-10981	10-cq	4-13-2005
10-cr	First Amendment to Credit Agreement between SBS Technologies, Inc. and Wells Fargo Bank National Association dated March 30, 2005, effective May 6, 2005					X
14	Code of Ethics.	8-K	001-10981	14	11-21-2003
31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X
31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X
32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X
32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X