Form 10-K
period 2005-06-30
SBS TECHNOLOGIES INC
filed 2005-09-13
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2005.
or
 * TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission file number 1-10981

SBS Technologies, Inc.
(Exact name of registrant as specified in its charter)

New Mexico	85-0359415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7401 Snaproll NE
Albuquerque, New Mexico	87109
(Address of principal executive office)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ ✓ ]

The aggregate market value of the voting stock held by non- affiliates of the Registrant as of August 25, 2005 was approximately $59,633,799. For purposes of this calculation, the term "affiliate" refers to executive officers and directors of the registrant and shareholders beneficially owning more than 5% of the registrant's common stock according to filings with the Securities and Exchange Commission dated June 30, 2005.

As of August 26, 2005, Registrant had 15,646,255 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Company's Proxy Statement for the registrant's 2005 Annual Meeting of Shareholders to be held November 17, 2005 are incorporated by reference into Part III of this Form 10-K.

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2005

Table of Contents Link

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
  expected sales and gross margin levels for the fiscal year ending June 30, 2006;
  expected sales levels for the quarter ending September 30, 2005;
  the expectation of internally-generated cash flows;
  the continued health of the end markets we serve;
  the expectation that orders for military systems will increase as we progress through fiscal year 2006;
  the expectation of revenues from AdvancedMC™ products to begin to ramp up during the later part of fiscal year 2006;
  the expectation of sales to Ericsson to continue during fiscal year 2006 at approximately the same dollar level as in fiscal year 2005;
  the expectation that we will continue to grow through strategic acquisitions;
  statements that we expect a majority of our sales for any fiscal year to be based on orders received and booked during that fiscal year;
  statements that our infrastructure as of June 30, 2005 is in place for leveraged growth;
  statements that consolidation within the communications, capital equipment and defense industries will continue to result in increased competition and increased pricing pressure across our product lines; and
  new product and business development efforts.

These statements are based upon certain assumptions and assessments made by SBS in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels based on preliminary information, and other items.

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

Table of Contents Link

PART I

Item 1. Business

Introduction

We design and build open-architecture embedded computer products that enable original equipment manufacturers (OEMs) to serve the government, commercial, and communications end markets. Embedded computer products are put inside or made part of larger systems to process information, control machines, move computer data between machines, and interact with people. The companies that use our products manufacture very sophisticated, expensive devices, such as MRI machines, flight simulators, wireless networks, fighter jets and industrial robots.

The SBS product line is strategically focused on embedded computing, and we serve virtually all parts of the market. We currently list more than 550 products in the product section of our website, www.sbs.com. We offer components like input/output (I/O) modules, bus adapters, carrier cards, system enclosures, FPGA boards and single board computers, as well as network switches, blades and fully integrated systems. Many of these products are available in ruggedized versions, which can operate in conditions of extreme temperature, vibration, shock and humidity.

We serve a broad range of customers. We help our customers get to market faster, more reliably and more economically, by providing a wide range of standard and customized embedded computer products. Our products have application in diverse industries, including space and aviation, telecommunications, military and government, transportation, robotics, networking, broadcasting, wireless communications and medical imaging.

The embedded computer industry is highly competitive and fragmented. The size of the total embedded computer market has been estimated to be approximately $4 billion for board-level products, exclusive of complete embedded computer systems. This market is addressed by many competitors. No single competitor holds a dominant position in the embedded computer market.

We have grown because we understand our role in the embedded computing process: we make components which are part of larger, more complicated devices. As embedded computer applications expand, we broaden our product line to meet our customers' needs and to attract new customers. We invest in technology and customer service so that we can grow with our customers.

We have grown organically and through strategic acquisitions, acquiring companies that supplement our core competencies - a pattern we expect to continue. Our organic growth is driven by adding new products, improving existing products through our research and development program, and attracting new customers with our products and service. We have completed eleven acquisitions since 1992 that broadened our product offerings and our customer base.

SBS Technologies, Inc. was incorporated in New Mexico in November 1986 and began operations in September 1987. Our executive office is located at 7401 Snaproll NE, Albuquerque, New Mexico, 87109, telephone number (505) 875-0600. As of June 30, 2005, SBS Technologies, Inc. had five direct subsidiaries: SBS Technologies, Inc., Commercial Group ("SBS Commercial"), SBS Technologies, Inc., Government Group ("SBS Government"), SBS Technologies, Inc., Communications and Enterprise Group, SBS Technologies, Inc. Foreign Holding Company ("Foreign Holding"), and SBS Technologies, Inc., German Holdings, LLC ("German Holdings"). In July 2002, the Avionics Products division of SBS was combined with SBS Government. In September 2002, SBS Technologies, Inc., Industrial Computers, and SDL Communications, Inc., both of which were formerly subsidiaries of SBS Technologies, Inc., merged into SBS Technologies, Inc., Communications Products, a subsidiary of SBS Technologies, Inc., at which time its name was changed to SBS Technologies, Inc., Communications and Enterprise Group.

As of August 2005, SBS Technologies, Inc. now has four direct subsidiaries as a result of the merger of SBS Technologies, Inc., Communications and Enterprise Group into SBS Commercial, with SBS Commercial as the surviving corporation, at which time its name was changed to SBS Technologies, Inc., Communications and Enterprise Group ("SBS Communications").

In April 2003, German Holdings acquired all of the shares of SBS Technologies Holding GmbH ("Holding GmbH"), formerly a subsidiary of Foreign Holding, and all of the shares of SBS or Computers Verwaltungs GmbH ("Verwaltungs"), formerly a subsidiary of Holding GmbH. Later in April 2003, Holding GmbH was merged into SBS Technologies, GmbH & Co. KG ("KG"), formerly a subsidiary of Holding GmbH. As a result of the merger, ortec Electronic Assembly GmbH ("ortec"), formerly a wholly- owned subsidiary of Holding GmbH, is a wholly-owned subsidiary of KG. KG and Verwaltungs are subsidiaries of German Holdings. KG is a partnership between German Holdings as sole limited partner and Verwaltungs as sole general partner.

Table of Contents Link

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

SBS Technologies (Shenzhen) Limited, a subsidiary of Foreign Holding, was formed in June 2004.

A chart of our corporate structure follows:

SBS Technologies, Inc. (NM Corp)
SBS Technologies, Inc., Communications and Enterprise Group (MN Corp)
SBS Technologies, Inc. Foreign Holding Company (NV Corp)
SBS Technologies, Inc., Government Group (NM Corp)
SBS Technologies, Inc., German Holdings, LLC (DE LLC)
SBS Technologies, Finance LP (Alberta Ltd Partnership) *99% owned by Foreign Holding Company 1% owned by SBS Technologies, Inc.*
SBS Technologies, (Canada), Inc. (Ontario, Canada Corp)
SBS Technologies (Shenzhen) Limited (China)
SBS or Computers Verwaltungs GmbH (Germany)
SBS Technologies, GmbH & Co. KG (Germany KG) *99% owned by German Holdings LLC 1% owned by Verwaltungs*
ortec Electronic Assembly GmbH (Germany)

SBS Technologies® is a registered trademark of SBS. All other trademarks or trade names referred to in this document are the property of their respective owners.

Corporate Governance

We strive to achieve excellence and integrity in all of our business practices, including corporate governance, oversight, accountability and transparency. We believe we have incorporated best practices in our governance, including those required by the Sarbanes-Oxley Act of 2002 and The NASDAQ Stock Market®. The following are several examples of corporate governance initiatives implemented by the Company, many dating several years before the passage of the Sarbanes-Oxley Act:

  The Company's Board of Directors is comprised of eight members, six of whom are independent from management ("Independent Directors"). The Board has consisted of a majority of Independent Directors since 1992.
  The Board has three standing committees: the Audit Committee, the Corporate Governance and Nominating Committee, and the Management Development and Compensation Committee. Each Committee has a written charter, available for review in the Corporate Governance section of our website at www.sbs.com/ir, and membership on all Board Committees is limited to the Independent Directors.

Table of Contents Link

  At each regularly scheduled meeting of the Board of Directors, a meeting of the Independent Directors is held without any company officer or Employee Director participation. The Independent Directors' meeting is chaired by the Board's Lead Director, who is an Independent Director. These meetings have been conducted since 1998.
  The Company has an Internal Financial and Disclosure Controls Committee, whose primary duties are to establish, evaluate and maintain systems of internal control regarding financial information of the Company and disclosures required by applicable laws to ensure (a) accuracy, completeness, reliability and timeliness of financial and other reports, (b) effectiveness and efficiency of operations, and (c) compliance with applicable laws and regulations. That committee's charter is available in the Corporate Governance section of our website at www.sbs.com/ir.
  The Company has disseminated to all of its employees a Financial Complaint Procedures Policy, available for review in the Corporate Governance section of our website at www.sbs.com/ir, to enable the anonymous reporting of any potential financial wrongdoing within the Company.
  The Company has adopted a Code of Ethics, available for review in the Corporate Governance section of our website at www.sbs.com/ir, binding upon all directors and employees of the Company, designed to deter wrongdoing and promote honest and ethical conduct, full, fair, accurate and timely public disclosures, compliance with all governmental requirements, prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. We will disclose on our website waivers granted to the company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, or amendments to, the Code of Ethics.
  The Board of Directors has adopted a Statement on Corporate Governance, available for review in the Corporate Governance section of our website at www.sbs.com/ir, which contains corporate governance standards applicable to the Board, including Board functions, structure and operations of the Board and its Committees, and shareholder meetings.
  The Company has adopted a policy requiring the use of trading plans that comply with the requirements of Securities and Exchange Commission Rule 10b5-1 for any sales or donations of SBS securities (stock or options) by all Directors and executive officers outside of the Company's 401(k) individual account plan. These Rule 10b5-1 plans are written, binding contracts governing the terms of future sales or donations of SBS securities and must be approved in advance by the General Counsel. The policy is designed, among other purposes, to prevent inadvertent violations of insider trading laws and to avoid the appearance of impropriety by Directors and executive officers.
  The reports we file with the U.S. Securities and Exchange Commission on a current, quarterly and annual basis are available free of charge, as soon as practicable after they are filed, on our website at www.sbs.com.

The following narrative should be read in conjunction with the Section entitled "Risk Factors."

SBS' Operating Segments

We operate worldwide based on geographic markets through two operating segments: the Americas Group and the Europe Group. These segments enable management to focus on regional market development, alignment of sales channels with customers' product needs, and enhancement of customer service and satisfaction. Each segment has management who report directly to our Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of our operations based in the United States, Canada, and Shenzhen, China. This includes the sales, engineering and test activities in Albuquerque, New Mexico, Mansfield, Massachusetts, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, and Waterloo, Ontario, Canada; the manufacturing and assembly operations located in St. Paul, Minnesota, and Albuquerque, New Mexico; and the sales and technical support activities located in Shenzhen, China. The Europe Group consists of our operations based in Germany, which include the sales, engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

Table of Contents Link

For fiscal years 2005, 2004, and 2003, sales to external customers by operating segment were as listed below.

                                             SALES BY SEGMENT
                                          (dollars in thousands)

                          June 30,   % of    June 30,   % of    June 30,   % of
                            2005     total     2004     total     2003     total
                          --------- -------  --------- -------  --------- -------
Fiscal years ended:
Americas Group.......... $  96,384      63% $  97,066      73% $  94,268      82%
Europe Group............    56,053      37%    36,808      27%    21,253      18%
                          --------- -------  --------- -------  --------- -------
Total................... $ 152,437     100% $ 133,874     100% $ 115,521     100%
                          ========= =======  ========= =======  ========= =======

Selected financial data attributable to operating segments, including geographic and major customer data, for fiscal years 2005, 2004, and 2003 is set forth in Notes 13 and 14 to the consolidated financial statements and is included in Item 8 of this report on Form 10-K.

Order Backlog

As of August 1, 2005, our order backlog expected to be filled within the fiscal year ending June 30, 2006 for the Americas Group and Europe Group was approximately $29.5 million and $12.1 million, respectively. Our order backlog represents customer orders that have been contracted for future delivery. Historically, a majority of our sales for each fiscal year is booked during that fiscal year, and we expect this to continue. As of September 1, 2004, our order backlog expected to be filled in fiscal 2005 for the Americas Group and Europe Group, was approximately $28.0 million and $14.2 million, respectively. We have experienced order cancellations and requests for extensions of product shipments in the past and may continue to experience these cancellations and extensions in the future. As a result, shipments of current backlog may be delayed or canceled.

SBS' Products

Both the Americas Group and the Europe Group sell our complete portfolio of embedded computer products into the government, commercial and communications end markets. Our product line is strategically focused on open standards embedded computing, and we serve most parts of the embedded market. We produce more than 550 standard products which can be combined, configured and customized in literally thousands of ways.

We offer individual components like input/output modules (I/O), bus adapters, carrier cards, and single board computers, plus network switches, blades and fully integrated computer systems. Many of these products are available in ruggedized versions, which can operate in conditions of extreme temperature, vibration, shock and humidity.

Within our diverse collection of product lines, we offer many different form factors, including PCI, CompactPCI®, PMC, AdvancedMC, Processor PMC, and Industry Packs. We support our products with software in multiple operating systems. Our wide selection of single board computers enables a system designer to choose between multiple processor types, speeds, form factors, memory configurations, I/O types and rugged build grades. Similarly, our Field Programmable Gate Array products (FPGAs) allow designers to create custom processors by programming the hardware to execute their particular application.

Our I/O products greatly expand the capabilities of our Single Board Computers by adding additional networking capabilities, by adding more processing power, by allowing incompatible systems to communicate, by providing network switching and monitoring capabilities, or by adding more powerful graphic processing power. Our I/O technologies include industry design standards such as SCSI, iSCSI, IEEE 1394 (Firewire), Ethernet, InfiniBand®, MIL-STD-1553, Fibre Channel, and telecom standards such as T1/E1/J1, HSSI, T3/E3, OC-3/STM-1 including HDLC, ATM, SONET, Frame Relay, TDM and IP.

We offer a broad line of AdvancedMC modules to meet the needs of AdvancedTCA® and proprietary communications systems. This new open standard is a fundamental building block of the next generation of telecommunication systems. SBS provides WAN, LAN, storage, processor, video, and chassis products in our AdvancedMC family.

In addition to producing board-level embedded computer products, SBS produces finished computer systems. This process includes designing and building the "boxes" the computers are housed in, installing the single board computers and I/O modules, and testing and certifying the entire system.

Table of Contents Link

Our line of Advanced Vehicle Computers provides a flexible and rugged computing platform that can readily be configured to meet the needs of a variety of mission critical applications. Using open systems architecture, these systems can be quickly developed and offer the economic advantages of being built from commercial off-the-shelf (COTS) components and allowing for future technology upgrades.

We also provide with our hardware products the software tools that are necessary to integrate our products into the overall design. This includes drivers, driver development kits, board support packages, protocol stack and specialized tools for specific markets.

In February 2003, the European Union (EU) issued a directive regarding the Restriction on the use of certain Hazardous Substances in electrical and electronic equipment (RoHS). The RoHS directive requires producers of electrical and electronic equipment to eliminate the use of six environmentally sensitive substances; including lead, in products sold in the EU beginning July 1, 2006. We are taking steps to comply with the RoHS directive.

Customers and Applications

Our broad range of products is used by a diverse OEM customer base serving the government, commercial and communications end markets. Our products are used in a variety of applications in many industries, including space and aviation, telecommunications, military and government, transportation, robotics, networking, broadcasting, wireless communications and medical imaging.

In fiscal year 2005, two customers, Ericsson, a customer of the Europe Group, and Applied Materials, a customer of the Americas Group, represented 16% and 9%, respectively of our total sales. In fiscal year 2004, Applied Materials, a customer of the Americas Group, represented 10% of our total sales and Ericsson, a customer of the Europe Group, represented 8% of total sales. In either year, no other customer equaled or exceeded 5% of total sales. In fiscal year 2003, Applied Materials, a customer of the Americas Group, represented 6% of total sales and no other customer equaled or exceeded 5% of total sales. For fiscal year 2006, based on our forecasts, we expect sales to Ericsson to continue at approximately the same dollar sales level and sales to Applied Materials to decline, each as compared to fiscal year 2005.

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

OEMs serving the government market use our products in mission critical components in fighter aircraft and ground vehicles, flight and ground simulation, electronic system test solutions, and data link and command and control applications. Examples of these applications include systems and equipment for military aircraft, military ground vehicles, navy vessels, and space exploration applications. In this market, we typically sell our products to prime or lower tier private contractors of the government. We sell our products to these customers on commercial terms, and therefore we are not subject to renegotiation of prices or profits by a governmental entity. We are, however, subject to the risk of loss of business due to cancellation or curtailment of the government program on which we are acting as a supplier.

We are experiencing a trend from many of our customers mandating shorter lead times between placing an order with us and the shipment date. This often requires us to carry increased inventory of the particular product and its components.

Sales and Marketing

For all of fiscal year 2005, we marketed our products both domestically and internationally utilizing a combination of direct employee sales personnel, independent manufacturers' representatives, and distributors. Effective July 31, 2005, we terminated all of our U.S.-based independent manufacturers' representatives with the intent of using our direct sales force in the U.S. for all domestic sales. As of August 1, 2005, we had 27 employees, who typically hold engineering degrees, in sales, marketing and customer relations, and 35 distributors located outside the U.S. Within North America, our direct employee sales personnel are deployed regionally throughout the U.S. and Canada as sales specialists in our traditional markets. Within Europe, as of August 1, 2005, we have direct employee sales personnel located in the United Kingdom, Sweden, France, Belgium, and Germany. Sales into the Asian markets are primarily through distributors supported by our employees of SBS Technologies (Shenzhen) Limited.

Table of Contents Link

Domestically and internationally, the direct employee sales personnel are supported by field application engineers, who provide pre-sale technical support to our customers, and business development personnel, who specialize in our traditional markets of commercial, government and communications. We serve a diverse set of large and small customers. To gain access to this diverse customer base, we use multiple selling channels. Domestically through July 31, 2005, the direct employee sales personnel generally sold to larger OEM accounts, while manufacturers' representatives sold to smaller accounts. After July 31, 2005, our direct employee sales personnel handle all domestic sales. Internationally, our direct employee sales personnel sell to larger OEM accounts, and independent distributors sell to smaller accounts. All quoting, pricing and final order acceptance for all sales are controlled by the responsible product line manager. The independent distributors we utilize to sell our products in certain foreign jurisdictions are SBS' customers for those product sales. Thus, we bill and collect receivables from our foreign distributors and the terms we provide to them are consistent with terms provided to OEMs.

We maintain our primary sales and support offices in Albuquerque, New Mexico; Newark, California; Raleigh, North Carolina; Mansfield, Massachusetts; St. Paul, Minnesota; Waterloo, Ontario, Canada; Augsburg, Germany; and Shenzhen, China. Sales and sales leads are generated through a range of activities, including direct sales calls, identification of participants in key defense and government related programs, participation in numerous trade shows, direct mail catalogs, advertisements in leading trade publications, and our web site.

Research and Development

We invest in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. As of August 1, 2005, we had approximately 188 employees engaged in research and development activities. Of these employees, 104 have technical degrees and 37 have advanced degrees. We seek to combine special-purpose hardware, firmware and software in our products to provide our customers with the desired functionality. Our research and development expense was $24.9 million, $20.6 million, and $18.1 million in fiscal year 2005, 2004, and 2003, respectively, corresponding to 16.3%, 15.4%, and 15.6% of sales, respectively.

We have several trademarks and have one pending application.  However, we have generally sought only limited patent protection for our technology. Currently, we have six U.S. patents issued and two Canadian patents issued, expiring December 2013 through October 2021.  We primarily rely on trade secrets for protection of our intellectual property and believe that future financial performance is much more dependent on the timely introduction of new products and technology and our customer relationships than protection of our intellectual property.

With a product line of over 550 different products, a portion of our research and development efforts is focused on sustaining and improving the existing products. In addition, we continue to develop new standard products for all of our markets, as well as adding new technologies to our product line. For fiscal year 2005, we released forty-two new products to the marketplace. In our single board computer and FPGA product line we introduced eight products. These products were two Intel® Pentium® M processor cards, three PowerPC® processor cards and three FPGA based products. A majority of the solutions we provide to customers include a processing element and currently the two most popular processor choices in the markets we serve are Intel Pentium and PowerPC. In addition we have seen a growing demand for FPGA based processing solutions in the commercial and government market

In fiscal year 2005, we expanded our I/O products by adding nineteen new products, including nine new digital I/O cards for military applications, two new Infiniband switched fabric cards, four new Ethernet switch products, a SCSI Ultra 320 PMC card, a 1394B CompactPCI card and two PCI Express expansion products. All of these I/O products were introduced to serve our key markets. By providing a broad family of I/O solutions it helps us convince our customers that SBS can provide a complete solution.

For our I/O products aligned with communications applications, we released ten new products, including eight new products for the AdvancedMC product line. The AdvancedMC products are designed to capture business in the emerging advanced telecom computer architecture market and represent a new product direction for SBS.  In addition, in fiscal year 2005 we introduced a new product line of systems for military applications. A total of three new products were released, which were a remote I/O system and two flight/mission computers. These systems were designed to give our military customers the option of having commercial off the shelf solutions for flight and mission computer applications.

We also released two FPGA software defined radio development systems. These development systems are designed to help our customers quickly integrate our FPGA products into software defined radio applications.

Table of Contents Link

During fiscal year 2005, we expanded our software support of real-time Linux®, UNIX and Microsoft® Windows® operating systems by adding drivers and new board support packages to support our new single board computer, FPGA, System and I/O products.

Suppliers

We use contract manufacturing to produce substantially all of our U.S.-built board-level products. We obtain parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provide these parts and boards as kits to contract manufacturing companies that fabricate our products. Following manufacturing, our St. Paul, Minnesota, facility performs test, packaging and initial support functions for our products. Over the past several years, we have begun complete turnkey outsourcing to contract manufacturers, which includes test, packaging, and initial support functions for our products. Currently, complete turnkey outsourcing is a small portion of our total production, but we plan to continue this migration. During fiscal year 2005, we subcontracted approximately 80% of our U.S.-built board-level assemblies to Micro Dynamics Corporation, Montevideo, Minnesota.

Our German operation manufactures approximately 52% of its board-level products at its facility in Mindelheim, Germany, and uses one contract manufacturer for substantially all of the remainder of its manufacturing, consisting primarily of OEM production business and certain ruggedized and military applications.

Competition

The embedded computer industry is highly competitive and fragmented. The size of the total embedded computer market has been estimated to be approximately $4 billion for board-level products, exclusive of complete embedded computer systems. This market is addressed by many competitors. No single competitor holds a dominant position in the embedded computer market.

Our competitors differ depending on product type, company size, geographic market and application type. Consolidation within the communications, capital equipment and defense industries has resulted in increased competition and has resulted in increased pricing pressure across our product lines, particularly in the communications and commercial markets. We expect this to continue. We believe we differentiate ourselves from our competition based on the following:

  one of the broadest product lines in the industry,
  many products based on our proprietary intellectual property, product leadership in strategic technologies,
  flexibility to adapt products to customer needs, and
  pre- and post-sales support.

Our competition in each of our product lines is described below.

Our CPU product line competes against other suppliers of CPU boards based on PowerPC and Intel microprocessor technology, including GE Fanuc Embedded Systems, Kontron AG, Motorola, Inc., Performance Technologies, Incorporated, RadiSys Corporation, Artesyn Technologies, Inc., and others. In the ruggedized computer board and system market primarily serving military customers, our main competitors are Curtiss-Wright Corporation and Radstone Technologies PLC.

Our WAN I/O products compete with other suppliers of similar products within the embedded computer market. They include Interphase Corporation, Performance Technologies, Incorporated, and SBE, Inc.

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

Our AdvancedMC products compete with other suppliers with similar products. They include companies such as Kontron, AG, Artesyn Technologies, Inc., and Interphase Corporation.

Our avionics interface products compete with those of companies such as Ballard Technologies, Inc., Condor Engineering, Inc., Data Devices Corporation, Excalibur Technologies Corporation, and Gesellschaft Fur Angewandte Informatik und Mikroelekemik

Table of Contents Link

GmbH.

SBS Canada designs FPGA computing products that apply FPGA technology to processing applications often associated with DSP boards or single board computers. We compete with companies offering these technologies like Mercury Computer Systems, and imaging companies such as Matrox Graphics Inc., as well as a few small companies with FPGA products such as Annapolis Micro Systems, Inc.

Our systems and enclosure products compete with other suppliers of special purpose PC and CompactPCI platforms, enclosures and turnkey systems, such as Motorola, Inc. and RadiSys Corporation in the commercial and communications market. In the military systems market our systems compete with Curtiss-Wright Corporation, and Radstone PLC.

Please refer to "Risks Related to Our Business," below, for further information.

Employees

As of August 1, 2005, we had approximately 516 employees at our nine locations: Albuquerque, New Mexico; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; Mansfield, Massachusetts; Waterloo, Ontario, Canada; Shenzhen, China; and Augsburg and Mindelheim, Germany. Of these employees, 80 were in executive and administrative positions; 90 were in sales, marketing and customer relations; 188 were in research and development; 152 were employed in support of ongoing production, and 6 were employed on a part-time basis.

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

  the timing and volume of customer orders and delays;
  success in achieving design wins in which our products are designed into those of our customers;
  manufacturing delays;
  delays in shipment due to component shortages;
  cancellations of orders;
  changes in the mix of products sold;
  the rate of introduction of new products;
  ability to maintain appropriate inventory levels;
  excess or obsolete inventory and changes in valuation of inventory;
  cyclicality or downturns in the markets served by our customers, including defense, communications and capital equipment expenditures;
  political, legal, regulatory and economic conditions and developments in the areas of the world in which we operate or into which we might expand our operations;
  competition from new technologies and other companies;
  variations in sales channels, product costs and the mix of products sold; and
  economic disruptions due to terrorist activity or natural disasters.

Because fluctuations in operating results have happened in the past, and may continue to happen in the future, we believe that comparisons of the results of our operations for preceding quarters and fiscal years are not necessarily meaningful, and that

Table of Contents Link

investors should not rely on the results for any one quarter or year as an indication of how SBS will perform in the future. Investors should also understand that, if our sales or earnings for any quarter or year are less than the level expected by securities analysts or the market in general, the market price for SBS' common stock has been in the past, and may be in the future, subject to an immediate and significant decline.

Our future sales may be limited if anticipated increases in U.S. defense spending do not occur or if defense spending in the U.S. and other countries is reduced or not allocated in a way that benefits us. We derive a significant portion of our sales directly or indirectly from the U.S. Department of Defense (DoD). The majority of our government sales are to contractors in U.S. Government military programs for either new military systems or upgrades of existing military platforms. These sales may be affected by changes in procurement policies, budget considerations, changing defense requirements, including those arising from terrorist-related activities, and political developments. The influence of these factors, which are largely beyond our control, could impact our financial position or results of operations.

The funding of U.S. Government military programs is subject to congressional appropriations. Although multiple year contracts may be planned in connection with major procurements or upgrades, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a Government program would result in a loss of anticipated future revenues attributable to that program. That could have a negative impact on our operations. In addition, the termination of a program or failure to commit funds to a prospective program or a program already started could increase our overall costs of doing business.

The President's budget for the DoD for fiscal year 2006 and beyond responds to increased needs for homeland security and combating terrorism. This is evidenced by budget increases for operation readiness and personnel needs, as well as for both procurement and research and development. This trend was reiterated in the Future Year Defense Plan (FYDP) submitted with the President's budget for fiscal year 2005. It projects sustained growth in both the procurement and research and development budgets for the DoD through fiscal year 2006, and in the case of the procurement budgetary authority, through fiscal year 2009. While there is no assurance that the increased DoD budget levels will be approved by Congress, the current U.S. defense budget outlook appears to be one of modest growth. However, the level and sustainability of growth and the amount of the budget that will ultimately be allocated to programs most closely aligned with our business, such as new military systems and upgrades of existing military platforms, is unknown, particularly in light of:

  current record U.S. government budget deficits, and
  increased expenditures on operations and maintenance arising from conflicts in Iraq, Afghanistan, and other locations, which typically do not benefit our business.

In addition, non-U.S. defense budgets are constrained and in some cases have been declining in recent years. This has resulted in consolidation in the European aerospace industry. This type of environment could reduce opportunities, and increase competition and pricing pressure, for sales of SBS products into non-U.S. government markets.

A significant portion of our sales is to a small number of customers. Our sales could be harmed if our relationship with those customers deteriorates, or if the end products marketed by those customers are not successful in the marketplace. In recent years, a significant and growing proportion of our sales have been to a small number of customers. In fiscal year 2005, two customers, Ericsson and Applied Materials, represented 16% and 9%, respectively of our total sales. For fiscal year 2006, we expect sales to Applied Materials to decline and sales to Ericsson to continue at approximately the same dollar sales level, each as compared to fiscal year 2005. Many of the significant opportunities we have targeted for growth are for high-volume opportunities from a select number of customers. These opportunities, if successful, may further concentrate our sales into a small number of large customers. If our relationship with any of those customers deteriorates due to technical, operational, or other reasons, or the customers determine that sourcing products from SBS is not in their economic best interest, our sales and earnings could be reduced. Further, if any of those customers' end products are unsuccessful in the marketplace, or in the case of military programs, if the particular program is terminated or significantly curtailed, our sales and earnings will be reduced.

We often incur substantial expense and development time well in advance of sales, requiring accurate gauging of future market demand, industry standards and technologies. Our business depends upon continually introducing new and enhanced products and solutions for business needs. Most of our products are developed to meet industry standards that define the basis of compatibility in operation and communication of a system supported by different vendors. Those standards constantly change, and new competing standards emerge. The development or adaptation of products and technologies requires us to commit financial resources, personnel and time significantly in advance of sales. In order to compete, our decisions with respect to those

Table of Contents Link

commitments must accurately anticipate, sometimes two years or more in advance, both future demand and the technologies that will win market acceptance to meet that demand. Our customers typically require several months to test and evaluate our products before designing their products to incorporate our components. Once our customers have decided to use our components, it may take up to 18 months or longer to begin volume production of products incorporating these components. Because of this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in inventory until the time that we generate sales from these components. We may never generate sales from components after incurring development expenses if our customers decide not to purchase them.

We have invested heavily in the communications market in introducing and marketing new AdvancedMC products intended for use with the AdvancedTCA and MicroTCA™ standards. Although we project wide usage of those two new standards in the future in telecommunication systems, neither standard has yet been implemented in the telecommunications marketplace, and the MicroTCA standard is not yet even finalized. Our investment will not benefit us if the AdvancedTCA and MicroTCA standards are not widely accepted in the foreseeable future. Our investment in InfiniBand technology products is another example of an investment in an emerging technology that may not result in the rate of acceptance we anticipate. Our sales could significantly decrease, and our products could become obsolete, if we fail to adapt timely to changing industry standards, advances in technology, or customer preferences.

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

  changes in regulatory requirements,
  export and import controls,
  domestic and foreign government policies, including requirements to expend a portion of government program funds locally, the uncertainty of the ability of foreign customers to finance purchases, compliance with a variety of foreign laws, as well as the U.S. laws affecting the activities of U.S. companies abroad, political, economic and other uncertainties, including, risk of war, revolution, terrorist attacks, epidemics, expropriation, renegotiation or modification of existing contracts, standards and tariffs, and taxation policies, international monetary fluctuations that may make payment more expensive for foreign customers who may, as a result, limit or reduce purchases, exposure to different and inconsistent legal standards, particularly with respect to intellectual property, longer accounts receivable collection cycles,
  trade disputes or new trading policies that could limit, reduce, disrupt or eliminate our sales and business prospects outside the United States, and unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations.

Those risks could reduce our sales and earnings in the future.

We may not be successful in obtaining necessary export licenses to conduct business abroad. Licenses for the export of many of our products are required from government agencies in accordance with various statutory authorities. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad.

We face significant competition. The embedded computer industry is highly competitive and fragmented, and has been consolidating in recent years. Our competitors differ depending on product and market type, company size, geographic market and application type. We face competition in each of our product lines.

Competition in all of our product lines is based on:

  performance,
  time-to-market,
  customer support,
  product longevity,
  existing customer relationships,
  supplier stability,

Table of Contents Link

  price,
  breadth of product offerings, and
  reliability.

Many of our existing and potential competitors are companies larger than we are that have a number of significant advantages over us, including:

  significantly greater financial, technological and marketing resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements, established relationships with customers or potential customers, which can make it harder for us to sell our products to those customers, and more extensive name recognition and marketing capability.

In addition, existing or potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share.

Because of increased competition, we might encounter significant pricing pressures across our product lines. These pricing pressures could result in significantly lower average selling prices and reduced profit margins for our products. We may not be able to offset the effects of any price reductions with an increase in sales, cost reductions or otherwise. We cannot assure investors that we will be able to compete effectively in our current or future markets.

The success of our government business is dependent on compliance with increasingly complex legal requirements. We could be suspended or debarred for noncompliance. Complex legal requirements, although customary in government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these requirements could lead to suspension or debarment, for cause, from Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

  procurement integrity
  export control
  government security
  employment practices
  accuracy of records
  foreign corruption

Debarment would have a substantive negative impact on our operations and could have negative effect on our reputation and ability to procure other U.S. Government subcontracts in the future. If the prime contractor on a program for which we were a subcontractor were debarred, the U. S. Government could terminate the prime contract, irrespective of the quality of our products and services as a subcontractor, thereby reducing our revenues.

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

If we do not persuade OEMs to use our products in new or next-generation applications, our sales could be harmed. Our sales depend, in part, on our ability to obtain and maintain design wins for our products from OEMs. OEMs that do not currently

Table of Contents Link

integrate our components into their products may not be willing to purchase components from us because the cost of integrating new components into their products may be more expensive than continuing to use existing components. OEMs currently using our components often re-bid for next- generation components and may elect to use another supplier's components if the other supplier's designs are superior to or less expensive than our designs. Also, OEMs currently integrating our components may redesign their products in a manner that no longer requires our components. If we fail to maintain existing design wins or to achieve new design wins, our sales could be reduced.

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

New environmental requirements applicable to SBS products beginning July 1, 2006 may increase SBS' costs and could result in inventory write- offs. In February 2003, the European Union (EU) issued a directive regarding the Restriction on the use of certain Hazardous Substances in electrical and electronic equipment (RoHS). The RoHS directive requires producers of electrical and electronic equipment to eliminate the use of six environmentally sensitive substances; including lead, in products sold in the EU beginning July 1, 2006. We are pursuing steps toward full compliance of the impending RoHS directive. This directive may increase SBS' design and testing costs during the transition to the new requirements. In addition, implementation of the new directive could render certain non-compliant products obsolete. If we are unable to accurately forecast demand for non-compliant products during the transition period, we could hold substantial inventory that would become obsolete which could lower or eliminate our profit margin, reduce our cash flow, and otherwise harm our financial performance. If we are unable to obtain RoHS-compliant component parts, our ability to build and deliver RoHS- compliant products to our customers in a timely manner could be affected, which could reduce our sales and cash flow.

We use a limited number of contract manufacturers to produce the bulk of our board-level products and are dependent on their timeliness, quality, and availability. We obtain parts from large electronics parts suppliers and printed circuit boards from printed circuit board manufacturers and provide these parts and boards as kits to contract manufacturing companies that fabricate our products. Many of the contract manufacturers we utilize are small companies with limited capital resources. In recent years we have consolidated contract manufacturers in the United States to obtain various benefits relating to price, quality, timeliness, service and efficiency. For example, during fiscal year 2005, we subcontracted approximately 80% of our U.S.-built board- level assemblies to Micro Dynamics Corporation, Montevideo, Minnesota. In addition, our German operation uses a single contract manufacturer for substantially all of its outsourced manufacturing. This concentration of manufacturing increases our vulnerability to any manufacturing or quality disruptions occurring at the contract manufacturer, which in turn could reduce our ability to make on-time shipments to our customers, reduce customer satisfaction, and increase our warranty costs. There is no assurance that we will not experience delays in obtaining product from contract manufacturers. If we must move our production to new contract manufacturers due to non-performance by current contract manufacturers, additional delays in obtaining product could be incurred, as qualifying new contract manufacturers is costly and time- consuming. If we are unable to meet our customers' delivery requirements due to delays in obtaining product from contract manufacturers, our sales and results of operations could be materially reduced. We also use contract manufacturers for a limited number of products with operations in low-cost locations, such as Asia. Those products may be subject to shipping and other delays resulting from the location of those fabrication facilities. These manufacturers are also subject to political, economic and regulatory risk similar to those arising from our international sales and operations generally, as described on page 11.

We are subject to order and shipment uncertainties that could harm our operating results. We typically sell our products pursuant to purchase orders that customers can cancel or defer delivery on short notice without incurring a significant penalty. Cancellations or deferrals could cause us to hold excess inventory that may not be salable to other customers on commercially reasonable terms, and which could reduce our profit margins, require inventory write downs, and restrict our ability to fund our

Table of Contents Link

operations. This risk is exacerbated by a current trend from our customers of requiring shorter lead times between placing an order with us and the shipment date. That typically necessitates an increase in our inventory of that product, raising the likelihood that upon cancellation or deferral, we may be holding greater amounts of inventory.

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

We enter into contracts with OEMs which typically provide for broad indemnification of the OEMs against allegations of infringements of intellectual property rights arising from our products, including costs of defense. We do not carry insurance covering any such claims. Any such claim or claims could materially harm our financial condition.

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

Risks Related to Our Financial Condition

Our success depends, in part, on our ability to identify, acquire and successfully integrate new businesses. A major element of our business strategy is to pursue acquisitions that either expand or complement our business. We have increased the scope of our operations through eleven acquisitions since 1992. Where business conditions permit, we intend to actively pursue acquisition opportunities whenever they arise. This acquisition strategy may pose additional risks to us, including:

  We might not be able to identify or acquire acceptable acquisition candidates on favorable terms, and in a timely manner. Many of the recent consolidation transactions in our industry have been at prices that exceed what we believe are prudent. If we are unable to find acceptable acquisition candidates, we may hold, as we currently do now, substantial amounts of cash that provide a low rate of return in the current interest rate environment.
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

Table of Contents Link

commercially reasonable terms, we may be required to reduce our operations and delay or terminate any potential acquisition plans, which would harm our ability to grow.

If our sales do not increase, or if they decline, we could experience difficulty in obtaining debt or equity financing. Contraction and declines in the markets we serve have had and may in the future have an adverse impact on our sales and income. We currently have a $20 million bank line of credit facility from Wells Fargo Bank National Association. We may require external financing in the future, and that financing may not be available on terms acceptable to management or at all. In the future, if our sales do not increase, or if they decline, it would likely impede our ability to raise funds through the sale of debt or equity securities.

Our future results are subject to the efficiency of our past and future consolidation efforts. We have consolidated operations in the past, including SBS Communications operating facilities previously based in Carlsbad, California. This consolidation included moving manufacturing, testing and support functions to the St. Paul, Minnesota, facility, and moving certain product design functions to the Mansfield, Massachusetts and Raleigh, North Carolina facilities in fiscal years 2003 and 2004. We may elect to consolidate other operations in the future. Failure to effect a consolidation efficiently could result in missed customer deliveries, higher costs, reductions in quality, and lost productivity on other important projects, any of which could adversely affect our future results of operations.

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

We may expend resources without receiving benefit from strategic alliances with third parties. From time to time, we enter into strategic alliances to deliver solutions to our customers. These alliances are typically formed to provide products or services that we do not provide in our core businesses. We may expend capital and resources on these alliances but may not receive any immediate or long-term return or economic benefit from them, thereby reducing our earnings.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business. Due to the specialized nature of our business, our future performance is highly dependent upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting and retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. In addition, if incentive programs we offer are not considered desirable by current and prospective employees, we could have difficulty retaining or recruiting qualified personnel. If we are unable to recruit and retain key employees, our product development, and marketing and sales could be harmed.

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

Exchange rate fluctuations could reduce our earnings when stated in U.S. Dollars. Substantially all of our U.S. export sales transactions to date have been denominated in United States dollars and substantially all sales transactions of our Germany operation have been denominated in Euros. Due to the growth in sales in Europe experienced by our Germany operation, a growing percentage of our overall sales transactions have been denominated in Euros. Some sales in the future may be

Table of Contents Link

denominated in other currencies, including the Canadian dollar. Any decline in the value of other currencies in which we make sales against the United States dollar, the Canadian dollar or the Euro, or any decline in the value of the Canadian dollar or the Euro against the United States dollar, will have the effect of decreasing our consolidated earnings when stated in United States dollars. In the future we may engage in hedging transactions to minimize the effect of the risks associated with these types of currency fluctuations; however, those hedging transactions could adversely impact our financial position and results of operations.

Our disclosure controls and internal control over financial reporting do not guarantee the absence of error or fraud. Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the CEO and CFO, do not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to Our Securities

Our common stock price can be volatile because of several factors, including a limited public float, which could impact our ability to raise capital. During the twelve-month period ended June 30, 2005, the sales price of our common stock fluctuated between $8.55 and $16.50 per share. We believe that the Company's common stock is subject to wide price fluctuations because of several factors, including:

  quarterly and annual fluctuations in our operating results, a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on the Company's stock price, announcements of new technologies by us, our competitors or customers, general conditions in the markets we serve,
  fluctuations in earnings of our competitors,
  changes in earnings estimates or investment recommendations by securities analysts, general volatility of the stock markets and the market prices of other publicly traded companies, economic disruptions due to terrorist activity or natural disasters, investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting, and investor sentiment regarding the valuation of technology companies generally.

Table of Contents Link

A lower stock value for SBS could make it more difficult to raise, or preclude us from raising, capital through sales of stock or other securities.

Item 2. Properties

We lease office and manufacturing space for our Americas Group in Albuquerque, New Mexico, Newark, California, Raleigh, North Carolina, St. Paul, Minnesota, Mansfield, Massachusetts, Waterloo, Ontario, Canada and Shenzhen, China, and for our Europe Group in Augsburg and Mindelheim, Germany. We are also obligated under a lease for our former facility in Carlsbad, California, (Americas Group) which we vacated in August 2003 and have subleased to a third party throughout the remaining term of the lease. Our standard practice is to obtain all of our facilities through operating leases. We maintain an insurance plan covering all our facilities and contents.

The Albuquerque, New Mexico leased facility consists of approximately 47,500 square feet located in a one-story, single-user building in a business park. This facility contains our corporate headquarters and houses sales, engineering and support functions for SBS Government, a part of the Americas Group segment. The facility consists of approximately 33,200 square feet of office space and approximately 14,300 square feet of laboratory and warehouse space. We moved into this building in June 2005. The term of the lease expires June 2015. The lease contains a right of first refusal to purchase the facility, a right of early termination exercisable on or after July 1, 2012, a right to expand the premises by 10,000 square feet on or before July 1, 2010, a right to contract within the premises by 10,000 square feet on or after July 1, 2010, and a right to extend the term for up to three additional five-year terms. We believe this facility will be sufficient to serve our needs through the term of the lease.

Our general purpose I/O engineering team is located in Newark, California. The facility, which contains approximately 13,500 square feet and is leased for a term expiring November 30, 2007, is a one-story, multi-tenant building in a business park. We believe this facility will be sufficient to serve our needs through the term of the lease.

Our Intel and PowerPC CPU sales and engineering functions are located in Raleigh, North Carolina, where we lease approximately 11,700 square feet of a one-story multi-tenant facility. The lease expires January 31, 2008, subject to one option to extend the term of the lease for three additional years. We believe this facility will be sufficient to serve our needs through the term of the lease.

Our St. Paul, Minnesota facility consists of approximately 43,650 square feet, located in a business park. This facility consists of approximately 18,850 square feet of office space occupied by certain sales, engineering, and support functions for SBS Communications, a part of the Americas Group segment, and 24,800 square feet of manufacturing and warehouse space utilized by our U.S. manufacturing center. In July 2005 we extended the term of the lease through January 2011. The lease as amended grants to us a right of first refusal to expand into adjacent unoccupied portions of the building and provides a right to extend the term by one additional three-year period. We believe this facility will be sufficient to serve our needs through the term of the lease.

Our Mansfield, Massachusetts facility is in a multi-story, multi-tenant building in a business park. The facility consists of approximately 17,000 square feet occupied by sales, engineering and support functions for SBS Communications, a part of the Americas Group segment. The lease expires July 31, 2010. The lease grants to us a right to extend the term of the lease by one additional five-year period. We believe this facility will be sufficient to serve our needs through the term of the lease.

Our Waterloo, Ontario, Canada facility consists of approximately 19,400 square feet of a two-story multi-tenant building located within a business park. This location includes office space, and engineering, assembly and test facilities for the operations of SBS Canada, a part of the Americas Group segment. The lease term expires November 30, 2006, subject to one option to extend the term of the lease for five additional years. We also have a right of first refusal to expand into any adjacent unoccupied portions of the building during the term of the lease. We believe this facility will be sufficient to serve our needs through the term of the lease.

Our Shenzhen, China facility consists of approximately 4,400 square feet of office space in a multi-story multi-tenancy building located within a high technology business area that houses certain sales and technical support personnel for SBS Technologies (Shenzhen) Limited, a part of the Americas Group. The lease term expires May 9, 2006, subject to three options to extend the term of the lease for two additional years each. We believe this facility will be sufficient to serve our needs through the term of the lease.

Our Augsburg, Germany facility is a six-floor building, consisting of approximately 37,500 square feet of office, test, packaging and support areas for the operations of KG, a part of the Europe Group. The lease expires January 31, 2011. We believe this

Table of Contents Link

facility will be sufficient to serve our needs through the term of the lease.

Our Mindelheim, Germany facility consists of approximately 6,200 square feet of a single-story multi-tenant building located within a business area, of which approximately 1,200 square feet is office space and approximately 5,000 square feet is manufacturing and warehouse space for the operations of ortec, a part of the Europe Group. The lease term expires August 31, 2008, subject to one option to extend the term of the lease for five additional years. We believe this facility will be sufficient to serve our needs through the term of the lease.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market price per share

The Company's common stock is traded on the NASDAQ Stock Market using the symbol SBSE. Quarterly market prices (as reported on the NASDAQ Stock Market) for the last two fiscal years were:

	2005		2004
Fiscal Quarters	High	Low	High	Low
First	$ 16.50	$ 9.07	$ 13.93	$ 9.17
Second	15.00	11.93	17.00	9.89
Third	14.57	10.56	17.75	14.30
Fourth	11.49	8.55	19.46	12.72

Record Holders

Based on data provided by SBS' transfer agent and The Depository Trust Company, management believes that as of August 25, 2005, the number of share owner accounts of record, as defined by Rule 12g5-1 of the Exchange Act, was approximately 212, at which date the closing market price of SBS' common stock was $9.50 per share.

Dividends

SBS has not paid any cash dividends on its Common Stock. Management's current policy is to retain earnings, if any, for use in SBS' operations and for expansion of the business. No dividend payments are anticipated in the foreseeable future (see "Management's Discussion and Analysis: Liquidity and Financial Condition").

Table of Contents Link

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

Issuer Purchases of Equity Securities

Not applicable.

Table of Contents Link

Item 6. Selected Financial Data

The following selected financial data for the years ended June 30, 2001 through June 30, 2005 have been derived from the audited consolidated financial statements of SBS. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report.

                                                                 Years ended June 30,
                                                  ---------------------------------------------------
                                                     2005      2004      2003        2002      2001
                                                  --------- --------- ---------   --------- ---------
                                                           (Thousands except per share data)
Statements of Operations Data:
  Sales......................................... $ 152,437   133,874   115,521     118,856   187,180
  Gross profit..................................    66,516    63,151    55,966      33,548    85,919
  Operating income (loss).......................     5,548     7,132     2,165     (38,412)   27,736
  Net income (loss).............................     4,424     5,193    (4,450)(a) (24,360)   17,184

Per Share Data:
  Net income (loss) per common share:
    Income (loss) before cumulative effect
      of change in accounting principle......... $    0.28      0.34      0.11 (a)   (1.67)     1.23
    Net income (loss)...........................      0.28      0.34     (0.30)      (1.67)     1.23

  Weighted average shares used in net income
    per share computations......................    15,567    15,146    14,605      14,559    13,926

  Net income (loss) per common share -
    assuming dilution:
      Income (loss) before cumulative effect
        of change in accounting principle....... $    0.28      0.34      0.11 (a)   (1.67)     1.14
      Net income (loss).........................      0.28      0.34     (0.30)      (1.67)     1.14

  Weighted average shares used in net income
    per share - assuming dilution computations..    15,718    15,477    14,630      14,559    15,123

Balance Sheet Data:
  Working capital............................... $  91,861    86,715    73,187      69,304    75,282
  Total assets..................................   152,458   145,136   128,610     125,648   147,172
  Total liabilities.............................    16,571    15,509    12,503      12,002    13,377
  Total stockholders' equity....................   135,887   129,627   116,107     113,646   133,795

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

Table of Contents Link

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We design and build open-architecture embedded computer products that enable OEMs to serve the government, commercial, and communications end markets. Embedded computer products are put inside or made part of larger systems to process information, control machines, move computer data between machines, and interact with people. The companies that use our products manufacture very sophisticated, expensive devices, such as MRI machines, flight simulators, wireless networks, fighter jets and industrial robots.

The SBS product line is strategically focused on embedded computing, and we serve virtually all parts of the market. We currently list more than 550 products in the product section of our website, www.sbs.com. We offer components like I/O modules, bus adapters, carrier cards, system enclosures, FPGA boards and single board computers, as well as network switches, blades and fully integrated systems. Many of these products are available in ruggedized versions, which can operate in conditions of extreme temperature, vibration, shock and humidity.

We serve a broad range of customers. We help our customers get to market faster, more reliably and more economically, by providing a wide range of standard and customized embedded computer products. Our products have application in diverse industries, including space and aviation, telecommunications, military and government, transportation, robotics, networking, broadcasting, wireless communications and medical imaging.

The embedded computer industry is highly competitive and fragmented. The size of the total addressable embedded computer market has been estimated by industry publications to be approximately $4 billion for board-level products, exclusive of complete embedded computer systems. This market is addressed by many competitors. No single competitor holds a dominant position in the embedded computer market.

We have grown because we understand our role in the embedded computing process: we make components which are part of larger, more complicated devices. As embedded computer applications expand, we broaden our product line to meet our customers' needs and to attract new customers. We invest in technology and customer service so that we can grow with our customers.

We have grown organically and through strategic acquisitions, acquiring companies that supplement our core competencies - a pattern we expect to continue. Our organic growth is driven by adding new products, improving existing products through our research and development program, and attracting new customers with our products and service. We have completed eleven acquisitions since 1992 that broadened our product offerings and our customer base.

Executive Summary

For the fiscal year 2005, sales increased 13.9%, even though we experienced fluctuations in our markets and delays in the start of production of several government programs. Our earnings were impacted by lower margins and our mid-year decision, due to market conditions, to further invest in our infrastructure to better address the government systems market and the Asian market. In addition, we made a significant investment in our recently announced AdvancedMC product family, which we believe places SBS in an excellent position in the emerging AdvancedTCA market. SBS is a product and technology company, and we will continue to focus our research and development efforts to provide solutions for our customers.

In November 2004, we announced strategic operating investments to pursue growth initiatives and take advantage of market conditions in the government and international markets. For our government systems opportunities, we increased our business development, program management and engineering teams to be more responsive to proposal requests, execute on engineering projects faster, and build stronger relationships with our customer base. To meet growing demand, we increased our sales and support staffing to more effectively address the Asian market.

During the fiscal year ended June 30, 2005 (fiscal 2005), we noted the following:

  Customer orders received and booked were $154.8 million, resulting in a book-to-bill ratio of 1.02 to 1.

  Book-to-bill ratio represents the net value of customer orders received and booked in the fiscal year divided by total sales.

Table of Contents Link

  Order backlog was $44.4 million as of June 30, 2005, compared to $42.1 million as of June 30, 2004;

  Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.

  Thirty-four design wins were achieved during fiscal 2005, consistent with the thirty-four achieved in fiscal 2004.

  Each reported design win represents an initial purchase order of a minimum of $100,000 and is forecasted to produce a minimum of $500,000 in sales annually when in production.

  By end market, the design wins included twenty-four in the government market, four in the commercial market and six in the communications market.

  During fiscal 2005, one communications market customer, Ericsson, represented approximately 16% of our total sales and one commercial market customer, Applied Materials, represented approximately 9% of our total sales. We had no other customer whose sales represented more than 5% of our total in fiscal 2005.

Financial Highlights

Select financial highlights during the year ended June 30, 2005 compared to the years ended June 30, 2004 and 2003 follows:

                                                 Fiscal Years Ended
                                   ---------------------------------------------------
                                           June 30,                 June 30,
Thousands (except                  --------------------     %      ---------     %
  per share amounts)                 2005       2004     change      2003     change
                                   ---------  --------- ---------  --------- ---------
Sales............................ $ 152,437  $ 133,874      13.9% $ 115,521      32.0%
                                   =========  =========            =========

Operating income (loss).......... $   5,548  $   7,132     -22.2% $   2,165     156.3%
                                   =========  =========            =========

Income (loss) before
  cumulative effect of change
  in accounting.................. $   4,424  $   5,193     -14.8% $   1,608     175.1%
                                   =========  =========            =========

Net income (loss)(*)............. $   4,424  $   5,193     -14.8% $  (4,450)    199.4%
                                   =========  =========            =========

Income (loss) per share
  before cumulative effect of
  change in accounting........... $    0.28  $    0.34     -17.6% $    0.11     154.5%
                                   =========  =========            =========

Net income (loss) per
  share - assuming
  dilution (**).................. $    0.28  $    0.34     -17.6% $   (0.30)    193.3%
                                   =========  =========            =========

Sales for fiscal 2005 were $152.4 million, a 13.9% increase from sales of $133.9 million for the prior year and an increase of 32.0% from sales of $115.5 million in fiscal 2003.

Operating income for fiscal 2005 was $5.5 million, which represents a decrease of approximately $1.6 million, or 22.2% from the fiscal 2004 balance, but represents an increase of 156.3% from the $2.2 million in fiscal 2003. Our earnings were impacted by lower margins, primarily a result of increased sales of lower margin production business, competitive pricing primarily from commercial and communications customers, and lower sales of the Company's quick- turn, higher margin business, together with our mid-year decision to further invest in our infrastructure to better address the government systems market and the Asian market. In addition, we made a significant investment in our recently announced AdvancedMC product family, which we believe places SBS in an excellent position in the emerging AdvancedTCA market.

Net income for fiscal 2005 was $4.4 million, compared with net income of $5.2 million for the prior fiscal year and a net loss of ($4.4) million in fiscal year 2003.

Table of Contents Link

* The financial results for the fiscal year ended June 30, 2004 included restructuring costs of approximately $2.4 million associated with the closure of the Carlsbad, California facility, which negatively impacted net income.

* The financial results for the fiscal year ended June 30, 2003 included a transitional goodwill impairment charge of $6.1 million, net of tax, which was reported as a cumulative effect of change in accounting principle, as a result of our adoption of SFAS 142 effective on July 1, 2002.

Net income per share - assuming dilution for fiscal 2005 was $0.28, compared with $0.34 for fiscal 2004, and compared with income per common share - assuming dilution before the cumulative effect of change in accounting for goodwill of $0.11 and net loss per common share - assuming dilution of $(0.30) for fiscal year 2003.

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

** The financial results for the fiscal year ended June 30, 2003 included a transitional goodwill impairment charge of $6.1 million (or ($0.41) per common share), net of tax, which was reported as a cumulative effect of change in accounting principle, as a result of our adoption of SFAS 142 effective on July 1, 2002.

For a more complete analysis of the financial results, see "Results of Operations" below.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use estimates when we account for items such as inventory, allowances for uncollectible accounts receivable, depreciation and amortization periods for property and equipment and certain identifiable intangible assets, goodwill and intangible asset impairment analysis, and income taxes (see Note 1 to SBS' consolidated financial statements). These estimates and assumptions are based upon our continuous evaluation of historical results and anticipated future events. Actual results could differ from these estimates under different assumptions or conditions.

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

  Revenue Recognition. Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements. Revenue from product sales is recognized upon shipment to customers, provided we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Our standard terms and conditions contain the shipping terms of FOB shipping point, which provide for transfer of title and risk of loss upon our delivery to the carrier. Where customer acceptance provisions exist, we defer revenue recognition until acceptance by the customer unless we demonstrate the product meets the customer specified criteria upon shipment provided all other revenue recognition criteria were met.

  Inventory Valuation. We record inventory write-downs based on estimates of obsolete or unmarketable inventory, taking into account historical usage, forecasted future demand, and general market conditions. Write-downs may also be recorded based on our decision to discontinue the marketing of certain products or product lines. If our forecasts are incorrect, market conditions deteriorate, or we decide to exit other product lines, further inventory write- downs may be required which result in an increase to cost of sales and reduced gross profit. If market conditions or demand are better than expected, we may sell inventories that have been previously written down, resulting in reduced or zero cost of sales and improved gross profit.

Table of Contents Link

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

  Goodwill. We test goodwill for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount which the unit as a whole could be bought or sold in a current transaction between willing parties. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. We estimate the fair values of our reporting units using discounted cash flow and public company market multiple valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. If that occurs, we are required to complete the second step of the goodwill impairment test to determine whether the unit's goodwill is impaired. The second step of the goodwill impairment test, if necessary, is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit's goodwill exceeds its implied fair value. If an impairment loss is recognized, the implied fair value of the reporting unit's goodwill becomes the new cost basis of the unit's goodwill.

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

  Income Taxes. Our estimate of current and deferred income taxes reflects our assessment of current and future taxes to be paid or received on items reflected in the financial statements, giving consideration to the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Estimates of current income taxes include benefits for items such as general business and other credits, U.S. sales to foreign jurisdictions, and utilization of foreign tax credits. Actual income taxes may vary from our estimates due to future changes in tax laws or because of a review of our tax returns by taxing authorities, which may result in an increase or decrease to income tax expense. We must also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is determined not to be more likely than not, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of June 30, 2005, excluding certain operating loss and tax credit carryforwards for U.S. State income purposes and certain foreign jurisdictions, we believe our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover the deferred tax assets, our tax provision would increase in the period we determine that recovery is no longer more likely than not.

Acquisitions

We made no acquisitions during the fiscal years ended June 30, 2005 and 2004. During the fiscal year ended June 30, 2003, we completed the acquisitions described below. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of the acquired companies have been combined with SBS' since the date of the acquisition. The purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values with goodwill, if any, representing the excess of the purchase price over the fair value of the net assets acquired.

Table of Contents Link

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

The aggregate purchase price of $6.2 million, including acquisition costs of $0.6 million, was paid in cash and shares of SBS common stock valued at $3,574,020. The value of the 386,940 shares of SBS common stock was determined based on the average market price of SBS' common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. In conjunction with the purchase price allocation, the estimated fair value of identifiable intangible assets, specifically a core technology asset valued at $970,000 and a covenant not-to-compete valued at $1.2 million, was based on an assessment of their fair value determined by management, and goodwill of approximately $3.5 million was recorded which is not deductible for tax purposes. During the year ended June 30, 2004, we received an income tax refund that exceeded the amount recorded at acquisition by $104,000, which was recorded as a reduction to goodwill. The identifiable intangible assets will be amortized over a period of 5 years based on the estimated economic useful life of the core technology asset and the contractual period of the covenant.

Results of Operations

The following table sets forth, for the fiscal years ended June 30, 2005, 2004 and 2003, certain operating data, including balances, as a percentage of sales:

                                                                       Years ended June 30,
                                                        ------------------------------------------------------
Dollars in thousands                                        2005%          2004%           2003%
                                                        --------- ------   --------- ------   --------- ------

Sales................................................. $ 152,437  100.0% $ 133,874  100.0% $ 115,521  100.0%
Cost of sales:
  Cost of products sold...............................    84,379   55.4%    69,145   51.6%    58,002   50.2%
  Amortization of intangible assets...................     1,542    1.0%     1,578    1.2%     1,553    1.4%
                                                        --------- ------   --------- ------   --------- ------
    Total cost of sales...............................    85,921   56.4%    70,723   52.8%    59,555   51.6%
                                                        --------- ------   --------- ------   --------- ------
Gross profit..........................................    66,516   43.6%    63,151   47.2%    55,966   48.4%

Selling, general and administrative expense...........    35,746   23.4%    32,504   24.3%    33,608   29.1%
Research and development expense......................    24,919   16.3%    20,552   15.4%    18,077   15.6%
Employee severance and consolidation costs............        --     -- %     2,400    1.8%     1,729    1.5%
Amortization of intangible assets.....................       303    0.3%       563    0.4%       387    0.3%
                                                        --------- ------   --------- ------   --------- ------
Operating income......................................     5,548    3.6%     7,132    5.3%     2,165    1.9%
                                                        --------- ------   --------- ------   --------- ------
Interest and other income, net........................       941    0.6%       634    0.5%       434    0.4%
Foreign exchange losses...............................       (77)   0.0%      (348)  (0.3)%      (207)  (0.2)%
                                                        --------- ------   --------- ------   --------- ------
                                                             864    0.6%       286    0.2%       227    0.2%
                                                        --------- ------   --------- ------   --------- ------
Income before income taxes and cumulative
    effect of change in accounting principle..........     6,412    4.2%     7,418    5.5%     2,392    2.1%
Income tax expense....................................     1,988    1.3%     2,225    1.6%       784    0.7%
                                                        --------- ------   --------- ------   --------- ------
Income before cumulative effect of
    change in accounting principle....................     4,424    2.9%     5,193    3.9%     1,608    1.4%
Cumulative effect of change in accounting
    principle (net of income tax benefit of $3,412)...        --     -- %        --     -- %    (6,058)  (5.2)%
                                                        --------- ------   --------- ------   --------- ------
Net income (loss)..................................... $   4,424    2.9% $   5,193    3.9% $  (4,450)  (3.9)%
                                                        ========= ======   ========= ======   ========= ======

Table of Contents Link

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

(References to fiscal 2005 and fiscal 2004 relate to the fiscal years ended on June 30)

Sales

Our total sales during the fiscal year ended June 30, 2005 compared to the year ended June 30, 2004 follows:

                                            Fiscal Years Ended
                                   -------------------------------
                                          June 30,
                                   --------------------     %
Thousands                            2005       2004     change
                                   ---------  --------- ---------
Sales............................ $ 152,437  $ 133,874      13.9%
                                   =========  =========

For fiscal 2005, sales increased $18.6 million compared to fiscal 2004, of which approximately $3.2 million was the result of changes in currency exchange rates used to translate our Europe Group financial statements to U.S. dollars. During fiscal 2005, sales to one communications customer (Ericsson) increased 137%, or approximately $14 million (including the impact of changes in currency exchange rates used to translate our Europe Group financial statements to U.S. dollars), from fiscal 2004 sales levels, and sales to one commercial customer (Applied Materials) increased 7%, or approximately $1 million, from fiscal 2004 sales levels.

Sales by end market for fiscal 2005 compare to fiscal 2004 and 2003 as indicated below:

                                           SALES BY END MARKET
                                          (dollars in thousands)

                          June 30,   % of    June 30,   % of    June 30,   % of
                            2005     total     2004     total     2003     total
                          --------- -------  --------- -------  --------- -------
Fiscal years ended:
  Government............ $  67,872      45% $  67,944      51%    60,465      52%
  Commercial............    41,068      27%    39,924      30%    37,689      33%
  Communications........    43,497      28%    26,006      19%    17,367      15%
                          --------- -------  --------- -------  --------- -------
Total................... $ 152,437     100% $ 133,874     100%   115,521     100%
                          ========= =======  ========= =======  ========= =======

For the year ended June 30, 2005, sales to government customers were relatively unchanged from fiscal 2004 levels. Sales to commercial customers increased 2.9% and sales to communications customers increased 67.3%, both compared with the prior fiscal year. A significant percent of the increase in sales to communications customers was the result of the increase in sales to Ericsson during fiscal 2005.

Looking forward, based on our forecasts, we expect that a significant amount of our revenue growth for fiscal year 2006 will occur in the second half of the fiscal year. This is due to two primary factors: we expect revenues from AdvancedMC products to begin to ramp up during the later part of the fiscal year, and based on customers' forecasts, we expect that orders for military systems will increase as we progress through the fiscal year. In addition, for fiscal year 2006, we expect sales to Ericsson to continue at approximately the same dollar sales level compared to fiscal year 2005. For the fiscal year ending June 30, 2006, we expect revenue to be between $165 million and $175 million; however, actual results may vary. In addition, based on our backlog and our customers' forecasts, we expect revenue for the quarter ending September 30, 2005 to be between $35 million and $37 million; however, actual results may vary. For the past several years, the September quarter has been the lowest sales quarter of the fiscal year, and we expect this to continue.

Table of Contents Link

Gross Profit

Gross profit during fiscal 2005 compared to fiscal 2004 follows:

                                             Fiscal years ended
                                      -----------------------------------
                                             June 30,
                                      ----------------------  Increase/
Thousands                                 2005        2004    (decrease)
                                      ----------  ----------  ----------
Gross profit........................ $   66,516  $   63,151       3,365
                                      ==========  ==========  ==========
Gross profit as a percent of sales:
  Cost of products sold.............       55.4%       51.6%
  Intangible asset amortization.....        1.0%        1.2%
                                      ----------  ----------
    Gross profit....................       43.6%       47.2%
                                      ==========  ==========

Gross profit in fiscal 2005 increased $3.4 million, or 5.3%, from fiscal 2004 levels. Gross profit as a percent of sales for the year ended June 30, 2005, decreased from fiscal 2004 levels principally as a result of increased sales of lower margin production business, competitive pricing primarily from commercial and communications customers, and lower sales of our quick-turn, higher margin business. For the fiscal year ending June 30, 2006, based on the sales mix included in our forecasts, we currently anticipate gross profit as a percentage of sales to range from 40% to 45%; however, actual results may vary.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the fiscal year ended June 30, 2005 as compared to fiscal 2004 follows:

                                            Fiscal years ended
                                      ----------------------------------
                                             June 30,
                                      ----------------------  Increase/
Thousands                                 2005        2004    (decrease)
                                      ----------  ----------  ----------
SG&A expense........................ $   35,746  $   32,504  $    3,242
                                      ==========  ==========  ==========

As a percent of sales...............       23.4%       24.3%
                                      ==========  ==========

For the year ended June 30, 2005, SG&A expense increased 10.0%, compared to the prior fiscal year, due primarily to our mid-year decision to invest in our infrastructure to pursue opportunities in the government systems market and the Asian market. Costs associated with the execution of our Sarbanes-Oxley Section 404 documentation and testing requirements in fiscal 2005 also contributed to the increase in costs when compared to fiscal 2004. As a result of increased sales, although SG&A expenses increased in fiscal 2005, SG&A expense as a percentage of sales declined slightly in fiscal 2005 compared with fiscal 2004.

Research and Development Expense

Research and development (R&D) expense during fiscal 2005 as compared to the fiscal year ended June 30, 2004 follows:

                                            Fiscal years ended
                                      ----------------------------------
                                             June 30,
                                      ----------------------  Increase/
Thousands                                 2005        2004    (decrease)
                                      ----------  ----------  ----------
R&D expense......................... $   24,919  $   20,552  $    4,367
                                      ==========  ==========  ==========

As a percent of sales...............       16.3%       15.4%
                                      ==========  ==========

Increasing our intellectual property continues to represent a key element of our growth strategy. During fiscal 2005, we introduced forty-two new products, including eight new AdvancedMC products, announced in June 2005, that address the emerging AdvancedTCA segment of the communications end market. Research and development expenses fluctuate from period to period throughout the life cycle of our research and development efforts and we expect these fluctuations to continue.

Table of Contents Link

For the year ended June 30, 2005, R&D expense increased 21.2%, compared to the prior fiscal year, due primarily to the timing of outside development costs and our mid-year decision to invest in our infrastructure to pursue opportunities in the government systems market and our investment in the recently announced AdvancedMC product line. While R&D expense as a percentage of sales increased 0.9% from fiscal 2004 levels to 16.3%, fiscal 2005 expenses were in line with our current development plans.

Employee Severance and Consolidation Costs

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company's St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. The total employee severance and consolidation costs incurred as a result of the consolidation were approximately $3.5 million. The total costs include employee severance and related costs recorded over the remaining service period, consolidation costs recorded as incurred, lease termination costs recorded on the cease use date (all in accordance with SFAS 146), and leasehold improvement impairment charges recorded as a result of the announcement in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The following table summarizes the accounting for the consolidation of the Company's Carlsbad, California facility:

Thousands                                            Employee       Property      Lease
                                                   severance and      and      termination     Other
Description                                        related costs   equipment      charge       costs      Total
------------------------------------------------  ---------------  ----------  ------------  ---------  ----------
Quarter ended June 30, 2003
  Employee severance and consolidation costs.... $           290  $      841  $         --  $      --  $    1,131
  Cash payments.................................             (66)         --            --         --         (66)
  Write-offs....................................              --        (841)           --         --        (841)
                                                  ---------------  ----------  ------------  ---------  ----------
Accrued at June 30, 2003........................             224          --            --         --         224

Year ended June 30, 2004
  Employee severance and consolidation costs....             470          --         1,400        530       2,400
  Cash payments.................................            (694)         --          (530)      (530)     (1,754)
                                                  ---------------  ----------  ------------  ---------  ----------
Accrued at June 30, 2004........................              --          --           870         --         870

Year ended June 30, 2005
  Cash payments.................................              --          --          (446)        --        (446)
                                                  ---------------  ----------  ------------  ---------  ----------
Accrued at June 30, 2005........................ $            --  $       --  $        424  $      --  $      424
                                                  ===============  ==========  ============  =========  ==========

The lease termination charge, recorded on the cease use date as a result of closure of the Company's Carlsbad, California facility, represents the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining costs represent lease obligations expected to be paid through April 2006.

Amortization of Intangible Assets

For the fiscal year ended June 30, 2005, amortization of intangible assets was $0.3 million, compared to $0.6 million for fiscal 2004. Amortization expense decreased in fiscal 2005 due to the completion of the amortization of identifiable intangible assets recorded in connection with the acquisition of SDL Communications in April 2000.

Interest and Other Income, Net

For the year ended June 30, 2005, net interest and other income of $941,000, represented primarily interest income associated with increased cash balances. Excluding the interest received in September 2003 (fiscal 2004) in connection with income tax refunds of payments made in prior periods of approximately $250,000, net interest and other income increased from fiscal 2004 levels primarily as a result of increased cash balances and higher interest rates during fiscal 2005.

Foreign Exchange Losses

For fiscal 2005 and 2004, foreign exchange losses of $77,000 and $348,000, respectively, represent primarily realized and unrealized losses on certain inter-company transactions that are denominated in non-functional currencies due to changes in currency exchange rates as a result of the weakening of the U.S. dollar during fiscal 2005 and 2004.

Table of Contents Link

Income Tax Expense

For the year ended June 30, 2005 and 2004, income tax expense was recorded using worldwide effective tax rates of 31.0% and 30.0%, respectively. The change in the estimated worldwide effective income tax rate was due principally to the impact of a shift in the mix of pre-tax income from domestic and foreign sources together with the completion, by the German tax authorities, of the audit of our statutory tax returns from fiscal 1998 through fiscal 2002, during the fourth quarter of fiscal 2005. Our annual worldwide effective tax rate for fiscal 2005 includes the impact, excluding foreign dividend repatriation, of the recently enacted Americans Jobs Creation Act of 2004 (the Act), which was signed into law by the U.S. President in October 2004. We continue to evaluate the potential impact of the dividend repatriation provisions of the Act on our annual worldwide effective tax rate. For the fiscal year ending June 30, 2006, we currently expect a worldwide effective tax rate of 35%.

In assessing the realizability of the Company's net deferred tax asset of approximately $16.9 million at June 30, 2005, management considers projected future sources of taxable income together with tax planning strategies. As of June 30, 2005, the valuation allowance, which increased approximately $1.8 million during fiscal 2005, applies to certain U.S. State and foreign operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 2005.

SBS generally does not record deferred income taxes on the undistributed earnings of its foreign subsidiaries in accordance with the indefinite reversal criterion in APB Opinion No. 23, "Accounting for Income Taxes - Special Areas", because the Company currently does not expect those unremitted earnings to reverse and become taxable in the foreseeable future. Upon distribution of these earnings, which amounted to approximately $34.6 million at June 30, 2005, SBS may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

Earnings Per Share

For the year ended June 30, 2005, net income per common share and net income per common share - assuming dilution were $0.28, compared to net income per common share and net income per common share - assuming dilution of $0.34 during the prior fiscal year.

Review of Business Segments

We are engaged in the design, research, development, integration and production of embedded computer products and we operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who report directly to our Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of our operations based in the United States, Canada, and Shenzhen, China. This includes the sales, engineering and test activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing and assembly operations located in St. Paul, Minnesota and Albuquerque, New Mexico; and the sales and technical support activities based in Shenzhen, China. The Europe Group consists of our operations based in Germany which include the sales, engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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

Table of Contents Link

AMERICAS GROUP

                                             Fiscal Years Ended
                                       -------------------------------
                                              June 30,
                                       --------------------     %
Thousands                                2005       2004     change
                                       ---------  --------- ---------
Sales to External Customers.......... $  96,384  $  97,066      -0.7%
                                       =========  =========

Segment Profit ...................... $   7,037  $  12,864     -45.3%
                                       =========  =========

Sales to External Customers. For the year ended June 30, 2005, sales to external customers were relatively unchanged from fiscal 2004 levels. Looking forward, based on our forecasts, we expect to see an increase in sales in the Americas Group in fiscal 2006, and a significant amount of such revenue growth will occur in the second half of the fiscal year; however, actual results may vary. This is due to two primary factors: we expect revenues from AdvancedMC products to begin to ramp up during the later part of the fiscal year, and based on customers' forecasts, we expect orders for domestic military systems will increase as we progress through the fiscal year.

Segment Profit. Segment profit decreased $5.8 million, or 45.3%, for the year ended June 30, 2005, compared to the prior fiscal year. Segment profit in fiscal 2005 decreased from fiscal 2004 levels primarily as a result of decreased gross profit as a result of a change in sales mix due to a higher proportion of sales of lower margin products in relation to total sales, together with increased SG&A and R&D expenses as discussed previously. The increased SG&A expenses were due primarily to our mid-year decision to invest in our infrastructure to pursue opportunities in the government systems market and the Asian market, together with costs associated with the execution of our Sarbanes-Oxley Section 404 documentation and testing requirements in fiscal 2005. The increased R&D expenses were due primarily to the timing of outside development costs and our mid-year decision to invest in our infrastructure to pursue opportunities in the government systems market as well as our investment in eight new AdvancedMC products, announced in June 2005. The decrease in segment profit in fiscal 2005 excludes the impact of approximately $2.4 million of employee severance and consolidation costs recorded in fiscal 2004 from the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003. For these reasons, segment profit as a percentage of sales to external customers decreased to 7.3% for fiscal 2005, compared with 13.3% for fiscal 2004. With the targeted investments we have made, we believe, as of June 30, 2005, our infrastructure is now in place for leveraged growth. As a result, with the expected increase in sales in fiscal 2006 for the Americas Group, we anticipate an increase in segment profit as a percentage of sales to external customers however, actual results may vary.

EUROPE GROUP

                                             Fiscal Years Ended
                                       -------------------------------
                                              June 30,
                                       --------------------     %
Thousands                                2005       2004     change
                                       ---------  --------- ---------
Sales to External Customers.......... $  56,053  $  36,808      52.3%
                                       =========  =========

Segment Profit....................... $  12,984  $   7,540      72.2%
                                       =========  =========

Sales to External Customers. The Group's sales to external customers increased $19.2 million in fiscal 2005 compared to fiscal 2004. This increase is primarily due to the $14.0 million in additional sales to Ericsson (which include the impact of changes in foreign currency exchange rates) in fiscal 2005 compared to fiscal 2004, and approximately $3.2 million resulting from changes in currency exchange rates used to translate the Group's financial statements to U.S. dollars.

Segment Profit. For the year ended June 30, 2005, segment profit increased $5.4 million, or 72.2%, compared to the prior year, due primarily to the increase in sales and gross profit, which more than offset increases in SG&A and R&D expenses commensurate with the growth in the business. For these reasons, segment profit as a percentage of sales to external customers increased to 23.2% for fiscal 2005, compared to 20.5% for fiscal 2004.

Table of Contents Link

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

(References to fiscal 2004 and fiscal 2003 relate to the fiscal years ended on June 30)

Sales

Our total sales during the fiscal year ended June 30, 2004 compared to the year ended June 30, 2003 follows:

                                            Fiscal Years Ended
                                   -------------------------------
                                          June 30,
                                   --------------------     %
Thousands                            2004       2003     change
                                   ---------  --------- ---------
Sales............................ $ 133,874  $ 115,521      15.9%
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

Sales by end market for fiscal 2004 compared to fiscal 2003 and 2002 as indicated below:

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

Gross Profit

Gross profit during fiscal 2004 compared to fiscal 2003 follows:

                                             Fiscal years ended
                                      -----------------------------------
                                             June 30,
                                      ----------------------  Increase/
Thousands                                2004        2003     (decrease)
                                      ----------  ----------  ----------
Gross profit........................ $   63,151  $   55,966       7,185
                                      ==========  ==========  ==========
Gross profit as a percent of sales:
  Cost of products sold.............       51.6%       50.2%
  Intangible asset amortization.....        1.2%        1.4%
                                      ----------  ----------
    Gross profit....................       47.2%       48.4%
                                      ==========  ==========

Table of Contents Link

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
                                ==========  ==========

For the year ended June 30, 2004, R&D expense increased 13.7%, compared to the prior fiscal year, due primarily to the costs added as a result of the acquisition of SBS Canada in June 2003. Increasing our intellectual property is a key element of our growth strategy. During fiscal 2004, we introduced thirty-seven new products as we continue to implement this segment of our strategy. Research and development expenses fluctuate from period to period throughout the life cycle of our research and development efforts. As a percentage of sales, R&D expense during fiscal 2004 was in line with our development plans and remained consistent with fiscal 2003 levels.

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

Table of Contents Link

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

Amortization of Intangible Assets

For the fiscal year ended June 30, 2004, amortization of intangible assets was $0.6 million, compared to $0.4 million for fiscal 2003. Amortization expense increased in fiscal 2004 due to the amortization of the purchased identifiable intangible assets recorded in connection with the acquisition of SBS Canada (formerly Avvida Systems) in June 2003.

Interest and Other Income, Net

For the year ended June 30, 2004, net interest and other income of $634,000, included interest received in September 2003 in connection with income tax refunds of payments made in prior periods of approximately $250,000. Excluding the interest on the tax refunds in fiscal 2004, net interest and other income represented primarily interest income associated with increased cash balances, which declined from fiscal 2003 levels as a result of lower interest rates.

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

Table of Contents Link

Review of Business Segments

As a result of changes in management responsibility, our desire to enhance our regional-based sales and service to our European customers and the June 2003 acquisition of SBS Canada (formerly Avvida Systems), we changed are reportable segments to a structure based on geographic markets. This change has enabled management to focus on regional market development, alignment of sales channels with customers' product needs, and enhancement of customer service and satisfaction.

We are engaged in the design, research, development, integration and production of embedded computer products and we operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who report directly to our Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of our operations based in the United States, Canada, and Shenzhen, China. This includes the sales, engineering, and test activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing and assembly operations located in Albuquerque, New Mexico and St. Paul, Minnesota; and the sales and technical support activities based in Shenzhen, China. The Europe Group consists of our operations based in Germany which include the sales, engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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
                                       =========  =========

Sales to External Customers. For the year ended June 30, 2004, sales to external customers increased approximately $2.8 million, or 3.0%, compared to the prior fiscal year, as unit shipments increased across all the Group's product lines, with the exception of telecommunications product shipments which declined from prior year levels. The Group's sales to external customers for the year ended June 30, 2004 excludes approximately $3.5 million of sales to European customers as a result of our decision to transfer the sales and support for these customers to our German operations. For fiscal 2004, these sales are included in the Europe Group. Sales contributed by the acquisition of SBS Canada (formerly Avvida Systems) in June 2003 were approximately $1.1 million for the year ended June 30, 2004.

Segment Profit. Segment profit increased $2.8 million, or 27.7%, for the year ended June 30, 2004, compared to the prior fiscal year. Segment profit in fiscal 2004 increased over fiscal 2003 levels as a result of a change in sales mix to higher margin products, together with reduced SG&A expenses due to management actions taken as a result of market conditions impacting SBS during fiscal 2003 and 2002. In addition, segment profit in fiscal 2004 was unfavorably impacted by approximately $2.4 million of employee severance and consolidation costs recorded from the consolidation of our communications operations that resulted in the closure of our Carlsbad, California facility in August 2003. This compares to approximately $1.7 million of employee severance and consolidation costs recorded during fiscal 2003, of which $1.1 million was due to our announcement to consolidate our communications operations resulting in the closure of our Carlsbad, California facility during the fourth fiscal quarter of 2003, $412,000 of employee severance costs due to workforce reductions implemented as a result of the depressed market conditions impacting our communications market customers throughout fiscal 2003, and $186,000 of lease termination costs as a result of our decision to exit certain locations during 2003. For these reasons, segment profit as a percentage of sales to external customers increased to 13.3% for fiscal 2004, compared with 10.7% for fiscal 2003.

Table of Contents Link

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
                                       =========  =========

Sales to External Customers. Unit shipments of the Group's products increased resulting in increased sales to external customers. For the fiscal year ended June 30, 2004, sales to external customers increased $15.6 million, compared to the prior fiscal year, of which approximately $2.7 million was the result of changes in currency exchange rates used to translate the Group's financial statements to U.S. dollars. The Group's sales to external customers for fiscal 2004 included approximately $3.5 million of sales resulting from our decision to transfer the sales and support for our European customers to our German operations.

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

Our cash balance of $55.2 million at June 30, 2005 represents an increase of $7.3 million during the year ended June 30, 2005. Net cash flows from operating activities and proceeds from the exercise of employee stock options were the principal sources of funding, and cash was used for a mix of activities, including working capital needs and capital expenditures. We anticipate that this trend will continue in the fiscal year ending June 30, 2006, however, future cash inflows as a result of employee stock option exercises are difficult to predict.

Cash Flows

Changes to our cash balance during the years ended June 30, 2005, 2004 and 2003 follow:

Comparison of Condensed
Consolidated Statements of Cash Flows

                                                                  Years Ended June 30,
                                                            ----------------------------------
                                                               2005        2004        2003
                                                            ----------  ----------  ----------
Cash Flow Provided by (Used in)                                            Thousands
   Operating activities..................................  $    9,796       8,289      16,832
   Investing activities..................................      (3,537)     (3,283)     (4,390)
   Financing activities..................................       1,374       5,646        (456)
   Net effect on cash from:
      Exchange rates.....................................        (381)        161         333
      Cumulative effect of change in accounting
         principle (included in operating activities)....          --          --       6,058
                                                            ==========  ==========  ==========

Operating Activities

Cash flows from operating activities were principally the result of SBS' net income, changes in working capital and the impact of non-cash and non-operating activities, including depreciation and amortization of $5.7 million in fiscal 2005.

Table of Contents Link

The significant drivers of the changes in working capital during fiscal 2005 were as follows:

  The increase in accounts receivable used operating cash of $4.1 million, prior to foreign currency translation adjustments of $0.3 million, due principally to the growth in sales.
  The decrease in inventory provided operating cash of $4.5 million, prior to foreign currency translation adjustments of less than $0.1 million, due principally to our efforts to reduce required inventory levels during fiscal 2005.
  The increase in income taxes payable, net of the increase in our deferred tax assets, provided cash from operations of approximately $1.9 million in fiscal 2005.
  Excluding the increase in income taxes payable, our total liabilities decreased by approximately $2.0 million, in fiscal 2005, due primarily to the timing of payments, and we continue to have no bank debt as of June 30, 2005.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures necessary to support the growth of our business and to enhance the productivity of our operations. During fiscal 2005, we used $3.5 million for the purchase of property and equipment, consistent with our plans.

Financing Activities

We received proceeds of $1.4 million from the issuance of common stock associated with the exercise of employee stock options in fiscal 2005.

Exchange Rates

Changes in foreign currency exchange rates impacted beginning cash balances during the year ended June 30, 2005 by approximately ($381,000). Due to the Company's international operations, where transactions are recorded in functional currencies other than the U.S. dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period results in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

Cash Requirements

On March 30, 2005, we entered into a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The credit agreement provides for borrowings for working capital and general corporate purposes of up to $20 million and any outstanding borrowings are due and payable in full on March 28, 2006. The Credit Agreement is secured by a first priority lien in substantially all assets of SBS. Interest on borrowings is set forth in each promissory note executed under the terms of the Credit Agreement which are either payable on a variable basis at the Wells Fargo Bank prime rate or payable for a fixed rate term of either one, two or three months at a rate of LIBOR plus 1.75%.

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

Table of Contents Link

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

In addition, under the terms of the Credit Agreement, we are required to maintain our primary operating accounts with Wells Fargo Bank or maintain a balance of not less than $20 million on deposit with the bank. As of June 30, 2005, we had not completed the transition of our primary operating accounts to Wells Fargo Bank; however, our balance on deposit with the bank was in excess of $20 million.

As of the date of this report, we have no borrowings outstanding under the Credit Agreement and we were in compliance with all financial covenants required under the terms of the amended Credit Agreement as of June 30, 2005.

We believe the funds available under the revolving line of credit agreement and our internally generated cash flows will provide us with sufficient capital resources and liquidity to manage our operations, meet our contractual obligations, and fund capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible that we could require additional external financing in the future and that the financing may not be available on terms acceptable to us or at all.

Capital Resources

As of the date of this report, we do not have any material capital expenditure commitments.

Contractual Obligations

We are committed under non-cancelable operating leases for buildings and equipment that expire at various dates through fiscal 2015. The following is a schedule of our contractual obligations at June 30, 2005:

                                     CONTRACTUAL OBLIGATIONS

                             Payments due by fiscal years ending June 30,
                         ----------------------------------------------------
                                               2007 -     2009 -    2011 and
Thousands                  Total      2006      2008       2010      beyond
-----------------------  ---------  --------- ---------  ---------  ---------
Operating lease
   obligations......... $  13,318      2,353     3,656      3,234      4,075
                         ---------  --------- ---------  ---------  ---------
Total.................. $  13,318      2,353     3,656      3,234      4,075
                         =========  ========= =========  =========  =========

Off-Balance Sheet Arrangements

As of June 30, 2005, we had no transactions that would be considered off- balance sheet arrangements in accordance with the definition under SEC rule.

Inflation

For the periods ended June 30, 2005, 2004 and 2003, we experienced no significant impact from inflation.

Table of Contents Link

Business Outlook

Consistent with our press release dated August 9, 2005, fiscal year 2005 was a year of mixed results, but overall we are pleased with the long-term partnerships we are building with our customers, and we are excited about our future. With the targeted investments we have made, we believe our infrastructure is now in place for leveraged growth. We are executing our strategy, which we believe will deliver growth in sales and earnings over the next several years.

In fiscal 2005, we introduced our AdvancedMC product line for communications applications. As a result of meetings with customers, and the industry focus on the emerging AdvancedTCA market, we believe we have developed the right products. The agreement with IBM® to develop an AdvancedMC carrier card for IBM eServer® BladeCenter™ systems capable of using up to four AdvancedMC modules, which we announced in June 2005, is an example of the type of applications we are pursuing. The agreement will allow us to sell the SBS carrier card along with our AdvancedMC solutions to IBM server customers in all markets. Since we announced our AdvancedMC product line at SUPERCOMM® in June 2005, we have generated interest from customers as measured by increased leads and web site inquiries.

Additionally, we have had great success in achieving design wins in the government military systems market. Our systems are now recognized by customers as being a cost effective open standard based solution for both flight and mission computer applications. We believe we will continue to close new design wins; and since many of our existing design wins have completed the development and qualification phase, we expect to see an increase in production orders in fiscal year 2006; however, actual results may vary. Increasing our presence in the government military systems market is a key element of our growth strategy.

In the commercial market, we are pursuing opportunities by focusing our business development efforts on semiconductor manufacturing equipment, image processing, and medical electronics applications. These are segments of the commercial market that require high performance solutions which we believe are a good fit for our product portfolio.

Looking forward, based on our forecasts, we expect that a significant amount of our revenue growth for fiscal year 2006 will occur in the second half of the fiscal year. This is due to two primary factors: we expect revenues from AdvancedMC products to begin to ramp up during the later part of the year, and based on customers' forecasts, orders for military systems will increase as we progress through the fiscal year. In addition, for fiscal year 2006, we expect sales to Ericsson to continue at approximately the same dollar sales level compared to fiscal year 2005. For fiscal year 2006, we expect revenue between $165 million and $175 million; however, actual results may vary. In addition, based on our backlog and our customers' forecasts, we expect revenue for the first quarter of fiscal year 2006 ending September 30, 2005 to be between $35 million and $37 million; however, actual results may vary. Over the past several years, the September quarter has been the lowest sales quarter of the fiscal year, and we expect this to continue.

Management expects that corporate representatives of SBS will meet privately during the year with investors, investment analysts, the media and others, and may reiterate the Business Outlook published in this Form 10-K. At the same time, this Form 10-K and the included Business Outlook will remain publicly available on our web site at www.sbs.com. Unless a notice stating otherwise is published, the public can continue to rely on this Business Outlook as representing our current expectations on matters covered.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling charges and wasted material (spoilage). SFAS 151 requires all such (abnormal) costs to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, earlier application is permitted for fiscal years beginning after the date SFAS 151 was issued. The adoption of SFAS 151 did not have a material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment: an amendment of SFAS 123 and SFAS 95 (SFAS 123R). SFAS 123R replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with respect to measurement and recognition of stock-based compensation, management is currently

Table of Contents Link

evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur, while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R will also require a classification change in the statement of cash flows; whereby, a portion of the tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123R. We are required to adopt SFAS 123R during the first quarter of our fiscal year ending June 30, 2006, which ends September 30, 2005.

On April 21, 2005, the Board of Directors of SBS approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $9.22 (the Acceleration). The Acceleration was effective for all such options outstanding on April 21, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. SBS' decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS 123R on July 1, 2005 in connection with outstanding unvested stock options issued to employees. As a result of the Acceleration, options to purchase approximately 1.3 million shares of SBS' common stock became immediately exercisable. Due to the Acceleration, SBS will not recognize future compensation expense totaling approximately $2.5 million in fiscal years ending June 30, 2006 and beyond (estimated using the Black-Scholes fair value model). The $2.5 million of stock-based compensation expense which otherwise would have been reported in future periods, is reflected in the pro forma footnote disclosures, assuming we had applied the fair value recognition provisions of SFAS 123, in our fiscal year ended June 30, 2005 consolidated financial statements included elsewhere in this Form 10-K as permitted under the provisions of SFAS 123 prior to its revision. We do not believe the adoption of SFAS 123R will have any significant effect on our financial position or cash flows. However, as a result of the Acceleration, there are approximately 101,000 unvested stock options outstanding as of June 30, 2005 in which the unrecognized future compensation expense was approximately $180,000, of which $130,000 will be recorded in the fiscal year ending June 30, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

SBS' principal investment is cash invested in either money market accounts or in overnight repurchase agreements. Due to the nature of these investments, we believe that the market risk related to these investments is minimal. As a result of our German and Canadian operating and financing activities, we are exposed to market risk from changes in foreign currency exchange rates. At present we do not utilize any derivative instruments to manage this risk.

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as translation adjustments in other comprehensive income. As of June 30, 2005, assets of foreign subsidiaries constituted approximately 38% of total assets. Foreign currency exchange rate exposure is most significant with respect to the Euro. For the fiscal year ended June 30, 2005, net sales were positively impacted by the appreciation of foreign currencies, primarily the Euro, versus the U.S. dollar by approximately ERR

Currency transaction exposure.  Currency transaction exposure arises where a business or company makes actual sales and purchases in a currency other than its own functional currency. We generally source raw materials and sell our products within our local markets in their functional currencies and therefore have limited currency transaction exposure.

Item 8. Financial Statements and Supplementary Data

Table of Contents Link

Report of Independent Registered Public Accounting Firm

The Board of Directors
SBS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of SBS Technologies, Inc. and subsidiaries (SBS Technologies) as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Technologies, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SBS Technologies' internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 2, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Albuquerque, New Mexico
September 2, 2005

Table of Contents Link

Report of Independent Registered Public Accounting Firm

The Board of Directors
SBS Technologies, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that SBS Technologies, Inc. (SBS Technologies) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of SBS Technologies, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that SBS Technologies maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SBS Technologies maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBS Technologies, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005 and our report dated September 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Albuquerque, New Mexico
September 2, 2005

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                     June 30,           June 30,
                                                                       2005               2004
                                                                 ----------------   ----------------
                     ASSETS (note 6)                        Thousands (except share amounts)
Current assets:
  Cash and cash equivalents.................................... $         55,195   $         47,943
  Receivables, net ............................................           27,535             23,776
  Inventories..................................................           21,815             26,249
  Income tax receivable........................................               --                983
  Deferred income taxes........................................            1,361              1,351
  Prepaid expenses.............................................            1,676              1,573
  Other current assets.........................................              718                332
                                                                 ----------------   ----------------
    Total current assets.......................................          108,300            102,207

Property and equipment, net....................................            7,635              7,979
Goodwill.......................................................           16,995             16,734
Intangible assets, net.........................................            3,108              4,764
Deferred income taxes..........................................           15,529             13,173
Other assets...................................................              891                279
                                                                 ----------------   ----------------
    Total assets............................................... $        152,458   $        145,136
                                                                 ================   ================
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $          4,509   $          6,854
  Accrued representative commissions...........................              819                889
  Income taxes payable.........................................            3,051                 --
  Accrued compensation.........................................            4,851              4,893
  Accrued severance and consolidation costs....................              424                870
  Other current liabilities ...................................            2,785              1,986
                                                                 ----------------   ----------------
    Total current liabilities..................................           16,439             15,492
Other long-term liabilities....................................              132                 17
                                                                 ----------------   ----------------
    Total liabilities..........................................           16,571             15,509
                                                                 ----------------   ----------------
Commitments and contingencies (notes 6, 10, 12, 15 and 16)

Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,645,929 issued and outstanding at June 30, 2005,
    15,496,949 issued and outstanding at June 30, 2004                    98,369             96,601
  Unearned compensation .......................................              (84)               (29)
  Accumulated other comprehensive income.......................            2,014              1,891
  Retained earnings............................................           35,588             31,164
                                                                 ----------------   ----------------
    Total stockholders' equity.................................          135,887            129,627
                                                                 ----------------   ----------------
    Total liabilities and stockholders' equity................. $        152,458   $        145,136
                                                                 ================   ================

See accompanying notes to consolidated financial statements

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years ended June 30,
                                                          -------------------------------------------
                                                              2005           2004            2003
                                                          -------------  -------------  -------------
                                                                Thousands (except per share amounts)

Sales................................................... $     152,437  $     133,874  $     115,521
Cost of sales:
  Cost of products sold.................................        84,379         69,145         58,002
  Amortization of intangible assets.....................         1,542          1,578          1,553
                                                          -------------  -------------  -------------
    Total cost of sales.................................        85,921         70,723         59,555
                                                          -------------  -------------  -------------
Gross profit............................................        66,516         63,151         55,966

Selling, general and administrative expense.............        35,746         32,504         33,608
Research and development expense........................        24,919         20,552         18,077
Employee severance and consolidation costs..............            --          2,400          1,729
Amortization of intangible assets.......................           303            563            387
                                                          -------------  -------------  -------------
Operating income........................................         5,548          7,132          2,165
                                                          -------------  -------------  -------------
Interest and other income, net..........................           941            634            434
Foreign exchange losses.................................           (77)          (348)          (207)
                                                          -------------  -------------  -------------
                                                                   864            286            227
                                                          -------------  -------------  -------------
Income before income taxes and cumulative
    effect of change in accounting principle............         6,412          7,418          2,392
Income tax expense......................................         1,988          2,225            784
                                                          -------------  -------------  -------------
Income before cumulative effect of
    change in accounting principle......................         4,424          5,193          1,608
Cumulative effect of change in accounting
    principle (net of income tax benefit of $3,412).....            --             --         (6,058)
                                                          -------------  -------------  -------------
Net income (loss)....................................... $       4,424  $       5,193  $      (4,450)
                                                          =============  =============  =============

Earnings per share data:
Net income (loss) per share:
  Income before cumulative effect....................... $        0.28  $        0.34  $        0.11
  Cumulative effect of change in accounting principle...            --             --          (0.41)
                                                          -------------  -------------  -------------
Net income (loss)....................................... $        0.28  $        0.34  $       (0.30)
                                                          =============  =============  =============
Weighted average shares used in net income
  per share computations..................................      15,567         15,146         14,605
                                                          =============  =============  =============
Net income (loss) per share - assuming dilution:
  Income before cumulative effect....................... $        0.28  $        0.34  $        0.11
  Cumulative effect of change in accounting principle...            --             --          (0.41)
                                                          -------------  -------------  -------------
Net income (loss)....................................... $        0.28  $        0.34  $       (0.30)
                                                          =============  =============  =============
Weighted average shares used in net income
  per share - assuming dilution computations..............      15,718         15,477         14,630
                                                          =============  =============  =============

See accompanying notes to consolidated financial statements

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Years Ended June 30, 2005, 2004 and 2003

                                                                                        Accumulated
                                                                                         other                 Total      Compre-
                                                        Common Stock         Unearned    compre-               stock-    hensive
                                                     ----------------------   compen-   hensive    Retained   holders'    income
                                                       Shares      Amount     sation     income    earnings    Equity     (loss)
                                                     -----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                Thousands (except share amounts)

Balances at June 30, 2002........................... 14,628,709  $  86,338  $      --  $  (3,113) $  30,421  $ 113,646
Exercise of stock options...........................      5,560         13         --         --         --         13
Restricted stock awards issued to directors ........     14,039        312       (110)        --         --        202
Stock-based compensation............................         --         --         73         --         --         73
Stock repurchased and retired.......................    (46,000)      (321)        --         --         --       (321)
Acquisition of Avvida Systems, Inc..................    386,940      3,574         --         --         --      3,574
Comprehensive income (loss):
  Net loss..........................................         --         --         --         --     (4,450)    (4,450) $  (4,450)
  Other comprehensive income:
    Foreign currency translation adjustments........         --         --         --      3,370         --      3,370      3,370
                                                                                                                         ---------
    Comprehensive income (loss).....................                                                                    $  (1,080)
                                                     -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at June 30, 2003........................... 14,989,248  $  89,916  $     (37) $     257  $  25,971  $ 116,107
Exercise of stock options...........................    496,425      5,646         --         --         --      5,646
Restricted stock awards issued to directors ........     11,276         88        (88)        --         --         --
Stock-based compensation............................         --         --         96         --         --         96
Income tax benefit from stock option exercises .....         --        951         --         --         --        951
Comprehensive income:
  Net income........................................         --         --         --         --      5,193      5,193  $   5,193
  Other comprehensive income:
    Foreign currency translation adjustments........         --         --         --      1,634         --      1,634      1,634
                                                                                                                         ---------
    Comprehensive income............................                                                                    $   6,827
                                                     -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at June 30, 2004........................... 15,496,949  $  96,601  $     (29) $   1,891  $  31,164  $ 129,627
Exercise of stock options...........................    142,730      1,374         --         --         --      1,374
Restricted stock awards issued to directors ........      6,250        248       (248)        --         --         --
Stock-based compensation............................         --         --        193         --         --        193
Income tax benefit from stock option exercises .....         --        146         --         --         --        146
Comprehensive income:
  Net income........................................         --         --         --         --      4,424      4,424  $   4,424
  Other comprehensive income:
    Foreign currency translation adjustments........         --         --         --        123         --        123        123
                                                                                                                         ---------
    Comprehensive income............................                                                                    $   4,547
                                                     -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at June 30, 2005........................... 15,645,929  $  98,369  $     (84) $   2,014  $  35,588  $ 135,887
                                                     ===========  =========  =========  =========  =========  =========

See accompanying notes to consolidated financial statements

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended June 30,
                                                                  -------------------------------------
                                                                      2005         2004         2003
                                                                  -----------  -----------  -----------
                                                                                 Thousands
Cash flows from operating activities:
  Net income (loss)............................................. $     4,424  $     5,193  $    (4,450)
  Cumulative effect of change in accounting principle, net......          --           --        6,058
                                                                  -----------  -----------  -----------
  Income before cumulative effect of change.....................       4,424        5,193        1,608
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.............................       5,737        6,040        6,851
      Bad debt expense..........................................          39           81          458
      Deferred income taxes.....................................      (2,216)      (1,794)       6,200
      Income tax benefit from stock option exercises............         146          951           --
      (Gain) loss on disposition of assets......................          (9)           6           16
      Foreign exchange losses...................................          77          348          207
      Non-cash compensation.....................................          --           80           --
      Stock-based compensation, including restricted
       stock awards issued to directors.........................         193           96          275
      Changes in assets and liabilities (net of acquisitions):
        Receivables.............................................      (4,075)        (371)        (288)
        Inventories.............................................       4,483       (9,114)       2,212
        Prepaid expenses and other..............................      (1,104)         217         (614)
        Accounts payable........................................      (2,406)       2,682         (667)
        Accrued representative commissions......................         (68)         191          153
        Income taxes............................................       4,102        3,835           73
        Accrued compensation....................................         (26)         229          455
        Accrued severance and consolidation costs...............        (446)         646           --
        Other liabilities.......................................         945       (1,027)        (107)
                                                                  -----------  -----------  -----------
        Net cash provided by operating activities...............       9,796        8,289       16,832

Cash flows from investing activities:
  Business acquisitions, net of cash acquired...................          --          104       (2,643)
  Acquisition of property and equipment.........................      (3,510)      (3,387)      (1,431)
  Purchase of license agreement.................................         (27)          --         (325)
  Other.........................................................          --           --            9
                                                                  -----------  -----------  -----------
        Net cash used by investing activities...................      (3,537)      (3,283)      (4,390)

Cash flows from financing activities:
  Payments on notes payable.....................................          --           --         (148)
  Repurchase and retirement of common stock.....................          --           --         (321)
  Proceeds from exercise of stock options.......................       1,374        5,646           13
                                                                  -----------  -----------  -----------
        Net cash provided (used) by financing activities........       1,374        5,646         (456)
Effect of exchange rate changes on cash.........................        (381)         161          333
                                                                  -----------  -----------  -----------
        Net change in cash and cash equivalents.................       7,252       10,813       12,319
Cash and cash equivalents at beginning of period................      47,943       37,130       24,811
                                                                  -----------  -----------  -----------
Cash and cash equivalents at end of period...................... $    55,195  $    47,943  $    37,130
                                                                  ===========  ===========  ===========

                                                                                            (Continued)

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                                           Years ended June 30,
                                                                  -------------------------------------
                                                                      2005         2004         2003
                                                                  -----------  -----------  -----------
                                                                          --
Supplemental disclosure of cash flow information:
  Interest paid................................................. $        --  $        --  $        12
                                                                  ===========  ===========  ===========
  Income taxes paid (received), net............................. $       792  $      (727) $    (4,256)
                                                                  ===========  ===========  ===========

Non-cash financing and investing activities -
  common stock issued for acquisition........................... $        --  $        --  $     3,574
                                                                  ===========  ===========  ===========

Summary of assets acquired and liabilities
  assumed through acquisitions
    Current assets.............................................. $        --  $        --  $       437
    Property and equipment, net................................. $        --  $        --  $       388
    Deferred income taxes....................................... $        --  $        --  $       280
    Goodwill.................................................... $        --  $        --  $     3,496
    Intangible assets........................................... $        --  $        --  $        67
    Identifiable intangible assets.............................. $        --  $        --  $     2,170
    Current liabilities......................................... $        --  $        --  $      (473)
    Notes payable............................................... $        --  $        --  $      (148)

See accompanying notes to consolidated financial statements

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overview

SBS Technologies, Inc. ("SBS" or "the Company") designs and builds open-architecture embedded computer products that enable original equipment manufacturers to serve the government, commercial, and communications end markets. Embedded computer products are put inside or made part of larger systems to process information, control machines, move computer data between machines, and interact with people. SBS' product line ranges from individual embedded computer components like input/output modules, bus adapters, carrier cards, system enclosures, FPGA boards and single board computers, to network switches, blades and fully integrated systems, and many of these products are available in ruggedized or high availability versions. The Company's products have application in diverse industries, including space and aviation, telecommunications, military and government, transportation, telemetry, robotics, networking, broadcasting, wireless communications and medical imaging. SBS has operations in New Mexico, Minnesota, North Carolina, California, Massachusetts, Germany, Canada and China.

1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company accounts and transactions have been eliminated.

(b) Cash Equivalents

Temporary investments with original maturities of ninety days or less are classified as cash equivalents. At
June 30, 2005, substantially all cash was held at three financial institutions.

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

(e) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144).

The Company conducts its annual impairment test as of April 1 of each fiscal year. To accomplish this, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the test date. The Company is required to perform the second step of the impairment test if the carrying amount of a reporting unit exceeds its fair value. In this second step, the Company would compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of the test. The implied fair value of goodwill would be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill.

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company adopted the provisions of SFAS 142 as of July 1, 2002. In connection with SFAS 142's transitional goodwill impairment evaluation, the Company performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. The implied fair value as of July 1, 2002 for two reporting units tested was less than the carrying amount requiring an impairment loss to be recognized.

Amortization expense associated with completed technology assets and license agreements is recorded as a separate component of cost of sales over their respective estimated useful lives consistent with the requirements of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company reclassified intangible asset amortization associated with completed technology assets and license agreements of approximately $1.5 million and $1.6 million to costs of sales in the fiscal years ended June 30, 2004 and 2003, respectively, that was previously reflected in the caption "amortization of intangible assets" within costs of operations.

(f) Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the excess of the carrying amount of the asset over the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and the assets would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

(g) Revenue Recognition

The Company accounts for revenue recognition based on the guidance in Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue from product sales is recognized upon shipment to customers, provided the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Our standard terms and conditions contain the shipping terms of FOB shipping point, which provide for transfer of title and risk of loss upon our delivery to the carrier. Where customer acceptance provisions exist, the Company defers revenue recognition until acceptance by the customer unless the Company demonstrates the product meets the customer specified criteria upon shipment provided all other revenue recognition criteria have been met.

(h) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the change. Valuation allowances are established when the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be realized.

(i) Financial Instruments

The Company's financial instruments are cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of these financial instruments, because of their nature, approximate fair value.

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(j) Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation. The reclassifications had no effect on net income, earnings per share, total assets, total liabilities or shareholders' equity.

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

SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net income (loss) and net income (loss) per common share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Thousands                                                              Years ended June 30,
(except per share amounts)                                   ---------------------------------------
                                                                2005          2004          2003
                                                             -----------   -----------   -----------
Net income (loss), as reported............................. $     4,424   $     5,193   $    (4,450)
Add: stock-based employee compensation
  expense included in reported net income
  (loss), net of related tax effects.......................         118            58           167
Deduct: stock-based employee compensation
  expense determined under fair value method
  for all awards, net of related tax effects...............      (4,934)       (1,714)       (3,341)
                                                             -----------   -----------   -----------
Pro forma net income (loss)................................ $      (392)  $     3,537   $    (7,624)
                                                             ===========   ===========   ===========
Net income (loss) per common share:
  As reported.............................................. $      0.28   $      0.34   $     (0.30)
                                                             ===========   ===========   ===========
  Pro forma................................................ $     (0.03)  $      0.23   $     (0.52)
                                                             ===========   ===========   ===========
Net income (loss) per common share - assuming dilution:
  As reported.............................................. $      0.28   $      0.34   $     (0.30)
                                                             ===========   ===========   ===========
  Pro forma................................................ $     (0.03)  $      0.23   $     (0.52)
                                                             ===========   ===========   ===========

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 21, 2005, the Board of Directors of SBS approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $9.22 (the Acceleration). The Acceleration was effective for all such options outstanding on April 21, 2005, all of which were granted by the Company when the accounting rules permitted use of the intrinsic- value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Under APB 25, the Acceleration did not result in recognition of stock-based compensation expense because the exercise price for all stock options subject to the Acceleration was in excess of the then current market price. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded in connection with outstanding unvested stock options issued to employees subsequent to the effective date of SFAS 123 (Revised 2004), "Share Based Payment," issued in December 2004. As a result of the Acceleration, options to purchase 1,299,258 shares of the Company's common stock became immediately exercisable and the Company will not recognize future compensation expense totaling approximately $2.5 million (estimated using the Black-Scholes fair value model) in fiscal years ending June 30, 2006 and beyond. The pro forma footnote disclosures above assuming we had applied the fair value recognition provisions of SFAS 123 include $2.5 million of stock-based compensation expense in fiscal 2005 as a result of the Acceleration as permitted under the provisions of SFAS 123 prior to its revision. As of June 30, 2005, there are 101,334 unvested stock options outstanding with unrecognized future compensation expense of approximately $180,000.

The per share weighted average fair value of stock options, granted at a price equal to the market value of the underlying common stock on the grant date was $4.92, $5.89, and $4.23 during the fiscal years ended June 30, 2005, 2004, and 2003, respectively. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                2005          2004          2003
                                                             -----------   -----------   -----------
Expected life (years)......................................        2.68          2.72          2.40
Risk free interest rate....................................        3.02%        2.28%        2.39%
Volatility.................................................       56.51%       76.26%       77.93%
Dividend yield.............................................          --            --            --

(m) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) for the period adjusted for non-owner changes in stockholders' equity in the consolidated financial statements. Cumulative comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders' Equity consists of foreign currency translation adjustments.

(n) Currency Translation

For foreign operations that prepare financial statements in functional currencies other than the U.S. dollar, the Company translates the assets and liabilities at the exchange rates in effect at the end of the period and the statement of operations balances using average exchange rates from throughout the period. Cumulative translation adjustments are presented as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Gains or losses from transactions denominated in non- functional currencies are recognized in the statement of operations based on changes in the exchange rates during the period the transactions remain outstanding.

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2) Receivables

Receivables, net consisted of the following:

Thousands                                                  June 30,
                                                   ------------------------
                                                      2005         2004
                                                   -----------  -----------
Accounts receivable.............................. $    27,836  $    24,335
  Allowance for doubtful accounts:
    Beginning balance............................        (559)        (836)
      Provision for bad debts....................         (96)         (81)
      Accounts written off and foreign
        currency translation adjustments.........         354          358
                                                   -----------  -----------
    Ending balance...............................        (301)        (559)
                                                   -----------  -----------
Accounts receivable, net......................... $    27,535  $    23,776
                                                   ===========  ===========

3) Inventories

Inventories consisted of the following:

                                                           June 30,
                                                   ------------------------
Thousands                                             2005         2004
                                                   -----------  -----------
Raw materials.................................... $     9,711  $    12,279
Work in process..................................       3,880        6,596
Finished goods...................................       8,224        7,374
                                                   -----------  -----------
                                                  $    21,815  $    26,249
                                                   ===========  ===========

4) Property and Equipment

Property and equipment, net consisted of the following:

                                                                    June 30,
Thousands                                           Estimated   ------------------------
                                                   useful life     2005         2004
                                                   -----------  -----------  -----------
Computers........................................   3 - 5 yrs  $     6,256  $     5,848
Purchased software...............................   3 - 5 yrs        8,862        8,682
Furniture and equipment..........................  3 - 10 yrs        8,461        7,478
Leasehold improvements...........................  2 - 10 yrs        3,062        3,488
                                                                -----------  -----------
                                                                    26,641       25,496
Less accumulated depreciation
  and amortization...............................                  (19,006)     (17,517)
                                                                -----------  -----------
                                                               $     7,635  $     7,979
                                                                ===========  ===========

During the quarter ended June 30, 2003, the Company recorded an impairment charge of approximately $841,000, included in the caption "Employee severance and consolidation costs" in the accompanying consolidated statements of operations, related to certain leasehold improvements in connection with the announcement of the closure of its Carlsbad, California facility. The impairment charge was recognized as the amount the carrying amount of the assets exceeded the fair value of the assets as determined on the date of announcement in accordance with SFAS 144.

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5) Goodwill and Intangible Assets

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

The Company completed step 1 of the required transitional goodwill impairment analysis in accordance with SFAS 142 prior to December 31, 2002 and an indication of potential impairment was determined for two reporting units (both components of the Americas Group segment). The Company completed step 2 of the required transitional analysis during the quarter ended June 30, 2003 and the results indicated the carrying value of goodwill for both reporting units was greater than the implied fair value of the goodwill determined in accordance with SFAS 142. As a result, the Company recorded a transitional impairment charge of approximately $9.5 million ($6.1 million net of tax) which is reflected as a cumulative effect of a change in accounting principle in the year ended June 30, 2003 in the accompanying consolidated statements of operations.

On April 1, 2005 and 2004, the Company completed step 1 of the required annual goodwill impairment analysis for the fiscal years ended June 30, 2005 and 2004, respectively, and the estimated fair value of goodwill was determined to be in excess of its carrying value indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004 are as follows:

                              Total Goodwill by Operating Segment

                                                    Americas      Europe
Thousands                                             Group        Group        Total
                                                   -----------  -----------  -----------
Balance at June 30, 2003......................... $     3,496  $    12,628  $    16,124

  Foreign currency translation
    adjustments..................................          24          690          714
  Income tax refund in excess of
    amount recorded at acquisition ..............        (104)          --         (104)
                                                   -----------  -----------  -----------
Balance at June 30, 2004.........................       3,416       13,318       16,734

  Foreign currency translation
    adjustments..................................         281          (20)         261
                                                   -----------  -----------  -----------
Balance at June 30, 2005......................... $     3,697  $    13,298  $    16,995
                                                   ===========  ===========  ===========

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

                                 Amortized Intangible Assets

                                 Estimated     Gross                      Net
                                   useful     carrying   Accumulated    carrying
Thousands                           life       amount    amortization    amount
                                 ----------  ----------  ------------  ----------
As of June 30, 2005
  Completed technology.......... 2 - 7 yrs  $    9,816  $      7,767  $    2,049
  License agreements............ 2 - 5 yrs       2,452         2,345         107
  Covenant not-to-compete....... 3 - 5 yrs       2,965         2,176         789
  Other intangibles............. 8 - 17 yrs        376           213         163
                                             ----------  ------------  ----------
        Total                               $   15,609  $     12,501  $    3,108
                                             ==========  ============  ==========
As of June 30, 2004
  Completed technology..........            $    9,724  $      6,767  $    2,957
  License agreements............                 2,425         1,781         644
  Covenant not-to-compete.......                 2,852         1,890         962
  Other intangibles.............                   368           167         201
                                             ----------  ------------  ----------
        Total...................            $   15,369  $     10,605  $    4,764
                                             ==========  ============  ==========

Intangible asset amortization expense associated with completed technology (acquired in prior business combination transactions) and license agreements is included as a separate component of cost of sales in the accompanying consolidated statements of operations. Amortization expense associated with covenants not-to-compete and other intangible assets are reflected in the caption "amortization of intangible assets" within the costs of operations section in the accompanying consolidated statements of operations.

The following table summarizes estimated future amortization expense.

Estimated amortization expense:                                        Thousands
  For the fiscal years ending:
      June 30, 2006.................................................. $      1,337
      June 30, 2007..................................................        1,209
      June 30, 2008..................................................          520
      June 30, 2009..................................................            5
      June 30, 2010..................................................            5
      Thereafter.....................................................           32
                                                                       ------------
                                                                      $      3,108
                                                                       ============

6) Revolving Line of Credit

On March 30, 2005, SBS entered into a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The Credit Agreement provides for borrowings for working capital and general corporate purposes of up to $20 million and any outstanding borrowings are due and payable in full on March 28, 2006.  The Credit Agreement is secured by a first priority lien in substantially all assets of SBS. Interest on borrowings is set forth in each promissory note executed under the terms of the Credit Agreement which are either payable on a variable basis at the Wells Fargo Bank prime rate or payable for a fixed rate term of either one, two or three months at a rate of LIBOR plus 1.75%.  During the year ended June 30, 2005, there were no borrowings under the Credit Agreement.

Effective on May 9, 2005, the Credit Agreement was amended (First Amendment to Credit Agreement) to modify the minimum tangible net worth requirement defined in Section 4.9(a) of the agreement to exclude the impact of foreign

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

  (Accounts Receivable Days Outstanding calculated as average net trade receivables divided by net sales for the period times the number of days in reporting period)

  a requirement to maintain profitable operations defined as no more than two consecutive loss quarters or a net loss for the total fiscal year.

In addition, under the terms of the Credit Agreement, SBS is required to maintain its primary operating accounts with Wells Fargo Bank or maintain a balance of not less than $20 million on deposit with the bank. As of June 30, 2005, SBS had started the process of maintaining the Company's primary operating accounts at Wells Fargo Bank; however, this process was not complete. As of June 30, 2005, the Company's balance on deposit with Wells Fargo Bank was in excess of the $20 million requirement. As of June 30, 2005, SBS is in compliance with all financial covenants required under the terms of the amended Credit Agreement.

7) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based upon prior actual warranty costs for substantially similar transactions.

The following table presents the activity in the Company's product warranty liability for the years ended June 30, 2005 and 2004.

                                                          Years ended June 30,
                                                         --------------------------
Thousands                                                    2005          2004
                                                         ------------  ------------
Balance at beginning of period......................... $        599           548
  Estimated warranty costs for product sales...........          895           917
  Adjustments to settle warranty activity..............         (729)         (866)
                                                         ------------  ------------
Balance at end of period............................... $        765           599
                                                         ============  ============

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8) Income Taxes

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle is comprised of the following:

Thousands                                                              Years ended June 30,
                                                             ---------------------------------------
                                                                2005          2004          2003
                                                             -----------   -----------   -----------
U.S........................................................ $    (4,835)  $     1,663   $    (2,142)
Foreign....................................................      11,247         5,755         4,534
                                                             -----------   -----------   -----------
                                                            $     6,412   $     7,418   $     2,392
                                                             ===========   ===========   ===========

Total income taxes for the years ended June 30, 2005, 2004 and 2003 were allocated as follows:

Thousands                                                              Years ended June 30,
                                                             ---------------------------------------
                                                                2005          2004          2003
                                                             -----------   -----------   -----------
Income from continuing operations.......................... $     1,988   $     2,225   $       784
Cumulative effect of change in
  accounting principle.....................................          --            --        (3,412)
                                                             -----------   -----------   -----------
                                                            $     1,988   $     2,225   $    (2,628)
                                                             ===========   ===========   ===========

Income tax expense (benefit) from continuing operations is comprised of the following:

Thousands                                                              Years ended June 30,
                                                             ---------------------------------------
                                                                2005          2004          2003
                                                             -----------   -----------   -----------
Current:
  U.S. Federal............................................. $      (331)  $        --   $    (6,793)
  State....................................................          99           230           107
  Foreign..................................................       4,278         2,168         1,271
                                                             -----------   -----------   -----------
                                                                  4,046         2,398        (5,415)
Deferred:
  U.S. Federal.............................................      (3,298)          757         5,345
  State....................................................         765          (508)          506
  Foreign..................................................         475          (422)          348
                                                             -----------   -----------   -----------
                                                                 (2,058)         (173)        6,199
                                                             -----------   -----------   -----------
                                                            $     1,988   $     2,225   $       784
                                                             ===========   ===========   ===========

Actual tax expense (benefit) differ from the "expected" income taxes (computed by applying the statutory U.S. Federal tax rate to income before income taxes) as follows:

Thousands                                                              Years ended June 30,
                                                             ---------------------------------------
                                                                2005          2004          2003
                                                             -----------   -----------   -----------
Computed "expected" tax expense (benefit)..................        35.0%        35.0%        35.0%
State income taxes, net of federal benefit
  and impact of valuation allowance........................         8.7          (2.4)         16.6
Foreign operations, net of impact of valuation allowance...        (6.2)         (1.6)         25.1
Benefit from foreign sales.................................        (1.3)         (1.8)         (4.4)
Research and experimental tax credits......................        (4.7)          0.3          (3.2)
Change in federal valuation allowance......................          --            --         (33.0)
Other......................................................        (0.5)          0.5          (3.3)
                                                             -----------   -----------   -----------
                                                                   31.0%        30.0%        32.8%
                                                             ===========   ===========   ===========

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SBS generally does not record deferred income taxes on the undistributed earnings of its foreign subsidiaries in accordance with the indefinite reversal criterion in APB Opinion No. 23, "Accounting for Income Taxes - Special Areas", because the Company currently does not expect those unremitted earnings to reverse and become taxable in the foreseeable future. At June 30, 2005, the undistributed earnings of foreign subsidiaries amounted to approximately $34.6 million. Upon distribution of these earnings, SBS may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

The American Jobs Creation Act of 2004 (the Act) created a temporary incentive for U.S. companies to repatriate non-U.S. earnings at a 5.25% tax rate rather than the normal U.S. tax rate of 35% provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriated earnings would be reduced. The Company may apply this provision of the Act to qualifying earnings repatriation through June 30, 2006. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). FSP 109-2 provides that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109, "Accounting for Income Taxes." The Company has not yet completed its evaluation of the tax law on its plan for repatriation and, as such, has not adjusted its tax expense or deferred tax liability as of June 30, 2005 to reflect the possible effect of the new provision. Income tax expense, if any, associated with any repatriation under the Act will be provided in the company's consolidated financial statements in the quarter in which the required management and board approvals have been completed.

The significant components of deferred income tax assets and liabilities are as follows:

Thousands                                                                           June 30,
                                                                           -------------------------
                                                                              2005          2004
                                                                           -----------   -----------
Deferred tax assets:
  Operating loss and tax credit carryforwards...........................  $    10,852   $     7,571
  Foreign tax credits...................................................        4,809         2,747
  Amortization..........................................................        4,716         5,584
  Inventory.............................................................        1,615         1,376
  Accrued expenses and reserves.........................................        1,256         1,351
  Other.................................................................          799           342
                                                                           -----------   -----------
                                                                               24,047        18,971
Valuation allowance for State and Foreign operating
  loss and tax credit carryforwards.....................................        3,111         1,336
                                                                           -----------   -----------
      Total deferred tax assets.........................................  $    20,936   $    17,635
                                                                           -----------   -----------
Deferred tax liabilities:
  Foreign dividends.....................................................  $    (2,845)  $    (1,812)
  Occupancy and other expenses..........................................       (1,201)       (1,299)
                                                                           -----------   -----------
      Total deferred tax liabilities....................................  $    (4,046)  $    (3,111)
                                                                           -----------   -----------
      Net deferred tax assets...........................................  $    16,890   $    14,524
                                                                           ===========   ===========

At June 30, 2005, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of $9.7 million which are available to offset future U.S. Federal taxable income, if any, through 2025. At June 30, 2005, the Company has general business credit carryforwards for U.S. Federal income tax purposes of approximately $1.1 million which are available to offset future U.S. Federal tax payments, if any, through 2025. At June 30, 2005, the Company has net operating loss carryforwards for U.S. State income tax purposes, the tax effect of which, after reduction by the associated valuation allowance, is approximately $0.7 million, which are available to offset future State taxable income, if any, through 2010. The valuation allowance, which increased approximately $1.8 million during the year ended June 30, 2005, applies to certain U.S. State and foreign operating loss carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income.

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2005, SBS has foreign tax credit carryforwards of approximately $4.8 million, which are available to offset future U.S. Federal tax liabilities from foreign source income, if any, through 2015. Excess foreign tax credits may be carried back one year and forward ten years. Due to the consideration of the repatriation of undistributed foreign earnings to the extent necessary to utilize excess foreign tax credits, as a source of foreign income in future periods, management established a deferred tax liability of approximately $2.8 million and $1.8 million as of June 30, 2005 and 2004, respectively.

At June 30, 2005, the Company has foreign net operating loss and tax credit carryforwards, net of the associated valuation allowance, of approximately $5.4 million which are available to offset future taxable income, some of which are scheduled to begin to expire in 2010, and others that have an indefinite carryforward period.

In assessing the realizability of the remaining deferred tax assets, management considered projected future taxable income and tax planning strategies. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at June 30, 2005.

9) Earnings per Share

Net income (loss) per common share is based on weighted average shares outstanding. Net income (loss) per common share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

Thousands (except per share amounts)                                 Years ended June 30,
                                                         ----------------------------------------
                                                             2005          2004          2003
                                                         ------------  ------------  ------------
Income before cumulative effect of change
   in accounting principle............................. $      4,424  $      5,193  $      1,608
Cumulative effect of change in accounting principle....           --            --        (6,058)
                                                         ------------  ------------  ------------
Net income (loss)...................................... $      4,424  $      5,193  $     (4,450)
                                                         ============  ============  ============
Net income (loss) per common share
  Weighted-average common shares outstanding
    used in earnings per share computations............       15,567        15,146        14,605
                                                         ============  ============  ============
  Income before cumulative effect of change
    in accounting principle............................ $       0.28  $       0.34  $       0.11
  Cumulative effect of change in accounting principle..           --            --         (0.41)
                                                         ------------  ------------  ------------
  Net income (loss).................................... $       0.28  $       0.34  $      (0.30)
                                                         ============  ============  ============
Net income (loss) per common share -
  assuming dilution
  Weighted-average common shares outstanding
   used in earnings per share computations.............       15,718        15,477        14,630
                                                         ============  ============  ============
  Income before cumulative effect of change
   in accounting principle............................. $       0.28  $       0.34  $       0.11
  Cumulative effect of change in accounting principle..           --            --         (0.41)
                                                         ------------  ------------  ------------
  Net income (loss).................................... $       0.28  $       0.34  $      (0.30)
                                                         ============  ============  ============

Shares used in net income (loss) per share
  computations
  Average outstanding common shares....................       15,567        15,146        14,605
  Incremental shares from assumed conversions -
    potential common shares ...........................          151           331            25
                                                         ------------  ------------  ------------
  Shares used in net income (loss) per common
    share - assuming dilution..........................       15,718        15,477        14,630
                                                         ============  ============  ============

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the years ended June 30, 2005, 2004, and 2003, options to purchase 2,362,016, 1,551,073, and 3,243,859 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution, because the options' exercise price was greater than the average market price of the common shares.

10) Leases

SBS leases its main facilities in Albuquerque, New Mexico; St. Paul, Minnesota; Raleigh, North Carolina; Mansfield, Massachusetts; Newark, California; Waterloo, Ontario, Canada; Augsburg and Mindelheim, Germany; and a sales and technical support office in Shenzhen, China under noncancelable operating leases which expire at various dates through fiscal 2015. SBS also leases equipment under noncancelable operating leases which expire at various dates through fiscal 2009.

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company's St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility (see note 15). As a result, the Company recorded a lease termination charge associated with the former Carlsbad, California facility that represents the estimated fair value of the remaining future lease payments and related obligations, net of sublease income, over the remaining term of the lease. The remaining accrued severance and consolidation costs at June 30, 2005 represent primarily lease obligations expected to be paid monthly through April 2006. Accordingly, the future minimum lease payments for the Carlsbad lease are excluded from the minimum lease payments reflected below.

In July 2005, we executed an amendment to the lease for the SBS facility located in St. Paul, Minnesota which extended the term of the lease through January 2011. The lease payments for the amended lease are included in the future minimum lease payments reflected below.

The following is a five-year schedule of future minimum lease payments:

                                                              Building      Equipment
                                                                Lease         Lease
      Year ending                                             Payments      Payments        Total
      -------------                                          -----------   -----------   -----------
                                                                     (dollars in thousands)
      June 30, 2006........................................ $     2,241   $       112   $     2,353
      June 30, 2007........................................       1,868            82         1,950
      June 30, 2008........................................       1,695            11         1,706
      June 30, 2009........................................       1,603             9         1,612
      June 30, 2010........................................       1,621             1         1,622
                                                             -----------   -----------   -----------
                                                            $     9,028   $       215   $     9,243
                                                             ===========   ===========   ===========

Total rental expense for operating leases for the years ended June 30, 2005, 2004, and 2003, was approximately
$3.1 million, $3.1 million, and $3.6 million, respectively.

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

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(c) 1996 Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan was adopted by the Board of Directors on January 21, 1996 and was subsequently approved at the November 1996 Annual Shareholders' Meeting. The plan, as amended, provided for the grant of options through January 21, 2003 and as of June 30, 2004, there were no more shares available for grant.

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

(e) 2000 Long-Term Equity Incentive Plan

The 2000 Long-Term Equity Incentive Plan was adopted by the Board of Directors on August 31, 2000 and approved at the December 2000 reconvened Annual Shareholders' Meeting. Any employee of SBS or its subsidiaries, and any consultants, directors, or other persons providing services to SBS or its subsidiaries are eligible to participate in the plan. The plan provides for the grant of nonqualified stock options and a limited number of grants of restricted stock. The number of shares of stock available for award under the plan during any fiscal year of SBS is equal to ten percent of the adjusted average of the outstanding stock, as that number is determined by SBS to calculate net income per common share - assuming dilution for the preceding fiscal year, reduced by any shares of stock under the plan subject to unexercised options and any shares of stock under the plan subject to restrictions. The exercise price of each option granted shall be the fair market value of the underlying common stock on the date of grant unless otherwise specified by the Board at the time of grant. If options are awarded in exchange for previously earned cash compensation, or in connection with an acquisition, merger, combination or other similar event involving SBS, or in substitution or replacement for options granted to employees by the other entities, the Board has the authority to establish an exercise price that is less that 100% of the fair market value of the underlying common stock on the date of grant. The term of these options cannot exceed ten years from grant date. The plan expires in July 2010.

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information regarding SBS' stock option plans is summarized in the table below:

                                    ALL        1993        1996     1998 LT     2000 LT
                                   ISOPs        D&O        ESPP       Plan       Plan        Total
                                 ---------- ----------- ---------- ---------- ----------- ------------
Outstanding at June 30, 2002       348,572     656,479    226,200  1,235,255     887,849    3,354,355

  Granted                               --     159,000    159,050     58,105     250,100      626,255
  Exercised                            566          --         --      4,994          --        5,560
  Cancelled                             --     127,500    110,900    163,375     219,966      621,741
                                 ---------- ----------- ---------- ---------- ----------- ------------
Outstanding at June 30, 2003       348,006     687,979    274,350  1,124,991     917,983    3,353,309

  Granted                               --      30,000         --     72,684     472,300      574,984
  Exercised                         53,000      96,000     47,250    165,094     135,081      496,425
  Cancelled                         45,006      36,979    107,450    129,458     160,470      479,363
                                 ---------- ----------- ---------- ---------- ----------- ------------
Outstanding at June 30, 2004       250,000     585,000    119,650    903,123   1,094,732    2,952,505

  Granted                           10,000     155,000         --    595,700      72,500      833,200
  Exercised                             --       3,000     88,050     10,878      40,802      142,730
  Cancelled                             --      42,000     31,600     74,550      97,411      245,561
                                 ---------- ----------- ---------- ---------- ----------- ------------
Outstanding at June 30, 2005       260,000     695,000         --  1,413,395   1,029,019    3,397,414
                                 ========== =========== ========== ========== =========== ============

                                    ALL        1993        1996     1998 LT     2000 LT
                                   ISOPs        D&O        ESPP       Plan       Plan        Total
                                 ---------- ----------- ---------- ---------- ----------- ------------
Exercisable at June 30, 2003       331,336     372,661    124,350    976,138     542,892    2,347,377
Exercisable at June 30, 2004       250,000     356,000    119,650    767,536     537,465    2,030,651
Exercisable at June 30, 2005       250,000     617,000         --  1,413,395   1,015,685    3,296,080
                                 ========== =========== ========== ========== =========== ============
Available for grant at
  June 30, 2005                    127,000   1,473,209         --    260,723     542,820    2,403,752
                                 ========== =========== ========== ========== =========== ============

Weighted average option exercise price information follows:

                                                                       Years ended June 30,
                                                             ---------------------------------------
                                                                2005          2004          2003
                                                             -----------   -----------   -----------
Outstanding at July 1...................................... $     14.91   $     15.08   $     16.60
Granted at market during the year..........................       13.01         12.23          9.53
Exercised during the year..................................        9.63         11.37          2.41
Cancelled during the year..................................       18.72         16.57         17.84
Outstanding at June 30.....................................       14.39         14.91         15.08
Exercisable at June 30.....................................       14.58         16.40         16.68

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant option groups outstanding and exercisable at June 30, 2005 and related weighted average price and life information follows:

                                    Weighted
                                     Average     Weighted                 Weighted
                                    Remaining    Average                  Average
      Range of           Number    Contractual   Exercise     Number      Exercise
  Exercise Prices     Outstanding     Life        Price    Exercisable     Price
--------------------  ------------ -----------  ---------- ------------  ----------
 $  5.44 - $ 10.85        690,489     7.06     $     9.37      589,155  $     9.59
 $ 10.94 - $ 12.49        795,169     7.73          12.22      795,169       12.22
 $ 12.69 - $ 14.50        824,106     6.55          13.63      824,106       13.63
 $ 14.61 - $ 17.00        737,650     4.76          15.77      737,650       15.77
 $ 17.47 - $ 36.13        350,000     5.18          28.08      350,000       28.08
                      ------------ -----------  ---------- ------------  ----------
 $  5.44 - $ 36.13      3,397,414     6.40     $    14.39    3,296,080  $    14.58
                      ============                         ============

12) Retirement Plan

SBS maintains a retirement plan under Section 401(k) of the Code for all U.S. employees of SBS. The plan provides for employees to selectively defer a percentage of their wages, which SBS matches at a predetermined rate not to exceed 4 percent of the employee's wages. The plan also provides for additional contributions at the discretion of the Board of Directors. SBS' contributions to the plan during the years ended June 30, 2005, 2004, and 2003, were approximately $1.0 million, $0.9 million, and $1.0 million, respectively.

13) Segment Financial Data

The Company is engaged in the design, research, development, integration and production of embedded computer products and we operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who report directly to the Company's Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of the Company's operations based in the United States and Canada including the sales, engineering and test activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing and assembly operations located in St. Paul, Minnesota and Albuquerque, New Mexico; and the sales and support activities based in Shenzhen, China. The Europe Group consists of the Company's operations based in Germany which include the sales, engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                            Americas     Europe     Corporate &
Thousands                                    Group       Group     Unallocated (1)   Total
                                           ----------  ----------  --------------  ----------
Years ended June 30:
Gross Sales                         2005  $  104,593      66,462              --  $  171,055
Inter-segment sales                           (8,209)    (10,409)             --     (18,618)
                                           ----------  ----------  --------------  ----------
Sales to external customers               $   96,384      56,053              --  $  152,437

Gross Sales                         2004  $  103,202      44,505              --  $  147,707
Inter-segment sales                           (6,136)     (7,697)             --     (13,833)
                                           ----------  ----------  --------------  ----------
Sales to external customers               $   97,066      36,808              --  $  133,874

Gross Sales                         2003  $   97,459      26,734              --  $  124,193
Inter-segment sales                           (3,191)     (5,481)             --      (8,672)
                                           ----------  ----------  --------------  ----------
Sales to external customers               $   94,268      21,253              --  $  115,521

Interest and other income, net      2005  $       --         182             759  $      941
                                    2004          --         134             500         634
                                    2003          --         109             325         434

Depreciation and                    2005  $    2,337         461           2,939  $    5,737
  amortization                      2004       2,437         343           3,260       6,040
                                    2003       2,768         214           2,998       5,980

Segment profit (income (loss)
  before taxes)                     2005  $    7,037      12,984         (13,609) $    6,412
                                    2004      12,864       7,540         (12,986)      7,418
                                    2003      10,073       5,138         (12,819)      2,392

As of June 30:
Total assets                        2005  $   34,349      38,067          80,042  $  152,458
                                    2004      39,640      26,531          78,965     145,136

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

14) Geographic Areas and Major Customers

Geographic information for sales to external customers (attributed based on the location of product shipment) by country of domicile are as follows:

                                                                    Years ended June 30,
                                                             ---------------------------------------
Thousands                                                       2005          2004          2003
                                                             -----------   -----------   -----------
Sales to external customers based
  on location of product shipment:
    United States.......................................... $    94,747        95,966        94,268
    Germany................................................      56,053        36,808        21,253
    Canada.................................................       1,637         1,100            --
                                                             -----------   -----------   -----------
                                                            $   152,437       133,874       115,521
                                                             ===========   ===========   ===========

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic information for long-lived assets by country of domicile are as follows:

                                                                      June 30,
                                                             -------------------------
Thousands                                                       2005          2004
                                                             -----------   -----------
Long-lived assets by country of
  domicile:
    United States.......................................... $     5,434         6,028
    Germany................................................       1,747         1,516
    Canada.................................................         372           435
    China..................................................          82            --
                                                             -----------   -----------
                                                            $     7,635         7,979
                                                             ===========   ===========

Geographic information for sales to external customers attributed based on the location of the customer are as follows:

                                                                          Years ended June 30,
                                                        ------------------------------------------------------
(Dollars in thousands)                                         2005               2004               2003
                                                        ------------------ ------------------ ----------------
                                                          Sales     %        Sales     %        Sales     %
                                                        --------- ------   --------- ------   --------- ------
United States......................................... $  88,424   58.0% $  91,636   68.4% $  83,298   72.1%
Sweden................................................    26,382   17.3%    11,930    8.9%     2,002    1.7%
Germany...............................................     7,982    5.2%     7,205    5.4%     6,533    5.7%
Japan.................................................     5,533    3.6%     5,231    3.9%     3,835    3.3%
France................................................     5,259    3.4%     4,054    3.0%     2,964    2.6%
Denmark...............................................     4,879    3.2%     2,665    2.0%     3,019    2.6%
United Kingdom........................................     2,235    1.5%     2,289    1.7%     3,107    2.7%
Hong Kong.............................................     1,828    1.2%       769    0.6%       812    0.7%
Canada................................................     1,688    1.1%     1,046    0.8%     1,546    1.3%
Switzerland...........................................     1,310    0.9%     2,195    1.6%       519    0.4%
Korea.................................................       641    0.4%       963    0.7%     1,167    1.0%
All others............................................     6,276    4.2%     3,891    3.0%     6,719    5.9%
                                                        --------- ------   --------- ------   --------- ------
                                                       $ 152,437  100.0% $ 133,874  100.0% $ 115,521  100.0%
                                                        ========= ======   ========= ======   ========= ======

In fiscal 2005, sales to one customer represented approximately 16% of SBS' sales ($24.3 million from the Europe Group), sales to another customer represented approximately 9% of SBS' sales ($14.2 million from the Americas Group) and no other customer exceeded 5% of SBS' sales. In fiscal 2004, sales to one customer represented approximately 10% of SBS' sales ($13.2 million from the Americas Group), sales to another customer represented approximately 8% of SBS' sales ($10.3 million from the Europe Group) and no other customer exceeded 5% of SBS' sales. In fiscal 2003, no single customer, or group of entities known to be under common control, exceeded 10% of SBS' sales.

15) Employee Severance and Consolidation Expenses

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company's St. Paul, Minnesota facility, centralizing all manufacturing in the United States to one facility. The total employee severance and consolidation costs incurred as a result of the consolidation were approximately $3.5 million. The total costs include employee severance and related costs recorded over the remaining service period, consolidation costs recorded as incurred, lease termination costs recorded on the cease use date (all in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities"), and leasehold improvement impairment charges recorded as a result of the announcement in accordance with SFAS 144.

Table of Contents Link

SBS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the accounting for the consolidation of the Company's Carlsbad, California facility:

Thousands                                            Employee       Property      Lease
                                                   severance and      and      termination     Other
Description                                        related costs   equipment      charge       costs      Total
------------------------------------------------  ---------------  ----------  ------------  ---------  ----------
Quarter ended June 30, 2003
  Employee severance and consolidation costs.... $           290  $      841  $         --  $      --  $    1,131
  Cash payments.................................             (66)         --            --         --         (66)
  Write-offs....................................              --        (841)           --         --        (841)
                                                  ---------------  ----------  ------------  ---------  ----------
Accrued at June 30, 2003........................             224          --            --         --         224

Year ended June 30, 2004
  Employee severance and consolidation costs....             470          --         1,400        530       2,400
  Cash payments.................................            (694)         --          (530)      (530)     (1,754)
                                                  ---------------  ----------  ------------  ---------  ----------
Accrued at June 30, 2004........................              --          --           870         --         870

Year ended June 30, 2005
  Cash payments.................................              --          --          (446)        --        (446)
                                                  ---------------  ----------  ------------  ---------  ----------
Accrued at June 30, 2005........................ $            --  $       --  $        424  $      --  $      424
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

16) Contingencies

SBS is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS.

Table of Contents Link

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) encompasses procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Conclusions

Disclosure Controls and Procedures. Based on our controls evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Table of Contents Link

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of June 30, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP has issued an audit report on management's assessment of the effectiveness of internal control over financial reporting, a copy of which is included elsewhere in this report on Form 10-K under Item 8 - Financial Statements and Supplementary Data.

Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Table of Contents Link

PART III

Certain information required by Part III is incorporated by reference from SBS' definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for SBS' 2004 Annual Meeting of Shareholders (the "Proxy Statement") pursuant to Regulation 14A.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to SBS' Proxy Statement under the sections entitled "Board of Directors," pertaining to information on directors, and "Compensation of Named Executive Officers," pertaining to information on executive officers who are not directors.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to SBS' Proxy Statement under the section entitled "Compensation of Named Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management is incorporated by reference to SBS' Proxy Statement under the section entitled "Ownership of SBS Common Stock."

Equity Compensation Plan Information

The following sets forth certain information as of June 30, 2005 with respect to equity compensation plans of SBS under which securities may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, rights, restricted stock, and other stock-based awards	Weighted-average exercise price of outstanding options, rights, restricted stock, and other stock-based awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,397,414	$14.39	2,403,752 *
Equity compensation plans not approved by security holders	-	-	-
Total	3,397,414	$14.39	2,403,752 *

* Certain equity compensation plans of the Company contain a formula that automatically increases the number of securities available for issuance by a percentage of the number of outstanding securities of the Company as follows:
  the 1993 Director and Officer Stock Option Plan provides securities available for grant equal to 5% of the number of shares of the Company's common stock outstanding the first day of each fiscal year plus shares underlying expired or terminated options (1,473,209 shares available at June 30, 2005).
  the 2000 Long-Term Equity Incentive Plan provides securities available for grant equal to ten percent of the adjusted average of the outstanding stock, as that number is determined by SBS to calculate net income per common share - assuming dilution for the preceding fiscal year, reduced by any shares of stock subject to unexercised options and any shares of stock subject to restrictions (542,820 shares available at June 30, 2005).

In addition, the 1998 Long-Term Equity Incentive Plan provides for the award of restricted stock, stock appreciation rights, and stock unit awards, in addition to options, up to the number of shares remaining in the Plan (260,723 shares available as of June 30, 2005). The 2000 Long-Term Equity Plan also provides for restricted stock awards and restricted stock unit awards, not to exceed a total of 50,000 shares in any one year.

Table of Contents Link

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
  Consolidated Statements of Cash Flows

(b) Financial Statement Schedules

  Not applicable

(c) Exhibits

  The Exhibits listed on the accompanying Index to Exhibits at the end of this Report are filed as part of, or incorporated by reference into, this Report. Management contracts or compensatory plans or arrangements are indicated in the index by an asterisk (*).

Table of Contents Link

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC.
 Date: September 13, 2005 By: /s/ Clarence W. Peckham
Clarence W. Peckham
Chief Executive Officer Date: September 13, 2005 By: /s/ James E. Dixon, Jr.
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

SIGNATURE	TITLE	DATE
/s/ Clarence W. Peckham Clarence W. Peckham	Chief Executive Officer and Director	September 13, 2005
/s/ James E. Dixon, Jr. James E. Dixon, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	September 13, 2005
/s/ Christopher J. Amenson Christopher J. Amenson	Executive Chairman and Director	September 13, 2005
/s/ Warren W. Andrews Warren W. Andrews	Director	September 13, 2005
/s/ Lawrence A. Bennigson Lawrence A. Bennigson	Chairman of the Board of Directors	September 13, 2005
/s/ Peter D. Fenner Peter D. Fenner	Director	September 13, 2005
/s/ Harold E. Kennedy Harold E. Kennedy	Director	September 13, 2005
/s/ Richard Szafranski Richard Szafranski	Director	September 13, 2005
/s/ Alan F. White Alan F. White	Director	September 13, 2005

Table of Contents Link

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with

3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2000
3.ii	Second Restated and Amended By-laws dated November 13, 2003	10-Q	001-10981	3.ii	12-31-2003
4.a	Article VI of the Restated Articles of Incorporation, as amended, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	3.i	9-30-2000
4.b	Articles I and II of the Second Restated and Amended By-laws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	12-31-2003
4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent.	10-K	001-10981	4.1	6-30-2002
10.c*	1997 Employee Incentive Stock Option Plan.	10-K	001-10981	10.c	6-30-2002
10.i *	1993 Director and Officer Stock Option Plan (as amended).	10-K	001-10981	10.i	6-30-2002
10.v *	1996 Employee Stock Purchase Plan (as amended).	10-K	001-10981	10.v	6-30-2002
10.ac	Office/Warehouse Lease Between Lutheran Brotherhood, (a Minnesota Corporation), and Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated September 5, 1997	10-Q	001-10981	10.ac	9-30-2002
10.ad	Amendment #1 to Lease between Lutheran Brotherhood, a Minnesota Corporation, and Bit 3 Computer Corporation, a wholly owned subsidiary of SBS Technologies, Inc., dated December 23, 1997	10-Q	001-10981	10.ad	9-30-2002
10.ah	Standard Industrial Lease Between Carlsbad Business Park, LLC, (a California Limited Liability Company), and SBS Technologies, Inc. dated September 10, 1998	10-K	001-10981	10.ah	6-30-2004
10.al	Lease Agreement between Mair GmbH & Co. KG and or Industrial Computers GmbH, a wholly-owned subsidiary of SBS Holding GmbH, a wholly-owned subsidiary of SBS Technologies, Inc.	10-K	001-10981	10.al	6-30-2004
10.am *	1998 Long-Term Equity Incentive Plan.	10-K	001-10981	10.am	6-30-2003
10.an	Partnership Agreement between SBS or Industrial Computer GmbH & Co. KG and SBS or Industrial Computers Verwaltungs GmbH, general partner, and SBS Technologies Holding GmbH, limited partner	10-K	001-10981	10.an	6-30-2004
10.ao	Lease Agreement between 8-L Newark 8371, LLC and SBS Technologies, Inc. dated August 14, 1999	10-K	001-10981	10.ao	6-30-2004

Table of Contents Link

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with

10.be *	2000 Long-Term Equity Incentive Plan	DEF 14A	001-10981	Exhibit "A"	10-2-2000
10.bt

Amendment #2 to Lease between Oakview Eagan Investors, LLC (a Delaware Limited Liability Company), as successor in interest to Lutheran Brotherhood, (a Minnesota Corporation), and SBS Technologies, Inc., Commercial Group, formerly known as Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated May 22, 2002.

		10-K	001-10981	10.bt	6-30-2002
10.bw	Lease Agreement between Teal Properties, LLC and SBS Technologies, Inc. dated October 2, 2002.	10-Q	001-10981	10.bw	9-30-2002
10.bz *	Employment agreement between Clarence W. Peckham and SBS Technologies, Inc., effective April 17, 2003, dated April 17, 2003	10-Q	001-10981	10.bz	9-30-2003
10.ca *	Employment agreement between James E. Dixon, Jr. and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003	10-Q	001-10981	10.ca	9-30-2003
10.cb *	Employment agreement between David Greig and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003	10-Q	001-10981	10.cb	9-30-2003
10.cc *	Employment agreement between Bruce E. Castle and SBS Technologies, Inc., effective July 29, 2003, dated July 29, 2003	10-Q	001-10981	10.cc	9-30-2003
10.cd	Sublease agreement between SBS Technologies, Inc., and Viasat, Inc., a Delaware corporation, dated October 29, 2003	10-Q	001-10981	10.cc	12-31-2003
10.ce	Lease Agreement between Sabine u. Hermann Götzfried GbZ and ortec Electronic Assembly GmbH dated August 2003	10-K	001-10981	10.ce	6-30-2004
10.cg	Amendment to lease agreement between 8-L Newark 8371, LLC and SBS Technologies, Inc. dated May 5, 2004	10-K	001-10981	10.cg	6-30-2004
10.ch	Lease Agreement between Shenzhen Jiannian Travel Limited and SBS Technologies, Inc. Foreign Holding Company dated June 2004	10-K	001-10981	10.ch	6-30-2004
10.1	Addendum to Lease Agreement between Edwin Mair KG and SBS Technologies, GmbH & Co. KG (a wholly-owned subsidiary of SBS Technologies, Inc., German Holdings LLC, a wholly-owned subsidiary of SBS Technologies, Inc.) dated September 14, 2004	8-K	001-10981	10.1	9-14-2004
10.cj	Form of Indemnification Agreement between SBS Technologies, Inc. and Directors and Executive Officers	8-K	001-10981	10.cj	12-28-2004

Table of Contents Link

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with

10.ck *	Form of Option Agreement for option grants to executive officers of SBS Technologies, Inc. under the 1993 Director and Officer Stock Option Plan.	8-K	001-10981	10.ck	12-30-2004
10.cm	Lease between SBS Technologies, Inc. and Brunacini Development Ltd. Co. dated July 12, 2004	10-Q	001-10981	10.cm	12-31-2004
10-cm	Lease agreement between SBS Technologies, Inc. and West Street Associates, LP dated March 18, 2005	8-K	001-10981	10-cm	3-24-2005
10-cn	Credit Agreement between SBS Technologies, Inc. and Wells Fargo Bank National Association, effective March 30, 2005	8-K	001-10981	10-cn	4-05-2005
10-co	Revolving Line of Credit Note with Wells Fargo Bank National Association, effective March 30, 2005	8-K	001-10981	10-co	4-05-2005
10-cp	Security Agreement granted to Wells Fargo Bank National Association, effective March 30, 2005	8-K	001-10981	10-cp	4-05-2005
10-cq *	Employment agreement between Christopher J. Amenson and SBS Technologies, Inc., effective April 11, 2005	8-K	001-10981	10-cq	4-13-2005
10-cr	First Amendment to Credit Agreement between SBS Technologies, Inc. and Wells Fargo Bank National Association dated March 30, 2005, effective May 6, 2005	10-Q	001-10981	10.cm	3-31-2005
14	Code of Ethics.	8-K	001-10981	14	11-21-2003
21	Subsidiaries of the registrant.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see page 69 of this Form 10-K)					X
31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X
31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X
32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X
32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X

* Indicates a management contract or compensatory plan or arrangement.