Form 10-Q
period 2005-09-30
SBS TECHNOLOGIES INC
filed 2005-11-09
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The total number of shares outstanding of the registrant's Common Stock as of October 28, 2005 was 15,646,255.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2005

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

  expected sales levels for the quarter ending December 31, 2005;

  expected levels of selling, general and administrative expense and research and development expense;

  the expectation of internally-generated cash flows;

  the continued health of the end markets we serve;

  the expectation that orders for military systems will increase as we progress through fiscal year 2006;

  the expectation of revenues from AdvancedMC™ products to begin to ramp up during the later part of fiscal year 2006;

  the expectation that we will continue to grow through strategic acquisitions; and

  the expectation that 30% to 40% of our sales in each fiscal quarter will be based on orders received and booked during that same fiscal quarter.

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

  the other risk factors listed under "Risk Factors" included in SBS' Annual Report on Form 10-K for the year ended June 30, 2005.

Many of the factors that will determine these items are beyond our ability to control or predict. We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
 (Unaudited)

                                                                  September 30,         June 30,
                                                                       2005               2005
                                                                 ----------------   ----------------
                          ASSETS
Current assets:
  Cash and cash equivalents.................................... $         55,868   $         55,195
  Receivables, net ............................................           27,135             27,535
  Inventories..................................................           22,431             21,815
  Deferred income taxes........................................            1,355              1,361
  Prepaid expenses.............................................            1,557              1,676
  Other current assets.........................................              972                718
                                                                 ----------------   ----------------
    Total current assets.......................................          109,318            108,300

Property and equipment, net....................................            7,418              7,635
Goodwill.......................................................           17,134             16,995
Intangible assets, net.........................................            2,840              3,108
Deferred income taxes..........................................           15,429             15,529
Other assets...................................................              941                891
                                                                 ----------------   ----------------
    Total assets............................................... $        153,080   $        152,458
                                                                 ================   ================
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $          5,490   $          4,509
  Accrued representative commissions...........................              716                819
  Income taxes payable.........................................            2,107              3,051
  Accrued compensation.........................................            5,093              4,851
  Accrued severance and consolidation costs....................              304                424
  Other current liabilities ...................................            3,463              2,785
                                                                 ----------------   ----------------
    Total current liabilities..................................           17,173             16,439
Other long-term liabilities....................................              190                132
                                                                 ----------------   ----------------
    Total liabilities..........................................           17,363             16,571
                                                                 ----------------   ----------------
Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,646,255 issued and outstanding at September 30, 2005,
    15,645,929 issued and outstanding at June 30, 2005                    98,941             98,369
  Unearned compensation .......................................             (525)               (84)
  Accumulated other comprehensive income.......................            2,252              2,014
  Retained earnings............................................           35,049             35,588
                                                                 ----------------   ----------------
    Total stockholders' equity.................................          135,717            135,887
                                                                 ----------------   ----------------
    Total liabilities and stockholders' equity................. $        153,080   $        152,458
                                                                 ================   ================

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
 (Unaudited)

                                                                      Three Months Ended
                                                                        September 30,
                                                                   ------------------------
                                                                       2005         2004
                                                                   -----------  -----------
Sales............................................................ $    34,138  $    34,884
Cost of sales:
  Cost of products sold..........................................      19,661       19,040
  Amortization of intangible assets..............................         259          367
                                                                   -----------  -----------
    Total cost of sales..........................................      19,920       19,407
                                                                   -----------  -----------
Gross profit.....................................................      14,218       15,477

Selling, general and administrative expense......................       8,661        8,023
Research and development expense.................................       6,693        5,505
Amortization of intangible assets................................          78           71
                                                                   -----------  -----------
Operating income (loss)..........................................      (1,214)       1,878
                                                                   -----------  -----------
Interest and other income, net...................................         396          141
Foreign exchange losses..........................................         (12)        (102)
                                                                   -----------  -----------
                                                                          384           39
                                                                   -----------  -----------
Income (loss) before income taxes................................        (830)       1,917
Income tax expense (benefit).....................................        (291)         671
                                                                   -----------  -----------
Net income (loss)................................................ $      (539) $     1,246
                                                                   ===========  ===========

Earnings per share data:
  Net income (loss) per share.................................... $     (0.03) $      0.08
                                                                   ===========  ===========
  Net income (loss) per share -
    assuming dilution............................................ $     (0.03) $      0.08
                                                                   ===========  ===========

Weighted average shares used in net income
  (loss) per share computations..................................      15,646       15,504
                                                                   ===========  ===========
Weighted average shares used in net income
  (loss) per share - assuming dilution
  computations...................................................      15,646       15,664
                                                                   ===========  ===========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income
For Three Months Ended September 30, 2005
Thousands (except share amounts)
 (Unaudited)

                                                                                        Accumulated
                                                                                         other                 Total      Compre-
                                                        Common Stock         Unearned    compre-               stock-    hensive
                                                     ----------------------   compen-   hensive    Retained   holders'    income
                                                       Shares      Amount     sation     income    earnings    Equity     (loss)
                                                     -----------  ---------  ---------  ---------  ---------  ---------  ---------

Balances at June 30, 2005........................... 15,645,929  $  98,369  $     (84) $   2,014  $  35,588  $ 135,887
Exercise of stock options...........................        326          2         --         --         --          2
Stock-based compensation............................         --         35         94         --         --        129
Restricted stock awards issued......................         --        535       (535)        --         --         --
Comprehensive income (loss):
  Net loss..........................................         --         --         --         --       (539)      (539) $    (539)
  Other comprehensive income:
    Foreign currency translation adjustments........         --         --         --        238         --        238        238
                                                                                                                         ---------
    Comprehensive income (loss).....................                                                                    $    (301)
                                                     -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at September 30, 2005...................... 15,646,255  $  98,941  $    (525) $   2,252  $  35,049  $ 135,717
                                                     ===========  =========  =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
 (Unaudited)

                                                                          Three months ended
                                                                            September 30,
                                                                        ------------------------
                                                                            2005         2004
                                                                        -----------  -----------
Cash flows from operating activities:
  Net income (loss)................................................... $      (539) $     1,246
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization...................................       1,250        1,440
      Bad debt expense................................................         115          (61)
      Deferred income taxes...........................................         181          (14)
      Loss on disposition of assets...................................          --          (10)
      Foreign exchange losses.........................................          12          102
      Stock-based compensation........................................         129           22
      Changes in assets and liabilities:
        Receivables...................................................         351         (997)
        Inventories...................................................        (641)        (627)
        Prepaid expenses and other....................................        (182)          (5)
        Accounts payable..............................................         941       (2,485)
        Accrued representative commissions............................        (100)        (331)
        Income taxes..................................................        (941)       3,193
        Accrued compensation..........................................         235         (608)
        Accrued severance and consolidation costs.....................        (120)        (110)
        Other liabilities.............................................         715          297
                                                                        -----------  -----------
        Net cash provided by operating activities.....................       1,406        1,052

Cash flows from investing activities:
  Acquisition of property and equipment...............................        (683)        (618)
                                                                        -----------  -----------
        Net cash used by investing activities.........................        (683)        (618)

Cash flows from financing activities:
  Proceeds from exercise of stock options.............................           2           92
                                                                        -----------  -----------
        Net cash provided by financing activities.....................           2           92
Effect of exchange rate changes on cash...............................         (52)         157
                                                                        -----------  -----------
        Net change in cash and cash equivalents.......................         673          683
Cash and cash equivalents at beginning of period......................      55,195       47,943
                                                                        -----------  -----------
Cash and cash equivalents at end of period............................ $    55,868  $    48,626
                                                                        ===========  ===========
Supplemental disclosure of cash flow information:
  Income taxes paid, net.............................................. $       385  $     2,450
                                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
 (Unaudited)

1) Summary of Significant Accounting Policies

The accounting policies as set forth in SBS Technologies, Inc.'s (SBS or the Company) Annual Report on Form 10-K for the year ended June 30, 2005 have been adhered to in preparing the accompanying interim condensed consolidated financial statements. These statements are unaudited but include all adjustments, consisting of normal recurring adjustments, that SBS considers necessary for a fair presentation of the financial position, results of operations, and cash flows for such interim periods. Results for such interim periods are not necessarily indicative of results for the full fiscal year 2006 or any other future periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (SFAS 123R) using the modified prospective method. See Note 12 for additional information regarding stock based compensation.

2) Receivables, net

Receivables, net consist of the following:

                                              September 30,  June 30,
Thousands                                        2005          2005
                                              -----------   -----------
Accounts receivable........................ $     27,508  $     27,836
Less allowance for doubtful accounts.......         (373)         (301)
                                              -----------   -----------
                                            $     27,135  $     27,535
                                              ===========   ===========

3) Inventories

Inventories consist of the following:

                                              September 30,  June 30,
Thousands                                        2005          2005
                                              -----------   -----------
Raw materials.............................. $     12,003  $      9,711
Work in process............................        3,585         3,880
Finished goods.............................        6,843         8,224
                                              -----------   -----------
                                            $     22,431  $     21,815
                                              ===========   ===========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

4) Goodwill and Intangible Assets

The Company completed the required annual goodwill impairment analysis for the fiscal year ended June 30, 2005, as of April 1, 2005, and the estimated fair value of goodwill was determined to be in excess of its carrying value, indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the three months ended September 30, 2005 are as follows:

                              Total Goodwill by Operating Segment
Thousands                                      Americas       Europe         Total
                                              -----------   -----------   -----------
Balance at June 30, 2005................... $      3,697  $     13,298  $     16,995
Foreign currency translation adjustments ..          159           (20)          139
                                              -----------   -----------   -----------
Balance at September 30, 2005.............. $      3,856  $     13,278  $     17,134
                                              ===========   ===========   ===========

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

                                  Amortized Intangible Assets
------------------------------------------------------------------------------------
                                    Estimated      Gross                      Net
                                      useful     carrying    Accumulated   carrying
 Thousands                             life       amount     amortization   amount
                                    ----------   ---------   -----------   ---------
As of September 30, 2005
  Current technology............... 2 - 7 yrs  $    9,504  $      7,672  $    1,832
  License agreements............... 2 - 5 yrs         227           132          95
  Covenant not to compete.......... 3 - 5 yrs       1,381           621         760
  Other intangibles................ 8 - 17 yrs        380           227         153
                                                 ---------   -----------   ---------
        Total                                  $   11,492  $      8,652  $    2,840
                                                 =========   ===========   =========
As of June 30, 2005
  Current technology............... 2 - 7 yrs  $    9,816  $      7,767  $    2,049
  License agreements............... 2 - 5 yrs       2,452         2,345         107
  Covenant not to compete.......... 3 - 5 yrs       2,965         2,176         789
  Other intangibles................ 8 - 17 yrs        376           213         163
                                                 ---------   -----------   ---------
        Total......................            $   15,609  $     12,501  $    3,108
                                                 =========   ===========   =========

The net change in the gross carrying amount and accumulated amortization balances reflected above are primarily the result of the removal of assets which were fully amortized as of June 30, 2005 and changes as a result of foreign currency translation adjustments. Accordingly, the net change in accumulated amortization for the period does not agree to amortization expense reported in the accompanying statements of operations for the period.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

The following table summarizes estimated amortization expense for future periods as follows:

Estimated amortization expense:                        Thousands
  Remainder of fiscal year ending June 30, 2006..... $     1,069
  For the fiscal years ending:
      June 30, 2007.................................       1,209
      June 30, 2008.................................         520
      June 30, 2009.................................           5
      June 30, 2010 and thereafter..................          37
                                                       ----------
                                                     $     2,840
                                                       ==========

5) Revolving Line of Credit

SBS maintains a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The Credit Agreement provides for borrowings for working capital and general corporate purposes of up to $20 million and any outstanding borrowings are due and payable in full on March 28, 2006.  The Credit Agreement is secured by a first priority lien on substantially all assets of SBS. Interest on borrowings is set forth in each promissory note executed under the terms of the Credit Agreement and is either payable on a variable basis at the Wells Fargo Bank prime rate or payable for a fixed rate term of either one, two or three months at a rate of LIBOR plus 1.75%.  There have been no borrowings under the Credit Agreement through September 30, 2005.

The terms of the Credit Agreement, as amended, require SBS to comply with certain financial and other covenants. Effective on May 9, 2005, the Credit Agreement was amended (First Amendment to Credit Agreement) to modify the minimum tangible net worth requirement defined in Section 4.9(a) of the agreement to exclude the impact of foreign currency translation adjustments from the minimum required balance. As of September 30, 2005, SBS is in compliance with all financial covenants required under the terms of the amended Credit Agreement. In addition, SBS is required to maintain its primary operating accounts with Wells Fargo Bank or maintain a balance of not less than $20 million on deposit with the bank. As of September 30, 2005, the Company's balance on deposit with Wells Fargo Bank was in excess of the $20 million requirement.

6) Accrued Compensation

In fiscal 2006, in connection with our adoption of SFAS 123R on July 1, 2005, management reviewed and evaluated the potential impact of the future recognition of stock-based compensation associated with stock option grants if the Company continued to grant stock options to employees at levels consistent with prior year grants. Based on this evaluation, management recommended to the Board of Directors that the Company adopt a pay-for- performance model based on cash compensation, together with limited restricted stock award grants, as the primary form of incentive compensation for employees. This decision represents a change from our historical granting of stock options to employees as the primary form of incentive compensation. Accordingly, on July 25, 2005, the Company's Board of Directors approved the following incentive compensation plans: the SBS Technologies FY 2006 Employee Bonus Plan (FY 2006 EBP); the SBS Technologies FY 2006 Executive Incentive Plan (FY 2006 EIP); and the SBS Technologies FY 2006 Long-Term Executive Incentive Plan (FY 2006 LTEIP).

FY 2006 Employee Bonus Plan

Under the FY 2006 EBP, non-executive employees of the Company in the United States who are not covered by sales commission arrangements are entitled to receive cash bonuses depending on the achievement of certain specified performance goals. The FY 2006 EBP commenced on July 1, 2005 and concludes on June 30, 2006. Awards are targeted at 7% of an employee's eligible income as defined in the FY 2006 EBP. Individual awards will be based on the Company meeting certain specified levels of (i) revenue and (ii) earnings before interest expense, income taxes,

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

 depreciation and amortization ("EBITDA") and (iii) the achievement of individual performance goals. The specific thresholds with respect to the the Company's performance and the percentage weighting for the required metrics under the FY 2006 EBP were approved by the Company's Board of Directors. The FY 2006 EBP will be administered in six-month performance periods that coincide with each half of the Company's fiscal year ending on June 30, 2006. Participants will be entitled to receive bonuses ranging from 0% to 120% of their targeted award per six-month performance period, depending on the level of the Company's performance and the individual employee's performance. For the three months ended September 30, 2005, management has recorded an estimate of approximately $295,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 EBP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

FY 2006 Executive Incentive Plan

Under the FY 2006 EIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if the Company's actual performance meets certain specified levels of (i) revenue and (ii) EBITDA as established by the Board of Directors, as well as (iii) the achievement of financial goals at different levels of the Company's operating structure (referred to as "Division Goals") and (iv) individual performance goals as established by the Chief Executive Officer. The FY 2006 EIP commenced on July 1, 2005 and concludes on June 30, 2006. The designated executives will be entitled to receive cash incentive bonus payments up to 20% of eligible income as defined in the EIP for attainment of Threshold I and up to 40% of eligible income for attainment of Threshold II, depending on the level of the Company's performance, the level of financial performance of the respective employees operating group (if applicable), and the individual employee's performance. In the event Company revenue and EBITDA performance levels at Threshold I are not achieved, there will be no bonus payment. In the event Company revenue and EBIDTA performance levels attained are above Threshold I, but less than Threshold II, the percentage payouts will be adjusted appropriately based on the level of achievement. For the three months ended September 30, 2005, management has recorded an estimate of approximately $73,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 EIP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

FY 2006 Long-Term Executive Incentive Plan

Under the FY 2006 LTEIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if the Company's actual performance for average annual earnings per share growth and operating margin over the three-year period beginning July 1, 2005 and ending June 30, 2008 exceed certain performance levels (Threshold I, Threshold II, and Threshold III) as established by the Board of Directors. The Board also established and approved the relative weighting that will be used to determine the amount of the overall incentive compensation awards. The term of the LTEIP is July 1, 2005 through June 30, 2008. Performance of the Company above any Threshold but less than the next Threshold will result in a graduated proportional pay-out; below Threshold I performance results in no pay-out. For the three months ended September 30, 2005, management has recorded an estimate of approximately $58,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 LTEIP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

Restricted Stock Award under the FY 2006 LTEIP

Under the FY 2006 LTEIP, restricted stock awards, made out of SBS' 1998 Long-Term Equity Incentive Plan, for 53,462 shares of the Company's common stock were granted to certain designated executives on July 25, 2005. The restrictions on the restricted stock awards lapse on June 30, 2008, regardless of whether any cash incentive awards are paid under the LTEIP, provided the designated executive remains an employee of the Company throughout the term of the LTEIP. If a change in control of SBS occurs, the shares of restricted stock will vest on the date of the close of the change in control transaction. The restricted stock awards were issued under the terms of the Company's 1998 Long-Term Equity Incentive Plan. See discussion regarding stock- based compensation associated with the restricted stock awards included in Note 12, "Stock-Based Compensation."

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

7) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based on prior warranty costs for substantially similar products. The following table presents the activity in the product warranty liability for the three months ended September 30:

                                                          2005         2004
Thousands                                              ----------   ----------
Balance at beginning of period...................... $       765  $       599
  Estimated warranty costs for product sales........         156          212
  Adjustments to settle warranty activity...........        (113)        (173)
                                                       ----------   ----------
Balance at end of period............................ $       808  $       638
                                                       ==========   ==========

8) Accrued Consolidation Costs

On June 12, 2003, the Company announced the closure of its Carlsbad, California facility and the consolidation of its manufacturing operations into the Company's St. Paul, Minnesota facility. The costs associated with the closure included certain lease termination costs recorded on the cease use date in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The lease termination charge, recorded on the cease use date, represents the estimated fair value of the remaining future lease payments and related obligations, net of estimated sublease income, over the term of the lease. The remaining accrued costs represent primarily lease obligations expected to be paid monthly through April 2006.

9) Earnings Per Share

Net income (loss) per share is based on weighted average shares outstanding. Net income (loss) per share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

                                                          Three Months Ended
                                                            September 30,
                                                       -----------------------
Thousands (except per share amounts)                       2005         2004
                                                       ----------   ----------
Net income (loss)................................... $      (539) $     1,246
                                                       ==========   ==========
Net income (loss) per share:
  Weighted-average common shares outstanding
    used in earnings per share computations.........      15,646       15,504
                                                       ==========   ==========
  Net income (loss) per share....................... $     (0.03) $      0.08
                                                       ==========   ==========
Net income (loss) per share - assuming dilution:
  Weighted-average common shares outstanding
    used in earnings per share computations.........      15,646       15,664
                                                       ==========   ==========
  Net income (loss) per share - assuming dilution... $     (0.03) $      0.08
                                                       ==========   ==========
Shares Used in Per Share Computations:
  Weighted average common shares outstanding........      15,646       15,504
  Incremental shares from assumed conversions -
    potential common shares ........................          --          160
                                                       ----------   ----------
  Shares used in computations - assuming dilution...      15,646       15,664
                                                       ==========   ==========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

Due to the reported net loss for the three months ended September 30, 2005, 42,668 potential common shares were not included in the computation of earnings per share - assuming dilution because the effect would be anti-dilutive. For the three month periods ended September 30, 2005 and 2004, options to purchase 3,055,567 and 1,678,105 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

10) Comprehensive Income (Loss)

Comprehensive income (loss) for the three month periods ended September 30, 2005 and 2004 was ($0.3) million and $2.4 million, respectively. The difference between comprehensive income (loss) and net income (loss) was related to foreign currency translation adjustments.

11) Segment Financial Data

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

SBS measures the results of operations for segments (segment profit (loss)) based on income (loss) before income taxes and prior to (a) the allocation of corporate overhead expenses other than marketing costs, (b) substantially all amortization associated with acquisitions and (c) interest and other income from our U.S. operations. The accounting policies used to measure segment profit (loss) are the same as those referred to in Note 1.

                                                Americas     Europe      Corporate &
Thousands                                         Group       Group     Unallocated (1)    Total
                                                ---------   ---------   --------------   ---------
Three month periods ended September 30
Gross sales...........................  2005  $   25,302  $   14,302  $            --  $   39,604
Inter-segment sales...................            (3,333)     (2,133)              --      (5,466)
                                                ---------   ---------   --------------   ---------
Sales to external customers...........        $   21,969  $   12,169  $            --  $   34,138

Gross sales...........................  2004  $   25,039  $   13,557  $            --  $   38,596
Inter-segment sales...................            (1,617)     (2,095)              --      (3,712)
                                                ---------   ---------   --------------   ---------
Sales to external customers...........        $   23,422  $   11,462  $            --  $   34,884

Segment profit (loss)                   2005  $      891  $    1,779  $        (3,500) $     (830)
                                        2004  $    2,495  $    2,388  $        (2,966) $    1,917

Total assets
              As of September 30, 2005        $   32,409  $   39,934  $        80,737  $  153,080
                   As of June 30, 2005        $   34,349  $   38,067  $        80,042  $  152,458

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

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

12) Stock Based Compensation

Effective on July 1, 2005, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black- Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

The fair value method under SFAS 123R is similar to the fair value method under SFAS 123 as amended by SFAS 148 with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R also requires a classification change in the statement of cash flows; whereby, the income tax benefit from stock option exercises are reported as a financing cash flow rather than an operating cash flow as previosly reported.

The Company has several Board and shareholder approved stock option plans for which stock options and restricted stock awards are available to grant to employees and directors. All employee and director stock options granted under the Company's stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options as vesting for all outstanding option grants was based only on continued service as an employee of the Company. All of the Company's outstanding stock options and restricted stock awards are classified as equity instruments.

On April 21, 2005, the Board of Directors of SBS approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $9.22 (the Acceleration). The Acceleration was effective for all such options outstanding on April 21, 2005, all of which were granted by the Company when the Company used the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. The Company's decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the effective date of the Company's adoption of SFAS 123R in connection with outstanding unvested stock options issued to employees.

As a result of the Acceleration, options to purchase approximately 1.3 million shares of SBS' common stock became immediately exercisable on April 21, 2005. Due to the Acceleration, the Company will not recognize stock-based compensation expense of approximately $2.5 million in fiscal years ending June 30, 2006 and beyond (estimated using the Black-Scholes fair value model). The stock-based compensation expense which otherwise would have been reported in future periods, has been reflected in pro forma footnote disclosures for periods prior to the adoption of SFAS 123R, as permitted under the provisions of SFAS 123 prior to its revision.

Stock Options

On the date of adoption of SFAS 123R, there were 3,397,414 outstanding stock options, of which 3,296,080 were fully vested. There were no stock option grants during the three month period ended September 30, 2005.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

For the three months ended September 30, 2005, the Company recorded approximately $36,000 of stock-based compensation expense associated with outstanding unvested stock options in selling, general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2005, there was approximately $170,000 of remaining unamortized stock-based compensation expense associated with unvested stock options which will be expensed over the remaining service period through April 2008.

The following table summarizes our stock option activity in fiscal 2006:

                                                   Weighted avg
                                      Number of     Exercise
                                       options        Price
                                     -----------   -----------
Outstanding at June 30, 2005          3,397,414  $      14.39

  Granted                                    --            --
  Exercised                                 326          5.40
  Cancelled                              39,065         19.35
                                     -----------
Outstanding at September 30, 2005     3,358,023  $      14.33
                                     ===========

As of September 30, 2005:
  Options exercisable                 3,261,689
                                     ===========
  Shares available for grant          2,287,355
                                     ===========

Significant option groups outstanding and exercisable at September 30, 2005 and related weighted average price and life information follows:

                                    Weighted
                                     Average     Weighted                 Weighted
                                    Remaining    Average                  Average
      Range of           Number    Contractual   Exercise     Number      Exercise
  Exercise Prices     Outstanding     Life        Price    Exercisable     Price
--------------------  ------------ -----------  ---------- ------------  ----------
 $  5.44 - $ 10.85        680,913     6.80     $     9.36      584,579  $     9.56
 $ 10.94 - $ 12.49        786,104     7.47          12.21      786,104       12.21
 $ 12.69 - $ 14.50        821,506     6.29          13.63      821,506       13.63
 $ 14.61 - $ 17.00        731,500     4.48          15.78      731,500       15.78
 $ 17.47 - $ 34.50        338,000     4.91          27.83      338,000       27.83
                      ------------ -----------  ---------- ------------  ----------
 $  5.44 - $ 34.50      3,358,023     6.14     $    14.33    3,261,689  $    14.51
                      ============                         ============

Restricted Stock Awards

For the three months ended September 30, 2005, approximately $93,000 of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2005, there was approximately $525,000 of remaining unamortized deferred compensation associated with restricted stock awards, reflected as a separate component of stockholders' equity in the accompanying consolidated condensed balance sheets, which will be expensed over the remaining service period through June 30, 2008.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

On the date of adoption of SFAS 123R, there were 17,020 outstanding restricted stock awards issued to Independent Directors in November and December 2004 in connection with their service on the Company's Board of Directors. The restricted stock awards vest upon the completion of the 2004/2005 term on November 16, 2005 and the trading restrictions will be removed equally over a three-year period from the date of grant. The fair value of these awards was based on the closing price of the Company's common stock on the date of grant. The total compensation of approximately $249,000 was recorded as deferred compensation, a separate component of stockholders' equity in the accompanying consolidated balance sheets, and will be amortized to expense over the requisite service period from November 2004 to November 2005. For the three months ended September 30, 2005, the Company recorded approximately $63,000 of stock-based compensation expense associated with these restricted stock awards.

On July 25, 2005, restricted stock awards for 53,462 shares of the Company's common stock were granted to certain designated executives in connection with the FY 2006 LTEIP. The restricted stock awards vest on June 30, 2008 provided the designated executive remains an employee of the Company through June 30, 2008. In the event of a change in control of SBS, the shares of restricted stock will vest on the date of the close of the change in control transaction. The restricted stock awards were issued under the Company's 1998 Long-Term Equity Incentive Plan. The fair value for each of the 53,462 restricted stock awards granted was $10 per share based on the closing price of the Company's common stock on July 25, 2005. The total compensation of $534,620 was recorded as deferred compensation, a separate component of stockholders' equity in the accompanying consolidated balance sheets, and will be amortized to expense over the requisite service period from July 2005 to June 2008. For the three months ended September 30, 2005, the Company recorded approximately $30,000 of stock-based compensation expense associated with the FY 2006 LTEIP restricted stock awards.

Fair Value Disclosures - Prior to Adoption of SFAS 123R

Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Substantially all stock-based compensation reflected in reported net income related to restricted stock award grants to members of the Company's Board of Directors. The following table illustrates the effect on net income (loss) and net income (loss) per common share in prior periods if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to adoption of SFAS 123R.

                                                                          Three months
                                                                             ended
                                                                            Sept. 30,
Thousands (except per share amounts)                                          2004
                                                                          -----------
Net income (loss), as reported......................................... $      1,246
Stock-based compensation, net of tax effects:
     Add: compensation included in reported net income (loss)..........           13
     Deduct: compensation determined under fair value method...........         (365)
                                                                          -----------
Pro forma net income (loss)............................................ $        894
                                                                          ===========
Net income (loss) per common share, as reported........................ $       0.08
                                                                          ===========
Net income (loss) per common share, pro forma.......................... $       0.06
                                                                          ===========
Net income (loss) per common share - assuming dilution, as reported.... $       0.08
                                                                          ===========
Net income (loss) per common share - assuming dilution, pro forma...... $       0.06
                                                                          ===========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2005
 (Unaudited)

13) Contingencies

SBS is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

For a description of SBS' critical accounting policies and an understanding of the significant factors that influenced SBS' performance during the three months ended September 30, 2005 and 2004, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2005.

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

Executive Summary

The September quarter was an excellent bookings quarter, with orders at $40.1 million, increasing our backlog to $50.4 million from $44.4 million at the end of the prior quarter. As we discussed in our press release dated September 27, 2005, sales were below our original guidance of $35 million to $37 million due to a combination of supplier problems and customer delays that unfortunately were not resolved in time to allow the affected shipments to occur before the end of September. Compared to the quarter ended September 30, 2004 and the preceding quarter, an increased proportion of sales of lower margin products and competitive pricing lowered gross profit as a percentage of sales. Although our financial results for the quarter ended September 30, 2005 were not as strong as our original expectations, our solid bookings and increased backlog give us confidence we will achieve our sales projections for the fiscal year.

During the quarter ended September 30, 2005:

  Sales for the quarter were $34.1 million;

On a sequential basis, total sales decreased 10.1%, compared to $38.0 million in sales for the quarter ended
June 30, 2005.

  Net loss for the quarter was ($539,000). Net loss per share - assuming dilution for the quarter was ($0.03), compared to net income per share - assuming dilution of $0.08 for the comparable period of the prior year.

  Customer orders received and booked during the quarter were $40.1 million. This resulted in a book-to-bill ratio of 1.17 to 1 for the quarter.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales. Historically, 30% to 40% of our sales in each fiscal quarter will be based on orders received and booked during that same fiscal quarter, and we expect this pattern to continue.
  Order backlog was $50.4 million as of September 30, 2005, compared to $44.4 million at the end of the preceding quarter on June 30, 2005 and $46.9 million as of September 30, 2004;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.
  We achieved eleven design wins during the quarter.

In the government and commercial markets, each reported design win represents an initial purchase order of a minimum of $100,000 and is forecasted to produce a minimum of $500,000 in sales annually when in production.

Recognizing the different characteristics of the communications market, beginning this quarter we have lowered the minimum purchase order value for design wins in the communications market to $10,000, although the minimum of $500,000 in sales annually when in production remains unchanged. Based on quoting activity for design win opportunities, we believe that the production potential is large but initial orders are in low-value prototype quantities. The new threshold is more representative of our customers' future order patterns in the communications market.

By end market, the design wins included seven in the government market, two in the commercial market and two in the communications market.
  For the quarter ended September 30, 2005, as a percentage of total sales, sales to one communications customer, Ericsson, represented 17%; and sales to one commercial customer, Applied Materials, represented 7%. No other customer represented more than 5% of sales.

Financial Highlights

Selected financial highlights during the three month period ended September 30, 2005 compared to the same period of the prior fiscal year and the preceding quarter ended June 30, 2005 follows:

                                        Three Months Ended
                          ------------------------------------------------
                               September 30,
Thousands (except         -------------------    %       June 30,    %
  per share amounts)          2005       2004  change      2005    change
                          --------   -------- --------   -------- --------
Sales.................. $  34,138  $  34,884     -2.1% $  37,973    -10.1%
                          ========   ========            ========

Net income (loss)...... $    (539) $   1,246   -143.3% $     767   -170.3%
                          ========   ========            ========

Net income (loss) per share
  - assuming dilution.. $   (0.03) $    0.08           $    0.05
                          ========   ========            ========

See detailed analysis of the financial results below.

Stock-Based Compensation

Effective on July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (SFAS 123R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.

The fair value method under SFAS 123R is similar to the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure

(SFAS 148) with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R also requires a classification change in the statement of cash flows; whereby, the income tax benefit from stock option exercises is reported as a financing cash flow rather than an operating cash flow as previosly reported.

We have several Board and shareholder approved stock option plans for which stock options and restricted stock awards are available to grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any option as vesting for all outstanding option grants was based only on continued service as an employee of SBS. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

On April 21, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options with an exercise price greater than $9.22 (the Acceleration). The Acceleration was effective for all such options outstanding on April 21, 2005, all of which were granted by us when we used the intrinsic-value method of accounting for stock options. All of the other terms and conditions applicable to such outstanding stock option grants still apply. Our decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS 123R on July 1, 2005 in connection with outstanding unvested stock options issued to employees. As a result of the Acceleration, options to purchase approximately 1.3 million shares of SBS' common stock became immediately exercisable on April 21, 2005. Due to the Acceleration, SBS will not recognize stock-based compensation expense of approximately $2.5 million in fiscal years ending June 30, 2006 and beyond (estimated using the Black-Scholes fair value model).

Stock Options

On the date of adoption of SFAS 123R, there were 3,397,414 outstanding stock options, of which 3,296,080 were fully vested. There were no stock option grants during the three month period ended September 30, 2005.

For the three months ended September 30, 2005, we recorded approximately $36,000 of stock-based compensation expense associated with outstanding unvested stock options in selling, general and administrative expense. As of September 30, 2005, there was approximately $170,000 of remaining unamortized stock-based compensation expense associated with unvested stock options which will be expensed over the remaining service period through April 2008.

Restricted Stock Awards

For the three months ended September 30, 2005, approximately $93,000 of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense. As of September 30, 2005, there was approximately $525,000 of remaining unamortized deferred compensation associated with restricted stock awards, reflected as a separate component of stockholders' equity in the accompanying consolidated condensed balance sheets, which will be expensed over the remaining service period through June 30, 2008.

Managements Evaluation of Incentive Compensation Plans

In fiscal 2006, in connection with our adoption of SFAS 123R on July 1, 2005, management reviewed and evaluated the potential impact of the future recognition of stock-based compensation associated with stock option grants if we continued to grant stock options to employees at levels consistent with prior year grants. Based on this evaluation, management recommended to the Board of Directors that we adopt a pay-for-performance model based on cash compensation, together with limited restricted stock award grants, as the primary form of incentive compensation for employees. This decision represents a change from our historical granting of stock options to employees as the primary form of incentive compensation. As a result, on July 25, 2005, our Board of Directors approved the following incentive compensation plans: the SBS Technologies FY 2006 Employee Bonus Plan (FY 2006 EBP); the SBS Technologies FY 2006 Executive Incentive Plan (FY 2006 EIP); and the SBS Technologies FY 2006 Long-Term Executive Incentive Plan (FY 2006 LTEIP).

FY 2006 Employee Bonus Plan

Under the FY 2006 EBP, non-executive employees of SBS in the United States who are not covered by sales commission arrangements are entitled to receive cash bonuses depending on the achievement of certain specified performance goals. The FY 2006 EBP commenced on July 1, 2005 and concludes on June 30, 2006. Awards are targeted at 7% of an employee's eligible income as defined in the FY 2006 EBP. Individual awards will be based on SBS meeting certain specified levels of (i) revenue and (ii) earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and (iii) the achievement of individual performance goals. The specific thresholds with respect to SBS' performance and the percentage weighting for the required metrics under the FY 2006 EBP were approved by our Board of Directors. The FY 2006 EBP will be administered in six-

month performance periods that coincide with each half of our fiscal year ending on June 30, 2006. Participants will be entitled to receive bonuses ranging from 0% to 120% of their targeted award per six-month performance period, depending on the level of SBS' performance and the individual employee's performance. For the three months ended September 30, 2005, management has recorded an estimate of approximately $295,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 EBP.

FY 2006 Executive Incentive Plan

Under the FY 2006 EIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if our actual performance meets certain specified levels of (i) revenue and (ii) EBITDA as established by the Board of Directors, as well as (iii) the achievement of financial goals at different levels of our operating structure (referred to as "Division Goals") and (iv) individual performance goals as established by the Chief Executive Officer. The FY 2006 EIP commenced on July 1, 2005 and concludes on June 30, 2006. Designated executives will be entitled to receive cash incentive bonus payments up to 20% of eligible income as defined in the EIP for attainment of Threshold I and up to 40% of eligible income for attainment of Threshold II, depending on the level of SBS' performance, the level of financial performance of the respective employees operating group (if applicable), and the individual employee's performance. If our revenue and EBITDA performance levels at Threshold I are not achieved, we will not make bonus payments. If our revenue and EBIDTA performance levels attained are above Threshold I, but less than Threshold II, the percentage payouts will be adjusted appropriately based on the level of achievement. For the three months ended September 30, 2005, management has recorded an estimate of approximately $73,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 EIP.

FY 2006 Long-Term Executive Incentive Plan

Under the FY 2006 LTEIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if our actual performance for average annual earnings per share growth and operating margin over the three-year period beginning July 1, 2005 and ending June 30, 2008 exceed certain performance levels (Threshold I, Threshold II, and Threshold III) as established by the Board of Directors. The Board also established and approved the relative weighting that will be used to determine the amount of the overall incentive compensation awards. The term of the LTEIP is July 1, 2005 through June 30, 2008. Performance of SBS above any Threshold but less than the next Threshold will result in a graduated proportional pay-out; below Threshold I performance results in no pay-out. For the three months ended September 30, 2005, management has recorded an estimate of approximately $58,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 LTEIP.

Restricted Stock Award under the FY 2006 LTEIP

Under the FY 2006 LTEIP, restricted stock awards, made out of SBS' 1998 Long-Term Equity Incentive Plan, for 53,462 shares of the Company's common stock were granted to certain designated executives on July 25, 2005. The restrictions on the restricted stock awards lapse on June 30, 2008, regardless of whether any cash incentive awards are paid under the LTEIP, provided the designated executive remains an employee of the Company throughout the term of the LTEIP. If a change in control of SBS occurs, the shares of restricted stock will vest on the date of the close of the change in control transaction.

The fair value for each restricted stock award was $10 based on the closing price of our common stock on July 25, 2005. The total compensation for the restricted stock awards of $534,620 will be amortized to expense over the requisite service period from July 25, 2005 to June 30, 2008. For the three months ended September 30, 2005, approximately $30,000 of stock-based compensation associated with these restricted stock awards was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Results of Operations
(references to fiscal 2006 and fiscal 2005 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                                      Three Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                       2005        2004
                                                                   ----------  ----------
Sales............................................................      100.0%     100.0%
Cost of sales:
  Cost of products sold..........................................       57.6%      54.6%
  Amortization of intangible assets..............................        0.8%       1.1%
                                                                   ----------  ----------
    Total cost of sales..........................................       58.4%      55.6%
                                                                   ----------  ----------
Gross profit.....................................................       41.6%      44.4%

Selling, general and administrative expense......................       25.4%      23.0%
Research and development expense.................................       19.6%      15.8%
Amortization of intangible assets................................        0.2%       0.2%
                                                                   ----------  ----------
Operating income (loss)..........................................       (3.6)%       5.4%
                                                                   ----------  ----------
Interest and other income, net...................................        1.2%       0.4%
Foreign exchange losses..........................................        0.0%      (0.3)%
                                                                   ----------  ----------
                                                                         1.2%       0.1%
                                                                   ----------  ----------
Income (loss) before income taxes................................       (2.4)%       5.5%
Income tax expense (benefit).....................................       (0.8)%       1.9%
                                                                   ----------  ----------
Net income (loss)................................................       (1.6)%       3.6%
                                                                   ==========  ==========

Three Month Periods Ended September 30, 2005 compared to the Three Month Periods Ended September 30, 2004

Sales

Our total sales during the quarter ended September 30, 2005 compared to the same period of the prior fiscal year and the preceding quarter ended June 30, 2005 follows:

                                        Three Months Ended
                          ------------------------------------------------
                               September 30,
                          -------------------    %       June 30,    %
Thousands                     2005       2004  change      2005    change
                          --------   -------- --------   -------- --------
Sales.................. $  34,138  $  34,884     -2.1% $  37,973    -10.1%
                          ========   ========            ========

As we discussed in our press release dated September 27, 2005, sales were below our original guidance of $35 million to $37 million due to a combination of supplier problems and customer delays that unfortunately were not resolved in time to allow the affected shipments to occur before the end of September. On a sequential basis, sales decreased $3.8 million, primarily as a result of supplier problems, customer delays, and a decrease in sales in our quick-turn, short lead time business when compared to sales for the preceding quarter ended June 30, 2005.

For the quarter ended September 30, 2005, as a percentage of total sales, sales to one communications customer, Ericsson, represented 17%; and sales to one commercial customer, Applied Materials, represented 7%. No other customer represented more than 5% of sales. For the quarter ended September 30, 2004, as a percentage of total sales, sales to one communications customer, Ericsson, represented 13%; sales to one commercial customer, Applied Materials, represented 11%; and sales to another European-based communications customer represented 5%. No other customer represented more than 5% of sales.

Sales by end market for the quarter ended September 30, 2005 compare to the same period of the prior fiscal year and the preceding fiscal quarter ended June 30, 2005 as indicated below:

                                              SALES BY END MARKET
                                             (dollars in thousands)

                             Sept. 30,  % of     Sept. 30,  % of     June 30,   % of
Three months ended:            2005     total      2004     total      2005     total
--------------------------   --------- -------   --------- -------   --------- -------

Government................ $   14,465      42% $   15,298      44%     16,368      43%
Communications............     10,718      31%      9,347      27%     11,828      31%
Commercial................      8,955      27%     10,239      29%      9,777      26%
                             --------- -------   --------- -------   --------- -------
Total..................... $   34,138     100% $   34,884     100%     37,973     100%
                             ========= =======   ========= =======   ========= =======

For the three months ended September 30, 2005, sales to government customers decreased 5.4%, sales to communications customers increased 14.7% and sales to commercial customers decreased 12.5%, all compared to the comparable period of the prior fiscal year. On a sequential basis, sales to government customers decreased 11.6%, sales to communications customers decreased 9.4% and sales to commercial customers decreased 8.4%, all compared to the preceding quarter ended June 30, 2005.

Gross Profit

Gross profit during the quarter ended September 30, 2005 compared to the same period of the prior fiscal year and the preceding quarter ended June 30, 2005 follows:

                                                         Three months ended
                                       -----------------------------------------------------
                                            September 30,
                                       ---------------------    Incr/    June 30,     Incr/
Thousands                                  2005        2004    (decr)      2005      (decr)
                                       ---------   ---------   -------   ---------   -------
Gross profit........................ $   14,218  $   15,477  $ (1,259) $   16,775  $ (2,557)
                                       =========   =========   =======   =========   =======
Gross profit as a percent of sales:
  Cost of products sold.............       57.6%       54.6%                 55.2%
  Intangible asset amortization.....        0.8%        1.1%                  0.6%
                                       ---------   ---------             ---------
    Gross profit....................       41.6%       44.4%                 44.2%
                                       =========   =========             =========

Compared to the quarter ended September 30, 2004 and the preceding quarter, an increased proportion of sales of lower margin products and competitive pricing lowered gross profit as a percentage of sales.

Consistent with our Form 10-K for the year ended June 30, 2005, we have included the amortization of intangible assets associated with completed technology and license agreements as a separate component of cost of sales. The decrease in amortization of intangible assets in fiscal 2006 compared with fiscal 2005 was primarily the result of the completion of the amortization of certain license agreements in June 2005.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the quarter ended September 30, 2005 compared to the same period of the prior fiscal year and the preceding quarter ended June 30, 2005 follows:

                                                         Three months ended
                                       -----------------------------------------------------
                                            September 30,
                                       ---------------------    Incr/    June 30,     Incr/
Thousands                                  2005        2004    (decr)      2005      (decr)
                                       ---------   ---------   -------   ---------   -------
SG&A expense........................ $    8,661  $    8,023  $    638  $    9,702  $ (1,041)
                                       =========   =========   =======   =========   =======

As a percent of sales...............       25.4%       23.0%                 25.5%
                                       =========   =========             =========

The increase in SG&A expense for the three months of fiscal 2006 compared to the same period of the prior fiscal year was principally the result of an increase in certain discretionary expenditures in fiscal 2006 together with compensation costs associated with the incentive compensation plans approved by the Board of Directors on July 25, 2005. In addition, stock-based compensation associated with unvested stock options granted in prior periods was approximately $36,000 in fiscal 2006 versus none in the prior fiscal year. These costs were recorded as a result of our adoption of the fair value method of accounting for stock options as required in SFAS 123R, "Share Based Payment," effective July 1, 2005.

On a sequential basis, the decrease was primarily the result of cost control initiatives, partially offset by the increased incentive compensation costs discussed previously, together with certain costs present in the quarter ended June 30, 2005 which did not repeat in the current quarter. Those costs included employee severance costs, costs associated with moving to new facilities in Albuquerque, New Mexico and Mansfield, Massachusetts, and costs associated with our Sarbanes-Oxley Section 404 implementation during the preceding quarter.

For the three months ended September 30, 2005, SG&A expense increased to 25.4% compared to 23.0% for the same period of the prior fiscal year. Looking forward, based on our sales projections, we expect the expense level incurred in the current quarter to remain relatively constant.

Research and Development Expense

Research and development (R&D) expense during the quarter ended September 30, 2005 compared to the same period of the prior fiscal year and the preceding quarter ended June 30, 2005 follows:

                                                         Three months ended
                                       -----------------------------------------------------
                                            September 30,
                                       ---------------------    Incr/    June 30,     Incr/
Thousands                                  2005        2004    (decr)      2005      (decr)
                                       ---------   ---------   -------   ---------   -------
R&D expense......................... $    6,693  $    5,505  $  1,188  $    6,755  $    (62)
                                       =========   =========   =======   =========   =======

As a percent of sales...............       19.6%       15.8%                 17.8%
                                       =========   =========             =========

Increasing our intellectual property is a key element of our growth strategy. During the quarter ended September 30, 2005, we introduced 4 new products. The increase in R&D expense for the three months of fiscal 2006 compared to the same period of the prior fiscal year was primarily the result of our fiscal 2005 mid-year investment in additional engineering resources to serve the government and international markets, the timing of outside development costs associated with our product development efforts, and increased incentive compensation costs associated with the incentive compensation plans approved by the Board of Directors on July 25, 2005.

On a sequential basis, R&D expense was consistent with the preceding quarter as a result of the timing of outside development costs associated with our product development efforts offset by the increased incentive compensation costs noted previously.

For these reasons, R&D expense for the three months ended September 30, 2005 increased to 19.6% compared to 15.8% for the same period of the prior fiscal year. Looking forward, as with SG&A, we expect the current quarter's expense level to remain relatively constant.

Interest and Other Income, Net

Net interest and other income of $396,000 for the three months ended September 30, 2005 represented an increase from prior year levels due primarily to improvements in interest rates earned for cash balances and increased cash balances.

Foreign Exchange Losses

Foreign exchange losses in fiscal 2006, which represent primarily realized and unrealized losses on transactions denominated in non-functional currencies, decreased from fiscal 2005 levels primarily as a result of reduced payables in non-functional currencies and changes in the Euro to U.S. dollar exchange rates during the period.

Income Tax Expense

We record income tax expense based on our estimated worldwide effective tax rates for the respective fiscal years. For fiscal 2006 and 2005, our estimated worldwide effective tax rate was approximately 35.0%. Our estimated worldwide effective income tax rate incorporates a projected mix of pre-tax income from domestic and foreign sources, together with benefits from certain income tax planning strategies, including benefits from foreign sales and research and experimentation tax credits. We continue to evaluate the potential impact of the foreign dividend repatriation provisions of the Americans Jobs Creation Act of 2004 on our estimated worldwide effective tax rate.

In assessing the realizability of our deferred tax assets, management considers projected future sources of taxable income together with tax planning strategies. A valuation allowance has been established that applies to certain U.S. State and foreign operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at September 30, 2005.

We generally do not record deferred income taxes on the undistributed earnings of our foreign subsidiaries in accordance with the indefinite reversal criterion in APB Opinion No. 23, "Accounting for Income Taxes - Special Areas", because we currently do not expect those unremitted earnings to reverse and become taxable in the foreseeable future. Upon distribution of these earnings, which amounted to approximately $34.6 million at June 30, 2005, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

Earnings Per Share

For the three months ended September 30, 2005 (fiscal 2006), net loss per common share and net loss per common share - assuming dilution were ($0.03). This compares to net income per common share and net income per common share - assuming dilution of $0.08 for the comparable period of fiscal 2005 ended September 30, 2004.

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

Americas Group

                                       Three Months Ended
                                  ------------------------------
                                       September 30,
                                  ---------------------    %
Thousands                             2005        2004  change
                                  ---------   --------- -------
Sales to External Customers.... $   21,969  $   23,422    -6.2%
                                  =========   =========

Segment Profit................. $      891  $    2,495   -64.3%
                                  =========   =========

Sales to External Customers. For the three months ended September 30, 2005, sales to external customers decreased approximately $1.5 million compared to the comparable period of the prior fiscal year. Sales during fiscal 2006 were negatively impacted by a combination of supplier problems and customer delays that were not resolved in time to allow the affected shipments to occur before the end of September, and a decrease in quick-turn, short lead time business.

Segment Profit. For the three months ended September 30, 2005, segment profit decreased from fiscal 2005 levels primarily as a result of decreased gross profit together with increased SG&A and R&D expenses. The decrease in gross margin as a percent of sales was the result of a change in sales mix due to a higher proportion of sales of lower margin products in relation to total sales and competitive pricing. The increased SG&A expenses were due primarily to the timing of certain discretionary expenses and increased incentive compensation as discussed previously. The increased R&D expenses were due primarily to our mid-year decision in fiscal 2005 to invest in our infrastructure to pursue opportunities in the government systems market, the timing of outside development costs associated with our product development efforts, and increased incentive compensation as discussed previously. For these reasons, segment profit as a percentage of sales to external customers was 4.1% for the three month periods ended September 30, 2005, respectively, compared to 10.7% for the same period of fiscal 2005.

Europe Group

                                       Three Months Ended
                                  ------------------------------
                                       September 30,
                                  ---------------------    %
Thousands                             2005        2004  change
                                  ---------   --------- -------
Sales to External Customers.... $   12,169  $   11,462     6.2%
                                  =========   =========

Segment Profit................. $    1,779  $    2,388   -25.5%
                                  =========   =========

Sales to External Customers. For the three months ended September 30, 2005, sales to external customers increased approximately $0.7 million compared to the comparable period of the prior fiscal year. Compared with the prior fiscal year, changes in currency exchange rates used to translate the Group's financial statements to U.S. dollars had minimal impact. During fiscal 2006, sales to one communications customer, Ericsson, represented $5.8 million compared to $4.5 million in the same period of fiscal 2005 ended September 30, 2004.

Segment Profit. For the three month period ended September 30, 2005, segment profit decreased $609,000 compared to the comparable period of the prior fiscal year, due primarily to reduced gross profit as a result of a higher mix of lower margin production orders, and increased SG&A and R&D expenses commensurate with the growth in the business, partially offset by the increase in sales. For these reasons, segment profit as a percentage of sales was 14.6% for the three month period of fiscal 2006, compared to 20.8% for the same period of fiscal 2005.

Liquidity, Capital Resources and Financial Condition

Our objective is to maintain adequate financial resources and liquidity to finance our operations. We use a combination of proceeds from the sale or issuance of equity securities and internally generated funds to finance our working capital requirements, capital expenditures, and operations.

Our cash balance of $55.9 million at September 30, 2005 represented an increase of $0.7 million during the quarter ended September 30, 2005. For the quarters ended September 30, 2005 and 2004, net cash flows from operating activities and proceeds from the exercise of employee stock options were the principal sources of funding, and cash was used for a mix of activities including working capital needs and capital expenditures. We anticipate that this trend will continue during the remainder of the fiscal year ending June 30, 2006; however, future cash inflows from employee stock option exercises are generally dependent upon the amount of excess, if any, between the current market price of our common stock and the price the employee must pay to exercise the option and are therefore difficult to predict with certainty.

Cash Flows

Changes to our cash balance during the three months ended September 30, 2005, and 2004 follows:

Comparison of Condensed
Consolidated Statements of Cash Flows

                                                 Three Months Ended
                                                   September 30,
                                              -----------------------
                                                 2005         2004
                                              ----------   ----------
Cash Flow Provided by (Used in)                     Thousands
   Operating activities....................  $    1,406   $    1,052
   Investing activities....................        (683)        (618)
   Financing activities....................           2           92
   Net effect on cash from:
      Exchange rate changes................         (52)         157
                                              ==========   ==========

Operating Activities

Cash flows from operating activities during the three months ended September 30, 2005, were principally the result of the net loss, changes in working capital and the impact of certain non-cash and non-operating activities. including depreciation and amortization expenses totaling approximately $1.3 million and stock-based compensation costs of approximately $129,000, of which approximately $36,000 is the result of our adoption of SFAS 123R on July 1, 2005.

The underlying drivers of the changes in working capital during the first quarter of fiscal 2006 were as follows:

  The decrease in accounts receivable provided operating cash of $128,000, before foreign currency translation adjustments of approximately $272,000, due to cash collections during the period.
  The increase in inventory used cash of $587,000, before foreign currency translation adjustments of approximately $25,000, due primarily to supplier problems and customer delays experienced during the quarter.
  The decrease in total liabilities used cash from operations of $899,000, before foreign currency translation adjustments of $47,000, due to incentive compensation accruals during the quarter and the timing of payments.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures necessary to support the growth of our business and to enhance the productivity of our operations. During the three month period ended September 30, 2005, purchases of property and equipment were $0.7 million.

Financing Activities

Our principal source of cash inflows from financing activities is proceeds from the issuance of common stock associated with the exercise of employee stock options.

Exchange Rates

Changes in foreign currency exchange rates during the three months ended September 30, 2005 negatively impacted our cash balances by approximately $52,000. Due to our international operations, where transactions are recorded in functional currencies other than the U.S. dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period result in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

Cash Requirements

On March 30, 2005, we entered into a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The credit agreement provides for borrowings for working capital and general corporate purposes of up to $20 million and any outstanding borrowings are due and payable in full on March 28, 2006. The Credit Agreement is secured by a first priority lien on substantially all assets of SBS. Interest on borrowings is set forth in each promissory note executed under the terms of the Credit Agreement and is either payable on a variable basis at the Wells Fargo Bank prime rate or payable for a fixed rate term of either one, two or three months at a rate of LIBOR plus 1.75%.

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

(Adjusted Tangible Net Worth defined as total stockholders' equity minus the aggregate of any intangible assets; any treasury stock; any receivables from stockholders, employees and/or affiliates; and foreign currency translation adjustments)
  a Leverage Ratio of not greater than 0.50 to 1;

(Leverage Ratio defined as total liabilities divided by Tangible Net Worth. Tangible Net Worth defined as total stockholders' equity minus the aggregate of any intangible assets; any treasury stock; and any receivables from stockholders, employees and/or affiliates)
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

In addition, under the terms of the Credit Agreement, we are required to maintain our primary operating accounts with Wells Fargo Bank or maintain a balance of not less than $20 million on deposit with the bank. As of September 30, 2005, our balance on deposit with the bank was in excess of $20 million.

As of the date of this report, we have no borrowings outstanding under the Credit Agreement and we were in compliance with all financial covenants required under the terms of the amended Credit Agreement as of September 30, 2005.

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

Contractual Obligations

SBS is committed under non-cancelable operating leases for buildings and equipment that expire at various dates through fiscal 2015. There was no material change in our contractual obligations during the quarter ended September 30, 2005.

Off-Balance Sheet Arrangements

As of September 30, 2005, we had no transactions that would be considered off-balance sheet arrangements in accordance with the definition under SEC rules.

Inflation

For the three month periods ended September 30, 2005 and 2004, we experienced no significant impact from inflation.

Business Outlook

In summary, this past quarter was marked by lower than expected revenue and earnings results, but strong bookings performance. Our business experienced short term fluctuations due to supplier problems and customer delays, but we believe that our fiscal year goals are still achievable. We continue to look at and improve our operating costs, but will not deviate from our strategic plan. We believe we are successfully executing our strategy, which we believe will deliver growth in sales and earnings over the next several years.

In the communications market, we are continuing to see strong interest and increased proposal activity for our new family of AdvancedMC™ products. In addition, we have placed product for evaluation and test with telecommunications equipment manufacturers' research and development labs. We believe the market opportunities are progressing as planned, with the remainder of fiscal year 2006 targeted to capture new design wins and low rate initial production, with significant production to follow in fiscal year 2007.

We were pleased with the results of our business development activities in the government market. This quarter, we had seven excellent design wins and strong bookings for follow on production for several preexisting design wins. Increased production orders in the government market are one of the key indicators for our anticipated second half growth.

In the commercial market, we are continuing to pursue opportunities for semiconductor manufacturing equipment, image processing, and medical electronics applications. These are segments of the market that require high performance solutions which are a good fit for our product portfolio.

As discussed in previous press releases, based on our forecasts, we expect that a significant amount of our revenue growth for fiscal year 2006 will occur in the second half of the fiscal year. This is due to two primary factors. First, we expect revenues from AdvancedMC products to begin to ramp up during the later part of the year. Second, based on customers' forecasts, orders for military systems will increase as we progress through the fiscal year.

Based on our backlog and our customers' forecasts, we expect sales for the second quarter of fiscal year 2006 ending December 31, 2005 to be between $37 million and $39 million. For the fiscal year ending June 30, 2006, we continue to expect sales to be between $165 million and $175 million.

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

Recently Issued Accounting Standards

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, Accounting Changes and Error Corrections, (SFAS 154). SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005 or beginning on July 1, 2006. SFAS 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

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

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as translation adjustments in other comprehensive income. Foreign currency exchange rate exposure is most significant with respect to the euro. For the three months ended September 30, 2005 compared to the same period of the prior fiscal year, the impact to net sales by changes in foreign currencies, primarily the euro, was not significant.

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

Item 4 - Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of "disclosure controls and procedures" (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Conclusions

Based on our controls evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

10.cs (1) Amendment #3 to Lease between Oakview Eagan Investors, LLC (a Delaware Limited Liability Company), as successor in interest to Lutheran Brotherhood, (a Minnesota Corporation), and SBS Technologies, Inc., Commercial Group, formerly known as Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated July 12, 2005, together with the original lease agreement dated September 5, 1997 (the "original lease"), as amended by amendment #1 dated December 23, 1997, and amendment #2 dated May 22, 2002.

10.ct (1) SBS Technologies, Inc. FY 2006 Employee Bonus Plan

10.cu (1) SBS Technologies, Inc. FY 2006 Executive Incentive Plan

10.cv (1) SBS Technologies, Inc. FY 2006 Long-term Executive Incentive Plan

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

SBS TECHNOLOGIES, INC.
(Registrant)

By: /s/ Clarence W. Peckham
Clarence W. Peckham
Chief Executive Officer

By: /s/ James E. Dixon Jr.
James E. Dixon Jr.
Executive Vice President and
Chief Financial Officer

Date: November 8, 2005

INDEX TO EXHIBITS
Incorporated by Reference from
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
3.i	Restated Articles of Incorporation dated November 10, 2000					X
3.ii	Second Restated and Amended By-laws dated November 13, 2003	10-Q	001-10981	3.ii	12-31-2003
4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.					X
4.b	Articles I and II of the Second Restated and Amended By-laws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	12-31-2003
4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent.	10-K	001-10981	4.1	6-30-2002
10.cs

Amendment #3 to Lease between Oakview Eagan Investors, LLC (a Delaware Limited Liability Company), as successor in interest to Lutheran Brotherhood, (a Minnesota Corporation), and SBS Technologies, Inc., Commercial Group, formerly known as Bit 3 Computer Corporation, a wholly-owned subsidiary of SBS Technologies, Inc., dated July 12, 2005, together with the original lease agreement dated September 5, 1997 (the "original lease"), as amended by amendment #1 dated Dec. 23, 1997, and amendment #2 dated May 22, 2002.

		8-K	001-10981	10.cs	7-13-2005
10.ct	SBS Technologies FY 2006 Employee Bonus Plan.	8-K	001-10981	10.ct	7-28-2005
10.cu	SBS Technologies FY 2006 Executive Incentive Plan.	8-K	001-10981	10.cu	7-28-2005
10.cv	SBS Technologies FY 2006 Long-Term Executive Incentive Plan.	8-K	001-10981	10.cv	7-28-2005
14	Code of Ethics.	8-K	001-10981	14	11-21-2003
31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X
31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X
32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X
32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X