Form 10-Q
period 2005-12-31
SBS TECHNOLOGIES INC
filed 2006-02-08
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

The total number of shares outstanding of the registrant's Common Stock as of January 27, 2006 was 15,663,665.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended December 31, 2005
Table of Contents

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations, and business of SBS Technologies, Inc. and subsidiaries (referred to variously as "SBS," "we," "us" and "our"). You may find many of these statements by looking for words like "intends," "expects," "projects," "believes," "anticipates" or similar expressions in this Form 10-Q. We consider all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

  statements regarding future events and the future financial performance of SBS;

  expected sales levels for the fiscal year ending June 30, 2006;

  expected sales levels for the quarter ending March 31, 2006;

  expected growth anticipated in the second half of the fiscal year ending June 30, 2006;

  the expectation to close additional AdvancedMC™ product design wins;

  the expectation of increased sales of AdvancedMC products from low rate initial production in the second half of fiscal 2006, and from significant production in fiscal 2007;

  expected levels of research and development expense;

  the expectation of internally-generated cash flows;

  expected renewal of the Credit Agreement with Wells Fargo Bank National Association;

  the continued health of the end markets we serve;

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

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
 (Unaudited)

                                                                   December 31,         June 30,
                                                                       2005               2005
                                                                 ----------------   ----------------
                          ASSETS
Current assets:
  Cash and cash equivalents.................................... $         53,180   $         55,195
  Receivables, net ............................................           28,658             27,535
  Inventories..................................................           22,752             21,815
  Deferred income taxes........................................            1,356              1,361
  Prepaid expenses.............................................            1,050              1,676
  Other current assets.........................................              999                718
                                                                 ----------------   ----------------
    Total current assets.......................................          107,995            108,300

Property and equipment, net....................................            7,026              7,635
Goodwill.......................................................           16,932             16,995
Intangible assets, net.........................................            2,506              3,108
Deferred income taxes..........................................           15,325             15,529
Other assets...................................................              917                891
                                                                 ----------------   ----------------
    Total assets............................................... $        150,701   $        152,458
                                                                 ================   ================
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $          4,667   $          4,509
  Accrued representative commissions...........................              688                819
  Income taxes payable.........................................            2,095              3,051
  Accrued compensation.........................................            3,666              4,851
  Accrued severance and consolidation costs....................              183                424
  Other current liabilities ...................................            2,977              2,785
                                                                 ----------------   ----------------
    Total current liabilities..................................           14,276             16,439
Other long-term liabilities....................................              198                132
                                                                 ----------------   ----------------
    Total liabilities..........................................           14,474             16,571
                                                                 ----------------   ----------------
Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,663,665 issued and outstanding at December 31, 2005,
    15,645,929 issued and outstanding at June 30, 2005                    99,314             98,369
  Unearned compensation .......................................             (693)               (84)
  Accumulated other comprehensive income.......................            1,494              2,014
  Retained earnings............................................           36,112             35,588
                                                                 ----------------   ----------------
    Total stockholders' equity.................................          136,227            135,887
                                                                 ----------------   ----------------
    Total liabilities and stockholders' equity................. $        150,701   $        152,458
                                                                 ================   ================

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
 (Unaudited)

                                                       Three Months Ended       Six Months Ended
                                                          December 31,            December 31,
                                                      ---------------------   ---------------------
                                                          2005        2004        2005        2004
                                                      ---------   ---------   ---------   ---------
Sales.............................................. $   37,284  $   42,246  $   71,422  $   77,130
Cost of sales:
  Cost of products sold............................     20,788      23,039      40,448      42,079
  Amortization of intangible assets................        260         450         519         817
                                                      ---------   ---------   ---------   ---------
    Total cost of sales............................     21,048      23,489      40,967      42,896
                                                      ---------   ---------   ---------   ---------
Gross profit.......................................     16,236      18,757      30,455      34,234

Selling, general and administrative expense........      8,413       9,121      17,075      17,145
Research and development expense...................      6,530       6,102      13,222      11,608
Amortization of intangible assets..................         80          79         159         148
                                                      ---------   ---------   ---------   ---------
Operating income (loss)............................      1,213       3,455          (1)      5,333
                                                      ---------   ---------   ---------   ---------
Interest and other income, net.....................        410         204         806         345
Foreign exchange gains (losses)....................         13        (342)          1        (444)
                                                      ---------   ---------   ---------   ---------
                                                           423        (138)        807         (99)
                                                      ---------   ---------   ---------   ---------
Income before income taxes.........................      1,636       3,317         806       5,234
Income tax expense.................................        572       1,161         282       1,832
                                                      ---------   ---------   ---------   ---------
Net income......................................... $    1,064  $    2,156  $      524  $    3,402
                                                      =========   =========   =========   =========

Earnings per share data:
  Net income per share............................. $     0.07  $     0.14  $     0.03  $     0.22
                                                      =========   =========   =========   =========
  Net income per share -
    assuming dilution.............................. $     0.07  $     0.14  $     0.03  $     0.22
                                                      =========   =========   =========   =========

Weighted average shares used in net income
  per share computations...........................     15,654      15,527      15,650      15,516
                                                      =========   =========   =========   =========
Weighted average shares used in net income
  per share - assuming dilution computations.......     15,715      15,763      15,702      15,714
                                                      =========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income
For Six Months Ended December 31, 2005
Thousands (except share amounts)
 (Unaudited)

                                                                                   Accumulated
                                                                                    other                 Total      Compre-
                                                   Common Stock         Unearned    compre-               stock-    hensive
                                                ----------------------   compen-   hensive    Retained   holders'    income
                                                  Shares      Amount     sation     income    earnings    Equity     (loss)
                                                -----------  ---------  ---------  ---------  ---------  ---------  ---------

Balances at June 30, 2005...................... 15,645,929  $  98,369  $     (84) $   2,014  $  35,588  $ 135,887
Exercise of stock options......................        716          4         --         --         --          4
Stock-based compensation.......................         --        137        195         --         --        332
Restricted stock awards issued to
  independent directors........................     17,020        804       (804)        --         --         --
Comprehensive income:
  Net income...................................         --         --         --         --        524        524  $     524
  Other comprehensive income:
    Foreign currency translation adjustments...         --         --         --       (520)        --       (520)      (520)
                                                                                                                    ---------
    Comprehensive income.......................                                                                    $       4
                                                -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at December 31, 2005.................. 15,663,665  $  99,314  $    (693) $   1,494  $  36,112  $ 136,227
                                                ===========  =========  =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
 (Unaudited)

                                                                           Six months ended
                                                                             December 31,
                                                                        ------------------------
                                                                            2005         2004
                                                                        -----------  -----------
Cash flows from operating activities:
  Net income.......................................................... $       524  $     3,402
  Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
      Depreciation and amortization...................................       2,479        2,925
      Bad debt expense................................................         170           61
      Deferred income taxes...........................................         307          (40)
      Loss (gain) on disposition of assets ...........................           3          (13)
      Foreign exchange (gains) losses.................................          (1)         444
      Stock-based compensation........................................         332           68
      Changes in assets and liabilities:
        Receivables...................................................      (1,501)      (3,648)
        Inventories...................................................      (1,139)      (2,196)
        Prepaid expenses and other....................................         315          115
        Accounts payable..............................................         144       (3,017)
        Accrued representative commissions............................        (119)         (76)
        Income taxes..................................................        (919)       4,266
        Accrued compensation..........................................      (1,168)        (493)
        Accrued severance and consolidation costs.....................        (241)        (218)
        Other liabilities.............................................         263          799
                                                                        -----------  -----------
        Net cash (used) provided by operating activities..............        (551)       2,379

Cash flows from investing activities:
  Acquisition of property and equipment...............................      (1,232)      (1,399)
                                                                        -----------  -----------
        Net cash used in investing activities.........................      (1,232)      (1,399)

Cash flows from financing activities:
  Proceeds from exercise of stock options.............................           4          665
                                                                        -----------  -----------
        Net cash provided by financing activities.....................           4          665
Effect of exchange rate changes on cash...............................        (236)         943
                                                                        -----------  -----------
        Net change in cash and cash equivalents.......................      (2,015)       2,588
Cash and cash equivalents at beginning of period......................      55,195       47,943
                                                                        -----------  -----------
Cash and cash equivalents at end of period............................ $    53,180  $    50,531
                                                                        ===========  ===========
Supplemental disclosure of cash flow information:
  Income taxes paid, net.............................................. $       645  $     2,093
                                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2005
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

Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (SFAS 123R) using the modified prospective method. See Note 12 for additional information regarding stock-based compensation.

2) Receivables, net

Receivables, net consist of the following:

                                               December 31,  June 30,
Thousands                                        2005          2005
                                              -----------   -----------
Accounts receivable........................ $     29,085  $     27,836
Less allowance for doubtful accounts.......         (427)         (301)
                                              -----------   -----------
                                            $     28,658  $     27,535
                                              ===========   ===========

3) Inventories

Inventories consist of the following:

                                               December 31,  June 30,
Thousands                                        2005          2005
                                              -----------   -----------
Raw materials.............................. $     11,990  $      9,711
Work in process............................        3,917         3,880
Finished goods.............................        6,845         8,224
                                              -----------   -----------
                                            $     22,752  $     21,815
                                              ===========   ===========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2005
 (Unaudited)

4) Goodwill and Intangible Assets

The Company completed the required annual goodwill impairment analysis for the fiscal year ended June 30, 2005, as of April 1, 2005, and the estimated fair value of goodwill was determined to be in excess of its carrying value, indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the six months ended December 31, 2005 are as follows:

                              Total Goodwill by Operating Segment
Thousands                                      Americas       Europe         Total
                                              -----------   -----------   -----------
Balance at June 30, 2005................... $      3,697  $     13,298  $     16,995
Foreign currency translation adjustments ..          175          (238)          (63)
                                              -----------   -----------   -----------
Balance at December 31, 2005............... $      3,872  $     13,060  $     16,932
                                              ===========   ===========   ===========

See Note 11 for for additional information regarding the Company's operating segments.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

                                  Amortized Intangible Assets
------------------------------------------------------------------------------------
                                    Estimated      Gross                      Net
                                      useful     carrying    Accumulated   carrying
 Thousands                             life       amount     amortization   amount
                                    ----------   ---------   -----------   ---------
As of December 31, 2005
  Current technology............... 2 - 7 yrs  $    9,510  $      7,923  $    1,587
  License agreements............... 2 - 5 yrs         227           144          83
  Covenant not to compete.......... 3 - 5 yrs       1,385           691         694
  Other intangibles................ 8 - 17 yrs        380           238         142
                                                 ---------   -----------   ---------
        Total                                  $   11,502  $      8,996  $    2,506
                                                 =========   ===========   =========
As of June 30, 2005
  Current technology............... 2 - 7 yrs  $    9,816  $      7,767  $    2,049
  License agreements............... 2 - 5 yrs       2,452         2,345         107
  Covenant not to compete.......... 3 - 5 yrs       2,965         2,176         789
  Other intangibles................ 8 - 17 yrs        376           213         163
                                                 ---------   -----------   ---------
        Total......................            $   15,609  $     12,501  $    3,108
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

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2005
 (Unaudited)

The following table summarizes estimated amortization expense for future periods as follows:

Estimated amortization expense:                        Thousands
  Remainder of fiscal year ending June 30, 2006..... $       735
  For the fiscal years ending:
      June 30, 2007.................................       1,209
      June 30, 2008.................................         520
      June 30, 2009.................................           5
      June 30, 2010 and thereafter..................          37
                                                       ----------
                                                     $     2,506
                                                       ==========

5) Revolving Line of Credit

SBS maintains a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The Credit Agreement provides for borrowings for working capital and general corporate purposes of up to $20 million and any outstanding borrowings are due and payable in full on March 28, 2006.  The Credit Agreement is secured by a first priority lien on substantially all assets of SBS. Interest on borrowings is set forth in each promissory note executed under the terms of the Credit Agreement and is either payable on a variable basis at the Wells Fargo Bank prime rate or payable for a fixed rate term of either one, two or three months at a rate of LIBOR plus 1.75%.  There have been no borrowings under the Credit Agreement through December 31, 2005.

The terms of the Credit Agreement, as amended, require SBS to comply with certain financial and other covenants. Effective on May 9, 2005, the Credit Agreement was amended (First Amendment to Credit Agreement) to modify the minimum tangible net worth requirement defined in Section 4.9(a) of the agreement to exclude the impact of foreign currency translation adjustments from the minimum required balance. As of December 31, 2005, SBS was in compliance with all financial covenants required under the terms of the amended Credit Agreement. In addition, SBS is required to maintain its primary operating accounts with Wells Fargo Bank or maintain a balance of not less than $20 million on deposit with the bank. As of December 31, 2005, the Company's balance on deposit with Wells Fargo Bank was in excess of the $20 million requirement.

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

FY 2006 Employee Bonus Plan

Under the FY 2006 EBP, non-executive employees of the Company in the United States who are not covered by sales commission arrangements are entitled to receive cash bonuses depending on the achievement of certain specified performance goals. The FY 2006 EBP commenced on July 1, 2005 and concludes on June 30, 2006. Awards are targeted at 7% of an employee's eligible income as defined in the FY 2006 EBP. Individual awards will be based on the Company meeting certain specified levels of (i) revenue and (ii) earnings before interest expense, income taxes,

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2005
 (Unaudited)

 depreciation and amortization ("EBITDA") and (iii) the achievement of individual performance goals. The specific thresholds with respect to the the Company's performance and the percentage weighting for the required metrics under the FY 2006 EBP were approved by the Company's Board of Directors. The FY 2006 EBP will be administered in six-month performance periods that coincide with each half of the Company's fiscal year ending on June 30, 2006. Participants will be entitled to receive bonuses ranging from 0% to 120% of their targeted award per six-month performance period, depending on the level of the Company's performance and the individual employee's performance. For the six months ended December 31, 2005, management has recorded an estimate of approximately $412,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 EBP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

FY 2006 Executive Incentive Plan

Under the FY 2006 EIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if the Company's actual performance meets certain specified levels of (i) revenue and (ii) EBITDA as established by the Board of Directors, as well as (iii) the achievement of financial goals at different levels of the Company's operating structure (referred to as "Division Goals") and (iv) individual performance goals as established by the Chief Executive Officer. The FY 2006 EIP commenced on July 1, 2005 and concludes on June 30, 2006. The designated executives will be entitled to receive cash incentive bonus payments up to 20% of the designated executive's eligible income as defined in the EIP for attainment of Threshold I and up to 40% of the designated executive's eligible income for attainment of Threshold II, depending on the level of the Company's performance, the level of financial performance of the respective employees operating group (if applicable), and the individual employee's performance. In the event Company revenue and EBITDA performance levels at Threshold I are not achieved, there will be no bonus payment. In the event Company revenue and EBIDTA performance levels attained are above Threshold I, but less than Threshold II, the percentage payouts will be adjusted appropriately based on the level of achievement. For the six months ended December 31, 2005, management has recorded an estimate of approximately $147,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 EIP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

FY 2006 Long-Term Executive Incentive Plan

Under the FY 2006 LTEIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if the Company's actual performance for average annual earnings per share growth and operating margin over the three-year period beginning July 1, 2005 and ending June 30, 2008 exceed certain performance levels (Threshold I, Threshold II, and Threshold III) as established by the Board of Directors. The Board also established and approved the relative weighting that will be used to determine the amount of the overall incentive compensation awards. The term of the LTEIP is July 1, 2005 through June 30, 2008. Performance of the Company above any Threshold but less than the next Threshold will result in a graduated proportional pay-out; below Threshold I performance results in no pay-out. For the six months ended December 31, 2005, management has recorded an estimate of approximately $137,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 LTEIP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

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

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2005
 (Unaudited)

7) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based on prior warranty costs for substantially similar products. The following table presents the activity in the product warranty liability for the six months ended December 31:

                                                          2005         2004
Thousands                                              ----------   ----------
Balance at beginning of period...................... $       765  $       599
  Estimated warranty costs for product sales........         242          369
  Adjustments to settle warranty activity...........        (245)        (276)
                                                       ----------   ----------
Balance at end of period............................ $       762  $       692
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

                                                         Three Months Ended         Six Months Ended
                                                            December 31,              December 31,
                                                       -----------------------   -----------------------
Thousands (except per share amounts)                       2005         2004         2005         2004
                                                       ----------   ----------   ----------   ----------
Net income.......................................... $     1,064  $     2,156  $       524  $     3,402
                                                       ==========   ==========   ==========   ==========
Net income per share:
  Weighted-average common shares outstanding
    used in earnings per share computations.........      15,654       15,527       15,650       15,516
                                                       ==========   ==========   ==========   ==========
  Net income per share.............................. $      0.07  $      0.14  $      0.03  $      0.22
                                                       ==========   ==========   ==========   ==========
Net income per share - assuming dilution:
  Weighted-average common shares outstanding
    used in earnings per share computations.........      15,715       15,763       15,702       15,714
                                                       ==========   ==========   ==========   ==========
  Net income per share - assuming dilution.......... $      0.07  $      0.14  $      0.03  $      0.22
                                                       ==========   ==========   ==========   ==========
Shares Used in Per Share Computations:
  Weighted average common shares outstanding........      15,654       15,527       15,650       15,516
  Incremental shares from assumed conversions -
    potential common shares ........................          61          236           52          198
                                                       ----------   ----------   ----------   ----------
  Shares used in computations - assuming dilution...      15,715       15,763       15,702       15,714
                                                       ==========   ==========   ==========   ==========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2005
 (Unaudited)

For the three and six month periods ended December 31, 2005, options to purchase 2,871,828 and 2,871,527 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares. For the three and six month periods ended December 31, 2004, options to purchase 1,452,869 and 1,550,059 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

10) Comprehensive Income

Comprehensive income for the three and six months ended December 31, 2005 was $0.3 million and $4,000, respectively. Comprehensive income for the three and six months ended December 31, 2004 was $6.8 million and $9.1 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

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

                                                Americas     Europe      Corporate &
Thousands                                         Group       Group     Unallocated (1)    Total
                                                ---------   ---------   --------------   ---------
Three month periods ended December 31
  Gross sales.........................  2005  $   23,140  $   18,098  $            --  $   41,238
  Inter-segment sales.................            (1,877)     (2,077)              --      (3,954)
                                                ---------   ---------   --------------   ---------
  Sales to external customers.........        $   21,263  $   16,021  $            --  $   37,284

  Gross sales.........................  2004  $   28,778  $   18,663  $            --  $   47,441
  Inter-segment sales.................            (1,726)     (3,469)              --      (5,195)
                                                ---------   ---------   --------------   ---------
  Sales to external customers.........        $   27,052  $   15,194  $            --  $   42,246

  Segment profit (loss)................ 2005  $    1,388  $    3,491  $        (3,243) $    1,636
                                        2004  $    2,935  $    3,877  $        (3,495) $    3,317

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2005
 (Unaudited)

                                                Americas     Europe      Corporate &
Thousands                                         Group       Group     Unallocated (1)    Total
                                                ---------   ---------   --------------   ---------
Six month periods ended December 31
Gross sales...........................  2005  $   48,442  $   32,400  $            --  $   80,842
Inter-segment sales...................            (5,210)     (4,210)              --      (9,420)
                                                ---------   ---------   --------------   ---------
Sales to external customers...........        $   43,232  $   28,190  $            --  $   71,422

Gross sales...........................  2004  $   53,816  $   32,221  $            --  $   86,037
Inter-segment sales...................            (3,343)     (5,564)              --      (8,907)
                                                ---------   ---------   --------------   ---------
Sales to external customers...........        $   50,473  $   26,657  $            --  $   77,130

Segment profit (loss)                   2005  $    2,279  $    5,270  $        (6,743) $      806
                                        2004  $    5,430  $    6,266  $        (6,462) $    5,234

Total assets
               As of December 31, 2005        $   30,577  $   41,519  $        78,605  $  150,701
                   As of June 30, 2005        $   34,349  $   38,067  $        80,042  $  152,458

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

12) Stock Based Compensation

Effective on July 1, 2005, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black- Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

The fair value method under SFAS 123R is similar to the fair value method under SFAS 123 as amended by SFAS 148 with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R also requires a classification change in the statement of cash flows; whereby, the income tax benefits from stock option exercises are reported as a financing cash flow rather than an operating cash flow as previosly reported.

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
December 31, 2005
 (Unaudited)

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

Stock Options

On the date of adoption of SFAS 123R, there were 3,397,414 outstanding stock options, of which 3,296,080 were fully vested. During the six months ended December 31, 2005, 122,094 stock options were granted to the Company's independent directors in connection with their election to serve on the Company's Board of Directors at the 2005 Annual Meeting of Shareholders. Based on the terms of the Company's stock option plans, 69,000 of these options vest upon the completion of service on the board for the 2005/2006 term in November 2006 and 53,094 of these options vest ratably on annual aniversary dates for three years from the grant date. The per share weighted average fair value of the options granted was $4.84. The estimated fair value was determined using the Black-Scholes option valuation model with the following weighted average assumptions based on prior experience for option grants to the Company's independent directors: expected term (years) - 3.7 to 5.7; risk free interest rate - 4.4%; expected volatility - 57%; and dividend yield - 0%.

For the three and six months ended December 31, 2005, the Company recorded approximately $101,000 and $137,000, respectively, of stock- based compensation associated with outstanding unvested stock options in selling, general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2005, there was approximately $682,000 of remaining unamortized stock-based compensation associated with unvested stock options which will be expensed over the remaining service periods through November 2008.

The following table summarizes our stock option activity in fiscal 2006:

                                                   Weighted avg
                                      Number of     Exercise
                                       options        Price
                                     -----------   -----------
Outstanding at June 30, 2005          3,397,414  $      14.39

  Granted                               122,094          9.92
  Exercised                                 716          5.44
  Cancelled                             112,985         18.83
                                     -----------
Outstanding at December 31, 2005      3,405,807  $      14.08
                                     ===========

As of December 31, 2005:
  Options exercisable                 3,190,713
                                     ===========
  Shares available for grant          2,201,946
                                     ===========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2005
 (Unaudited)

Significant option groups outstanding and exercisable at December 31, 2005 and related weighted average price and life information follows:

                                    Weighted
                                     Average     Weighted                 Weighted
                                    Remaining    Average                  Average
      Range of           Number    Contractual   Exercise     Number      Exercise
  Exercise Prices     Outstanding  Life (yrs)     Price    Exercisable     Price
--------------------  ------------ -----------  ---------- ------------  ----------
 $  5.44 - $ 10.75        696,667      6.9     $     9.24      481,573  $     9.29
 $ 10.77 - $ 12.49        871,884      7.1          12.05      871,884       12.05
 $ 12.69 - $ 14.50        813,256      6.0          13.63      813,256       13.63
 $ 14.61 - $ 17.00        714,500      4.2          15.77      714,500       15.77
 $ 18.22 - $ 34.50        309,500      5.0          28.00      309,500       28.00
                      ------------ -----------  ---------- ------------  ----------
 $  5.44 - $ 34.50      3,405,807      6.0     $    14.08    3,190,713  $    14.42
                      ============                         ============

Restricted Stock Awards

For the three and six months ended December 31, 2005, approximately $101,000 and $195,000, respectively, of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2005, there was approximately $693,000 of remaining unamortized deferred compensation associated with restricted stock awards, reflected as a separate component of stockholders' equity in the accompanying consolidated condensed balance sheets, which will be expensed over the remaining service period through June 2008.

On the date of adoption of SFAS 123R, there were 17,020 outstanding restricted stock awards issued to Independent Directors in 2004 in connection with their service on the Company's Board of Directors. The restricted stock awards vested in November 2005 upon completion of the 2004/2005 term and the trading restrictions will be removed equally over a three-year period from the date of grant. The fair value of these awards was based on the closing price of the Company's common stock on the grant date. The total compensation of approximately $249,000 was amortized to expense over the requisite service period to November 2005. For the three and six months ended December 31, 2005, the Company recorded approximately $23,000 and $86,000, respectively, of stock-based compensation associated with these restricted stock awards.

On July 25, 2005, restricted stock awards for 53,462 shares of the Company's common stock were granted to certain designated executives in connection with the FY 2006 LTEIP. The restricted stock awards vest on June 30, 2008 provided the designated executive remains an employee of the Company through June 30, 2008. In the event of a change in control of SBS, the shares of restricted stock will vest on the date of the close of the change in control transaction. The restricted stock awards were issued under the Company's 1998 Long-Term Equity Incentive Plan. The fair value for each of the 53,462 restricted stock awards granted was $10 per share based on the closing price of the Company's common stock on July 25, 2005. The total compensation of $534,620 was recorded as deferred compensation and will be amortized to expense over the requisite service period from July 2005 to June 2008. For the three and six months ended December 31, 2005, the Company recorded approximately $46,000 and $76,000, respectively, of stock-based compensation associated with the FY 2006 LTEIP restricted stock awards.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
December 31, 2005
 (Unaudited)

On November 17, 2005, restricted stock awards for 26,985 shares of the Company's common stock were granted to Independent Directors in connection with their service on the Company's Board of Directors. The restricted stock awards vest upon the completion of the 2005/2006 term in November 2006 and the trading restrictions will be removed equally over a three-year period from the grant date. The fair value of these awards of $9.96 was based on the closing price of the Company's common stock on the grant date. The total compensation of approximately $268,800 was recorded as deferred compensation and will be amortized to expense over the requisite service period from November 2005 to November 2006. For the three and six months ended December 31, 2005, the Company recorded approximately $33,000 of stock-based compensation associated with these restricted stock awards.

Fair Value Disclosures - Prior to Adoption of SFAS 123R

Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Substantially all stock-based compensation reflected in reported net income related to restricted stock award grants to members of the Company's Board of Directors. The following table illustrates the effect on net income and net income per common share in prior periods if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to adoption of SFAS 123R.

                                                                          Three months  Six months
                                                                             ended         ended
                                                                            Dec. 31,      Dec. 31,
Thousands (except per share amounts)                                          2004          2004
                                                                          -----------   ----------
Net income, as reported................................................ $      2,156  $     3,402
Stock-based compensation, net of tax effects:
     Add: compensation included in reported net income.................           28           41
     Deduct: compensation determined under fair value method...........         (683)      (1,062)
                                                                          -----------   ----------
Pro forma net income................................................... $      1,501  $     2,381
                                                                          ===========   ==========
Net income per common share, as reported............................... $       0.14  $      0.22
                                                                          ===========   ==========
Net income per common share, pro forma................................. $       0.10  $      0.15
                                                                          ===========   ==========
Net income per common share - assuming dilution, as reported........... $       0.14  $      0.22
                                                                          ===========   ==========
Net income per common share - assuming dilution, pro forma............. $       0.10  $      0.15
                                                                          ===========   ==========

13) Contingencies

SBS is subject to various claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or liquidity of SBS.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

For a description of SBS' critical accounting policies and an understanding of the significant factors that influenced SBS' performance during the three and six months ended December 31, 2005 and 2004, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2005.

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

Executive Summary

During the quarter ended December 31, 2005, we continued to make excellent progress in implementing our long-term growth strategy. The December quarter was the fourth consecutive quarter of increased bookings, with $42.0 million reported. Due to the recent decision by a government customer to change its project requirements, a $4.7 million order received in fiscal year 2005 was cancelled, resulting in net bookings for the quarter of $37.3 million. The order cancellation was not caused by a funding issue or dissatisfaction with SBS. Total backlog at the end of the quarter was $49.9 million.

We are beginning to see the effects of the cost control initiatives we began implementing in fiscal year 2006. These events, plus our strong backlog, have reinforced our confidence in the growth we anticipate in the second half of the fiscal year.

During the quarter and six months ended December 31, 2005:

  Sales for the quarter were $37.3 million and sales for the six months were $71.4 million;

On a sequential basis, total sales increased 9.2%, compared to $34.1 million in sales for the quarter ended
September 30, 2005. Sales for the six months decreased 7.4%, compared to $77.1 million in sales for the comparable period of the prior fiscal year.

  Net income for the quarter was $1.1 million and net income for the six months was $524,000. Net income per share - assuming dilution for the quarter was $0.07 compared to $0.14 for the comparable period of the prior year. Net income per share - assuming dilution for the six months was $0.03 compared to $0.22 for the comparable period of the prior year.

  Customer orders received and booked during the quarter and six months were $42.0 million and $82.1 million, respectively. This resulted in a book-to-bill ratio of 1.13 to 1 for the quarter and a six-month book-to-bill ratio of 1.15 to 1. For the December 2005 quarter, net bookings were $37.3 million, due to the cancellation of a $4.7 million order received in fiscal 2005.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales. Historically, 30% to 40% of our sales in each fiscal quarter will be based on orders received and booked during that same fiscal quarter, and we expect this pattern to continue.
  Order backlog was $49.9 million as of December 31, 2005, compared to $50.4 million at the end of the preceding quarter on September 30, 2005 and $45.9 million as of December 31, 2004;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.
  We achieved fifteen design wins during the quarter, bringing the total to twenty-six for the first six months of fiscal year 2006 ended December 31, 2005. This compares with sixteen design wins achieved during the first six months of the prior fiscal year.

In the government and commercial markets, each reported design win represents a minimum initial purchase order of $100,000; in the communications market, each reported design win represents a minimum initial purchase order of $10,000. All design wins are forecasted to produce a minimum of $500,000 in sales annually when in production.

By end market, the design wins included eleven in the government market, three in the communications market and one in the commercial market.
  For the quarter ended December 31, 2005, as a percentage of total sales, sales to one communications customer, Ericsson, represented 16%, and no other customer represented more than 5% of sales.

Financial Highlights

Selected financial highlights during the three and six month periods ended December 31, 2005 compared to the same periods of the prior fiscal year and the preceding quarter ended September 30, 2005 follows:

                                        Three Months Ended                        Six Months Ended
                          ------------------------------------------------   ---------------------------
                              December 31,                                       December 31,
Thousands (except         -------------------    %       Sept. 30,   %       -------------------    %
  per share amounts)          2005       2004  change      2005    change        2005       2004 change
                          --------   -------- --------   -------- --------   --------   -------- -------
Sales.................. $  37,284  $  42,246    -11.7% $  34,138      9.2% $  71,422  $  77,130    -7.4%
                          ========   ========            ========            ========   ========

Net income (loss)...... $   1,064  $   2,156    -50.6% $    (539)   297.4% $     524  $   3,402   -84.6%
                          ========   ========            ========            ========   ========

Net income (loss) per share
  - assuming dilution.. $    0.07  $    0.14           $   (0.03)          $    0.03  $    0.22
                          ========   ========            ========            ========   ========

See detailed analysis of the financial results below.

Stock-Based Compensation

Effective on July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (SFAS 123R) using the modified prospective method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.

The fair value method under SFAS 123R is similar to the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148) with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R also requires a classification change in the statement of cash flows; whereby, the income tax benefit from stock option exercises is reported as a financing cash flow rather than an operating cash flow as previously reported.

We have several Board and shareholder approved stock option plans from which stock options and restricted stock awards are available to grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any option, as vesting for all outstanding option grants was based only on continued service as an employee of SBS. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

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

During the six months ended December 31, 2005, 122,094 stock options were granted to the Company's independent directors in connection with their election to serve on the Company's Board of Directors at the 2005 Annual Meeting of Shareholders. Based on the terms of the Company's stock option plans, 69,000 of these options vest upon the completion of service on the board for the 2005/2006 term in November 2006 and 53,094 of these options vest ratably on annual aniversary dates for three years from the grant date. The per share weighted average fair value of the options granted was $4.84. The estimated fair value was determined using the Black-Scholes option valuation model with the following weighted average assumptions which are based on prior experience for option grants to the Company's independent directors: expected term (years) - 3.7 to 5.7; risk free rate of interest - 4.4%; expected volatility - 57%; and dividend yield - 0%.

For the three and six months ended December 31, 2005, we recorded approximately $101,000 and $137,000, respectively, of stock-based compensation associated with outstanding unvested stock options in selling, general and administrative expense. As of December 31, 2005, there was approximately $682,000 of remaining unamortized stock-based compensation expense associated with unvested stock options which will be recognized over the remaining service period through April 2008.

Restricted Stock Awards

For the three and six months ended December 31, 2005, approximately $101,000 and $195,000, respectively, of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense. At December 31, 2005, there was approximately $693,000 of remaining unamortized deferred compensation associated with restricted stock awards, reflected as a separate component of stockholders' equity in the accompanying consolidated condensed balance sheets, which will be recognized as stock-based compensation expense over the remaining service period through June 2008.

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

FY 2006 Employee Bonus Plan

Under the FY 2006 EBP, non-executive employees of SBS in the United States who are not covered by sales commission arrangements are entitled to receive cash bonuses depending on the achievement of certain specified performance goals. The FY 2006 EBP commenced on July 1, 2005 and concludes on June 30, 2006. Awards are targeted at 7% of an employee's eligible income as defined in the FY 2006 EBP. Individual awards will be based on SBS meeting certain specified levels of (i) revenue and (ii) earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and (iii) the achievement of individual performance goals. The specific thresholds with respect to SBS' performance and the percentage weighting for the required metrics under the FY 2006 EBP were approved by our Board of Directors. The FY 2006 EBP will be administered in six-month performance periods that coincide with each half of our fiscal year ending on June 30, 2006. Participants will be entitled to receive bonuses ranging from 0% to 120% of their targeted award per six-month performance period, depending on the level of SBS' performance and the individual employee's performance. For the six months ended December 31, 2005, management has recorded an estimate of approximately $412,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 EBP.

FY 2006 Executive Incentive Plan

Under the FY 2006 EIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if our actual performance meets certain specified levels of (i) revenue and (ii) EBITDA as established by the Board of Directors, as well as (iii) the achievement of financial goals at different levels of our operating structure (referred to as "Division Goals") and (iv) individual performance goals as established by the Chief Executive Officer. The FY 2006 EIP commenced on July 1, 2005 and concludes on June 30, 2006. Designated executives will be entitled to receive cash incentive bonus payments up to 20% of the designated executive's eligible income as defined in the EIP for attainment of Threshold I and up to 40% of the designated executive's eligible income for attainment of Threshold II, depending on the level of SBS' performance, the level of financial performance of the respective employee's operating group (if applicable), and the individual employee's performance. If our revenue and EBITDA performance levels at Threshold I are not achieved, we will not make bonus payments. If our revenue and EBIDTA performance levels attained are above Threshold I, but less than Threshold II, the percentage payouts will be adjusted appropriately based on the level of achievement. For the six months ended December 31, 2005, management has recorded an estimate of approximately $147,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 EIP.

FY 2006 Long-Term Executive Incentive Plan

Under the FY 2006 LTEIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if our actual performance for average annual earnings per share growth and operating margin over the three-year period beginning July 1, 2005 and ending June 30, 2008 exceeds certain performance levels (Threshold I, Threshold II, and Threshold III) as established by the Board of Directors. The Board also established and approved the relative weighting that will be used to determine the amount of the overall incentive compensation awards. The term of the LTEIP is July 1, 2005 through June 30, 2008. Performance of SBS above any Threshold but less than the next Threshold will result in a graduated proportional pay-out; below Threshold I performance results in no pay-out. For the six months ended December 31, 2005, management has recorded an estimate of approximately $137,000 for incentive compensation in fiscal 2006 in connection with the FY 2006 LTEIP.

Restricted Stock Award under the FY 2006 LTEIP

Under the FY 2006 LTEIP, restricted stock awards, made out of SBS' 1998 Long-Term Equity Incentive Plan, for 53,462 shares of the Company's common stock were granted to certain designated executives on July 25, 2005. The restrictions on the restricted stock awards lapse on June 30, 2008, regardless of whether any cash incentive awards are paid under the LTEIP, provided the designated executive remains an employee of the Company throughout the term of the LTEIP. If a change in control of SBS occurs, the shares of restricted stock will vest on the date of the close of the change in control transaction. The fair value for each restricted stock award was $10 based on the closing price of our common stock on July 25, 2005. The total compensation for the restricted stock awards of $534,620 will be recognized as an expense over the requisite service period from July 2005 to June 2008. For the six months ended December 31, 2005, approximately $76,000 of stock-based compensation associated with these restricted stock awards was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Results of Operations
(references to fiscal 2006 and fiscal 2005 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                        Three Months Ended       Six Months Ended
                                                           December 31,            December 31,
                                                      ---------------------   ---------------------
                                                          2005        2004        2005        2004
                                                      ---------   ---------   ---------   ---------
Sales..............................................      100.0%     100.0%     100.0%     100.0%
Cost of sales:
  Cost of products sold............................       55.8%      54.5        56.6        54.6
  Amortization of intangible assets................        0.7%       1.1         0.7         1.1
                                                      ---------   ---------   ---------   ---------
    Total cost of sales............................       56.5%      55.6%      57.4%      55.6%
                                                      ---------   ---------   ---------   ---------
Gross profit.......................................       43.5%      44.4%      42.6%      44.4%

Selling, general and administrative expense........       22.6%      21.6%      23.9%      22.2%
Research and development expense...................       17.5%      14.4%      18.5%      15.0%
Amortization of intangible assets..................        0.1%       0.2%       0.2%       0.3%
                                                      ---------   ---------   ---------   ---------
Operating income (loss)............................        3.3%       8.2%        -- %       6.9%
                                                      ---------   ---------   ---------   ---------
Interest and other income, net.....................        1.1%       0.5%       1.1%       0.4%
Foreign exchange gains (losses)....................        0.0%      (0.8)%        -- %      (0.5)%
                                                      ---------   ---------   ---------   ---------
                                                           1.1%      (0.3)%       1.1%      (0.1)%
                                                      ---------   ---------   ---------   ---------
Income before income taxes.........................        4.4%       7.9%       1.1%       6.8%
Income tax expense.................................        1.5%       2.8%       0.4%       2.4%
                                                      ---------   ---------   ---------   ---------
Net income.........................................        2.9%       5.1%       0.7%       4.4%
                                                      =========   =========   =========   =========

Three and Six Month Periods Ended December 31, 2005 compared to the Three and Six Month Periods Ended December 31, 2004

Sales

Our total sales during the quarter and six months ended December 31, 2005 compared to the same periods of the prior fiscal year and the preceding quarter ended September 30, 2005 follows:

                                        Three Months Ended                        Six Months Ended
                          ------------------------------------------------   ---------------------------
                              December 31,                                       December 31,
                          -------------------    %       Sept. 30,   %       -------------------    %
Thousands                     2005       2004  change      2005    change        2005       2004 change
                          --------   -------- --------   -------- --------   --------   -------- -------
Sales.................. $  37,284  $  42,246    -11.7% $  34,138      9.2% $  71,422  $  77,130    -7.4%
                          ========   ========            ========            ========   ========

Sales for the three and six months ended December 31, 2005 decreased compared to the same periods of the prior fiscal year due primarily to reduced sales to semiconductor manufacturing equipment customers. On a sequential basis, sales for the quarter ended December 31, 2005 increased from the prior quarter due primarily to increased sales to government customers, partially offset by slight declines in sales to commercial and communications customers.

For the quarter ended December 31, 2005, as a percentage of total sales, sales to one communications customer, Ericsson, represented 16%, and no other customer represented more than 5% of sales. For the quarter ended December 31, 2004, as a percentage of total sales, sales to one communications customer, Ericsson, represented 15%; sales to one commercial customer, Applied Materials, represented 12%; sales to another European-based communications customer represented 6%; and no other customer represented more than 5% of sales.

For the six months ended December 31, 2005, as a percentage of total sales, sales to one communications customer, Ericsson, represented 16%, sales to one commercial customer, Applied Materials, represented 6%; and no other customer represented more than 5% of sales. For the six months ended December 31, 2004, as a percentage of total sales, sales to one communications customer, Ericsson, represented 14%; sales to one commercial customer, Applied Materials, represented 12%; sales to another European-based communications customer represented 5%; and no other customer represented more than 5% of sales.

Sales by end market for the quarter and six months ended December 31, 2005 compared to the same periods of the prior fiscal year and the preceding quarter ended September 30, 2005 as indicated below:

                                       SALES BY END MARKET
                                      (dollars in thousands)

                             Dec. 31,   % of     Dec. 31,   % of     Sept. 30,  % of
Three months ended:            2005     total      2004     total      2005     total
--------------------------   --------- -------   --------- -------   --------- -------

Government................ $   19,403      52% $   18,805      45%     14,465      42%
Communications............      9,977      27%     11,441      27%     10,718      31%
Commercial................      7,904      21%     12,000      28%      8,955      27%
                             --------- -------   --------- -------   --------- -------
Total..................... $   37,284     100% $   42,246     100%     34,138     100%
                             ========= =======   ========= =======   ========= =======

                             Dec. 31,   % of     Dec. 31,   % of
Six months ended:              2005     total      2004     total
--------------------------   --------- -------   --------- -------

Government................ $   33,868      47% $   34,104      44%
Communications............     20,695      29%     20,787      27%
Commercial................     16,859      24%     22,239      29%
                             --------- -------   --------- -------
Total..................... $   71,422     100% $   77,130     100%
                             ========= =======   ========= =======

By end market, for the quarter ended December 31, 2005, sales to government customers increased 3.2%, sales to communications customers decreased 12.8%, and sales to commercial customers decreased 34.1%, all compared to the second quarter of the prior fiscal year.  On a sequential basis, sales to government customers increased 34.1%, sales to communications customers decreased 6.9%, and sales to commercial customers decreased 11.7%, all compared to the preceding quarter ended September 30, 2005. For the six months ended December 31, 2005, sales to government customers decreased 1%, sales to communications customers decreased 0.5%, and sales to commercial customers decreased 24.2%, all compared to the same period of the prior fiscal year. The reduction in sales to commercial customers in fiscal 2006 compared to fiscal 2005 was due to reduced demand from semiconductor manufacturing equipment customers.

Gross Profit

Gross profit during the quarter and six months ended December 31, 2005 compared to the same periods of the prior fiscal year and the preceding quarter ended September 30, 2005 follows:

                                                   Three months ended                            Six Months Ended
                                    -----------------------------------------------------   -------------------------------
                                         December 31,                                            December 31,
                                    ---------------------    Incr/    Sept. 30,    Incr/    ---------------------    Incr/
Thousands                               2005        2004    (decr)      2005      (decr)        2005        2004    (decr)
                                    ---------   ---------   -------   ---------   -------   ---------   ---------   -------
Gross profit..................... $   16,236  $   18,757  $ (2,521) $   14,218  $  2,018  $   30,455  $   34,234  $ (3,779)
                                    =========   =========   =======   =========   =======   =========   =========   =======
Gross profit as a percent of sales:
  Cost of products sold..........       55.8%       54.5%                 57.6%                 56.6%       54.6%
  Intangible asset amortization..        0.7%        1.1%                  0.8%                  0.7%        1.1%
                                    ---------   ---------             ---------             ---------   ---------
    Gross profit.................       43.5%       44.4%                 41.6%                 42.6%       44.4%
                                    =========   =========             =========             =========   =========

For the three and six months of fiscal 2006 ended December 31, 2005, gross profit as a percent of sales declined from levels noted in the prior fiscal year due primarily to the overall sales mix, which resulted in an increased proportion of sales of lower margin products, and competitive pricing. Compared to the preceding quarter ended September 30, 2005, an increased proportion of higher margin government sales favorably impacted gross profit as a percentage of sales.

Consistent with our Form 10-K for the year ended June 30, 2005, we have included the amortization of intangible assets associated with completed technology and license agreements as a separate component of cost of sales. The decrease in fiscal 2006 compared with fiscal 2005 resulted from the completion of amortization of certain license agreements in June 2005.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the quarter and six months ended December 31, 2005 compared to the same periods of the prior fiscal year and the preceding quarter ended September 30, 2005 follows:

                                                   Three months ended                            Six Months Ended
                                    -----------------------------------------------------   -------------------------------
                                         December 31,                                            December 31,
                                    ---------------------    Incr/    Sept. 30,    Incr/    ---------------------    Incr/
Thousands                               2005        2004    (decr)      2005      (decr)        2005        2004    (decr)
                                    ---------   ---------   -------   ---------   -------   ---------   ---------   -------
SG&A expense..................... $    8,413  $    9,121  $   (708) $    8,661  $   (248) $   17,075  $   17,145  $    (70)
                                    =========   =========   =======   =========   =======   =========   =========   =======

As a percent of sales............       22.6%       21.6%                 25.4%                 23.9%       22.2%
                                    =========   =========             =========             =========   =========

The decrease in SG&A expense for the quarter ended December 31, 2005 compared to the same period of the prior fiscal year and the preceding quarter was primarily the result of benefits from cost control initiatives we began implementing in fiscal 2006. These decreases were partially offset by increased incentive compensation costs discussed previously and stock-based compensation associated with unvested stock options as a result of our adoption of the fair value method of accounting for stock options required in SFAS 123R, "Share Based Payment," effective July 1, 2005. The decline in sales in fiscal 2006 compared to fiscal 2005 negatively impacted SG&A expense as a percent of sales.

Research and Development Expense

Research and development (R&D) expense during the quarter and six months ended December 31, 2005 compared to the same periods of the prior fiscal year and the preceding quarter ended September 30, 2005 follows:

                                                   Three months ended                            Six Months Ended
                                    -----------------------------------------------------   -------------------------------
                                         December 31,                                            December 31,
                                    ---------------------    Incr/    Sept. 30,    Incr/    ---------------------    Incr/
Thousands                               2005        2004    (decr)      2005      (decr)        2005        2004    (decr)
                                    ---------   ---------   -------   ---------   -------   ---------   ---------   -------
R&D expense...................... $    6,530  $    6,102  $    428  $    6,693  $   (163) $   13,222  $   11,608  $  1,614
                                    =========   =========   =======   =========   =======   =========   =========   =======

As a percent of sales............       17.5%       14.4%                 19.6%                 18.5%       15.0%
                                    =========   =========             =========             =========   =========

Increasing our intellectual property continues to be a key element of our growth strategy. During the quarter and six months ended December 31, 2005, we introduced 4 new products and a new product line. The increase in R&D expense for the three and six months of fiscal 2006 compared to the same periods of the prior fiscal year was primarily the result of our fiscal 2005 mid-year investment in additional engineering resources to serve the government and international markets, the timing of outside development costs associated with our product development efforts, and increased incentive compensation costs associated with the incentive compensation plans approved by the Board of Directors on July 25, 2005. On a sequential basis, R&D expense decreased slightly from the preceding quarter as a result of the timing of outside development costs associated with our product development efforts. Looking forward, we expect our R&D expense level to remain relatively constant. The decline in sales in fiscal 2006 compared to fiscal 2005 negatively impacted R&D expense as a percent of sales.

Interest and Other Income, Net

Net interest and other income of $410,000 and $806,000 for the three and six months ended December 31, 2005, respectively, represent an increase from amounts received during the comparable periods of fiscal 2005 due primarily to improvements in interest rates earned for cash balances and increased cash balances.

Foreign Exchange Gains (Losses)

Foreign exchange gains (losses) in fiscal 2006, which represent primarily realized and unrealized losses on transactions denominated in non-functional currencies, decreased from fiscal 2005 levels primarily as a result of reduced payables in non-functional currencies and changes in the Euro to U.S. dollar exchange rates during the periods.

Income Tax Expense

We record income tax expense based on our estimated worldwide effective tax rates for the respective fiscal years. For fiscal 2006 and 2005, our estimated worldwide effective tax rate was approximately 35.0%. Our estimated worldwide effective income tax rate incorporates a projected mix of pre-tax income from domestic and foreign sources, together with benefits from certain income tax planning strategies, including benefits from foreign sales and research and experimentation tax credits. We continue to evaluate the potential impact of the foreign dividend repatriation provisions of the American Jobs Creation Act of 2004 on our estimated worldwide effective tax rate.

In assessing the realizability of our deferred tax assets, management considers projected future sources of taxable income together with tax planning strategies. A valuation allowance has been established that applies to certain U.S. State and foreign operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at December 31, 2005.

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

Earnings Per Share

For the three and six months ended December 31, 2005 (fiscal 2006), net income per common share and net income per common share - assuming dilution were $0.07 and $0.03, respectively. This compares to net income per common share and net income per common share - assuming dilution of $0.14 and $0.22 for the same periods of fiscal 2005.

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

The following is a discussion of sales to external customers and segment profit (loss) for each reportable segment. We measure the results of operations for segments (Segment Profit (Loss)) based on income before income taxes and before:

  the allocation of corporate overhead expenses other than marketing costs;
  substantially all amortization expense associated with acquisitions; and
  interest income earned on U.S. operations cash balances.

Americas Group

                                            Three Months Ended                             Six Months Ended
                                  -------------------------------------------------   -----------------------------
                                      December 31,                                        December 31,
                                  ---------------------    %      Sept. 30,    %      ---------------------    %
Thousands                             2005        2004  change      2005    change        2005        2004  change
                                  ---------   --------- -------   --------- -------   ---------   --------- -------
Sales to External Customers.... $   21,263  $   27,052   -21.4% $   21,969    -3.2% $   43,232  $   50,473   -14.3%
                                  =========   =========           =========           =========   =========

Segment Profit................. $    1,388  $    2,935   -52.7% $      891    55.8% $    2,279  $    5,430   -58.0%
                                  =========   =========           =========           =========   =========
Segment Profit as % of Sales...        6.5%       10.8%                4.1%                5.3%       10.8%
                                  =========   =========           =========           =========   =========

Sales to External Customers. For the three and six months ended December 31, 2005, (fiscal 2006) sales to external customers declined compared to the same periods of fiscal year 2005 due primarily to reduced sales to semiconductor equipment manufacturing customers. During the three and six months ended December 31, 2005, sales to one commercial customer, Applied Materials, represented $1.7 million and $4.0 million, respectively, compared to $5.1 million and $8.9 million in the same periods of fiscal 2005 ended December 31, 2004.

Segment Profit. For the three and six months ended December 31, 2005, segment profit decreased from fiscal 2005 levels primarily as a result of decreased gross profit together with increased R&D expenses, partially offset by reduced SG&A expenses as a result of certain cost control initiatives we began to implement in fiscal 2006. The decrease in gross profit as a percent of sales was the result of a change in sales mix resulting in a higher proportion of sales of lower margin products and competitive pricing. The increased R&D expenses were due primarily to our mid-year decision in fiscal 2005 to invest in our infrastructure to pursue opportunities in the government systems market, the timing of outside development costs associated with our product development efforts, and increased incentive compensation as discussed previously.

Europe Group

                                            Three Months Ended                             Six Months Ended
                                  -------------------------------------------------   -----------------------------
                                      December 31,                                        December 31,
                                  ---------------------    %      Sept. 30,    %      ---------------------    %
Thousands                             2005        2004  change      2005    change        2005        2004  change
                                  ---------   --------- -------   --------- -------   ---------   --------- -------
Sales to External Customers.... $   16,021  $   15,194     5.4% $   12,169    31.7% $   28,190  $   26,657     5.8%
                                  =========   =========           =========           =========   =========

Segment Profit................. $    3,491  $    3,877   -10.0% $    1,779    96.2% $    5,270  $    6,266   -15.9%
                                  =========   =========           =========           =========   =========
Segment Profit as % of Sales...       21.8%       25.5%               14.6%               18.7%       23.5%
                                  =========   =========           =========           =========   =========

Sales to External Customers. For the three and six months ended December 31, 2005, sales to external customers increased approximately $0.8 million and $1.5 million, respectively, both compared to the same periods of the prior fiscal year. During the three and six months ended December 31, 2005, currency exchange rates used to translate the Group's financial statements to U.S. dollars declined by 9.6% and 5.4%, respectively, compared to the same periods of the prior fiscal year. During the three and six months ended December 31, 2005, sales to one communications customer, Ericsson, represented $5.9 million and $11.7 million, respectively, compared to $6.4 million and $10.9 million in the same periods of fiscal 2005 ended December 31, 2004.

Segment Profit. For the three and six month periods ended December 31, 2005, segment profit decreased approximately $0.4 million and $1.0 million, respectively, both compared to the comparable periods of the prior fiscal year. The decrease was due primarily to reduced gross profit as a result of a higher mix of lower margin production orders and increases in R&D expenses commensurate with the growth in the business, partially offset by the increase in sales and decreased SG&A expenses as a result of certain cost control initiatives we began to implement in fiscal 2006.

Liquidity, Capital Resources and Financial Condition

Our objective is to maintain adequate financial resources and liquidity to finance our operations. We use a combination of proceeds from the sale or issuance of equity securities and internally generated funds to finance our working capital requirements, capital expenditures, and operations.

Our cash balance of $53.2 million at December 31, 2005 represented a decrease of $2.0 million during the six months ended December 31, 2005. This decrease was due primarily to the timing of cash payments and collections during the period and we do not expect this to continue; however, actual results may vary. For the six months ended December 31, 2005 and 2004, net cash flows from operating activities and proceeds from the exercise of employee stock options were the principal sources of funding, and cash was used for a mix of activities including working capital needs and capital expenditures. We anticipate that our cash sources and uses will continue in this manner during the remainder of the fiscal year ending June 30, 2006; however, future cash inflows from employee stock option exercises are generally dependent upon the amount of excess, if any, between the current market price of our common stock and the price the employee must pay to exercise the option and are therefore difficult to predict with certainty.

Cash Flows

Changes to our cash balance during the six months ended December 31, 2005, and 2004 follows:

Comparison of Condensed
Consolidated Statements of Cash Flows

                                                  Six Months Ended
                                                    December 31,
                                              -----------------------
                                                 2005         2004
                                              ----------   ----------
Cash Flow Provided by (Used in)                      Thousands
   Operating activities....................  $     (551)  $    2,379
   Investing activities....................      (1,232)      (1,399)
   Financing activities....................           4          665
   Net effect on cash from:
      Exchange rate changes................        (236)         943
                                              ==========   ==========

Operating Activities

Cash flows from operating activities during the six months ended December 31, 2005, were principally impacted by the timing of payments for working capital needs and cash collections from customers during the period. Operating cash flows were provided by net income and the impact of certain non-cash and non- operating activities, including depreciation and amortization expenses totaling approximately $2.5 million and stock-based compensation costs of approximately $332,000, of which approximately $137,000 was the result of our adoption of SFAS 123R on July 1, 2005.

The underlying drivers of the changes in working capital during the first six months of fiscal 2006 were as follows:

  The increase in accounts receivable used operating cash of $1.5 million, before foreign currency translation adjustments of approximately $378,000, due principally to the timing of shipments and cash collections during the period.

  The increase in inventory used cash of $1.1 million, before foreign currency translation adjustments of approximately $202,000, due primarily to inventory on hand for products that are scheduled to begin production commensurate with the anticipated growth in sales during the second half of fiscal year 2006.

  The decrease in total liabilities used cash from operations of $2.0 million, before foreign currency translation adjustments of $57,000, due primarily to the timing of cash payments for working capital needs, partially offset by incentive compensation accruals during the period in connection with the Company's pay-for-performance incentive plans implemented in fiscal 2006.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures necessary to support the growth of our business and to enhance the productivity of our operations. During the six month period ended December 31, 2005, purchases of property and equipment were $1.2 million.

Financing Activities

Our principal source of cash inflows from financing activities is proceeds from the issuance of common stock associated with the exercise of employee stock options.

Exchange Rates

Changes in foreign currency exchange rates during the six months ended December 31, 2005 negatively impacted our cash balances by approximately $236,000. Due to our international operations, where transactions are recorded in functional currencies other than the U.S. dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period result in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

Cash Requirements

On March 30, 2005, we entered into a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The credit agreement provides for borrowings for working capital and general corporate purposes of up to $20 million. Any outstanding borrowings are due and payable in full on March 28, 2006. The Credit Agreement is secured by a first priority lien on substantially all assets of SBS. Interest on borrowings is set forth in each promissory note executed under the terms of the Credit Agreement and is either payable on a variable basis at the Wells Fargo Bank prime rate or payable for a fixed rate term of either one, two or three months at a rate of LIBOR plus 1.75%.

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

In addition, under the terms of the Credit Agreement, we are required to maintain our primary operating accounts with Wells Fargo Bank or maintain a balance of not less than $20 million on deposit with the bank. As of December 31, 2005, our balance on deposit with the bank was in excess of $20 million.

As of the date of this report, we have no borrowings outstanding under the Credit Agreement and we were in compliance with all financial covenants required under the terms of the amended Credit Agreement as of December 31, 2005. In addition, we anticipate renewing this revolving Credit Agreement with Wells Fargo Bank National Association prior to the expiration of the current agreement.

We believe the funds available under the Credit Agreement and our internally generated cash flows will provide us with sufficient capital resources and liquidity to manage our operations, meet our contractual obligations, and fund capital expenditures, excluding acquisitions, for at least the next twelve months. Because long-term cash flow cannot be predicted with certainty, it is possible that we could require additional external financing in the future and that the financing may not be available on terms acceptable to us or at all.

Capital Resources

As of the date of this report, we do not have any material capital expenditure commitments.

Contractual Obligations

SBS is committed under non-cancelable operating leases for buildings and equipment that expire at various dates through fiscal 2015. There was no material change in our contractual obligations during the six months ended December 31, 2005.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no transactions that would be considered off-balance sheet arrangements in accordance with the definition under SEC rules.

Inflation

For the three and six month periods ended December 31, 2005 and 2004, we experienced no significant impact from inflation.

Business Outlook

We are pleased with the order activity we saw in the first half of the year, reinforcing our confidence in the growth we anticipate in the second half of the fiscal year. Our confidence is based on strong backlog, increases in government orders, excellent sales growth from our European markets, and, in the commercial market, recent strengthening of orders from semiconductor manufacturing equipment customers. Additionally, we are encouraged by the amount of activity in the marketplace for our AdvancedMC products, which we believe will generate increased sales in the second half of the fiscal year.

Once again, we are pleased with the results of our business development activities in the government market as indicated by the 31% increase in our government backlog since June 30, 2005. In the December quarter, we had eleven design wins and strong bookings for follow-on production for several pre- existing design wins. Increasing production orders in the government market is one of the key indicators for our anticipated second half growth.

In the communications market, we captured our first design win for AdvancedMC products. We are continuing to see strong interest in our AdvancedMC product line and expect to close more design wins during the last half of the fiscal year. In addition to the market opportunity for our AdvancedMC products in systems based on AdvancedTCA, the IBM Bladecenter, and proprietary telecommunications systems, we are well suited to serve the emerging MicroTCA market.

MicroTCA is a high performance system level form-factor comprised of AdvancedMC modules, an enclosure with cooling, and a power supply. These systems are smaller, and lower cost than the high end AdvancedTCA systems designed for the core of the network. A MicroTCA system is very attractive in a wide variety of edge applications in communications networks and is also gaining interest with both commercial and government customers who require a small high performance system.

We took an early leadership position with the introduction of our comprehensive line of AdvancedMC products at SuperComm in June 2005 and have many customers who have expressed interest in building MicroTCA systems based upon our new products. The MicroTCA specification is currently scheduled for release in the first half of calendar 2006 and we are well positioned to take an early lead in this emerging market. Market forecasts for MicroTCA systems estimated by industry publications indicate that these systems have the potential for high volume production.

As stated previously, we believe the communications market opportunities are progressing as planned, with the remainder of fiscal year 2006 targeted to capture new design wins and low rate initial production, and significant production to follow in fiscal year 2007.

In the commercial market, we are continuing to follow our strategy of developing opportunities for semiconductor manufacturing equipment, image processing, and medical electronics applications. These are segments of the market that require high performance solutions which are a good fit for our product portfolio.

Based on our backlog and our customers' forecasts, we expect sales for the third quarter of fiscal year 2006 ending March 31, 2006 to be between $40 million and $44 million.  For the fiscal year ending June 30, 2006, we are reducing our guidance by $5 million due to the recent order cancellation and now expect sales to be between $160 million and $170 million.

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

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as translation adjustments in other comprehensive income. Foreign currency exchange rate exposure is most significant with respect to the euro. For the three and six months ended December 31, 2005, net sales were negatively impacted by declines in foreign currency exchange rates of 9.6% and 5.4%, primarily the euro, respectively, compared to the same periods of the prior fiscal year.

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

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote at the Annual Meeting of Shareholders held on November 17, 2005:

    To elect seven Directors;
    To ratify the appointment of KPMG LLP as our independent registered public accountants for the fiscal year ending June 30, 2006

                                              TABULATION OF VOTES

                                                           Against or  Absten-  Broker
Item Voted                                        For      Withheld    tions   Non-Votes
--------------------------------------------  ------------ --------- --------- ---------
The nominees for Directors were elected
  based upon the following votes:
    Warren W. Andrews                          14,546,197    93,293
    Lawrence A. Bennigson                      14,362,102   277,388
    Peter D. Fenner                            14,363,102   276,388
    Harold E. Kennedy                          14,555,097    84,393
    Clarence W. Peckham                        14,567,047    72,443
    Richard Szafranski                         14,288,256   351,234
    Alan F. White                              14,356,452   283,038

Ratification of KPMG LLP as our independent
  registered public accountants for the
  fiscal year ending June 30, 2006             14,492,160   141,861     5,469        --

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

10.be (1) 2000 Long-Term Equity Incentive Plan

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

SBS TECHNOLOGIES, INC.
(Registrant)

By: /s/ Clarence W. Peckham
Clarence W. Peckham
Chief Executive Officer

By: /s/ James E. Dixon Jr.
James E. Dixon Jr.
Executive Vice President and
Chief Financial Officer

Date: February 8, 2006

INDEX TO EXHIBITS
Incorporated by Reference from
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2005
3.ii	Second Restated and Amended By-laws dated November 13, 2003	10-Q	001-10981	3.ii	12-31-2003
4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	4.a	9-30-2005
4.b	Articles I and II of the Second Restated and Amended By-laws of SBS Technologies, Inc.	10-Q	001-10981	3.ii	12-31-2003
4.c	Form of certificate evidencing Common Stock	10-Q	001-10981	4.c	3-31-2001
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent.	10-K	001-10981	4.1	6-30-2002
10.be	2000 Long-Term Equity Incentive Plan					X
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