Form 10-Q
period 2006-03-31
SBS TECHNOLOGIES INC
filed 2006-04-24
CIK 880208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The total number of shares outstanding of the registrant's Common Stock as of April 18, 2006 was 15,734,315.

SBS Technologies, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2006
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

  the timing of the anticipated closing of the merger by and among SBS, GE Fanuc Embedded Systems, Inc. (GE Fanuc), and GME, Inc., a wholly owned subsidiary of GE Fanuc;

  the expectation of internally-generated cash flows; and

  the expectation that design wins are forecasted to produce a minimum of $500,000 in sales annually when in production.

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

  the other risk factors listed under "Risk Factors" included in SBS' Annual Report on Form 10-K for the year ended June 30, 2005 filed with the SEC and available for review at www.sec.gov.

Many of the factors that will determine these items are beyond our ability to control or predict. We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q. We do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

SBS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
Thousands (except share amounts)
 (Unaudited)

                                                                     March 31,          June 30,
                                                                       2006               2005
                                                                 ----------------   ----------------
                          ASSETS
Current assets:
  Cash and cash equivalents.................................... $         53,197   $         55,195
  Receivables, net ............................................           29,578             27,535
  Inventories..................................................           26,066             21,815
  Deferred income taxes........................................            1,354              1,361
  Prepaid expenses.............................................            1,549              1,676
  Other current assets.........................................            1,563                718
                                                                 ----------------   ----------------
    Total current assets.......................................          113,307            108,300

Property and equipment, net....................................            6,575              7,635
Goodwill.......................................................           17,175             16,995
Intangible assets, net.........................................            2,163              3,108
Deferred income taxes..........................................           15,187             15,529
Other assets...................................................              898                891
                                                                 ----------------   ----------------
    Total assets............................................... $        155,305   $        152,458
                                                                 ================   ================
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $          5,258   $          4,509
  Accrued representative commissions...........................              959                819
  Income taxes payable.........................................            2,160              3,051
  Accrued compensation.........................................            4,426              4,851
  Other current liabilities ...................................            3,152              3,209
                                                                 ----------------   ----------------
    Total current liabilities..................................           15,955             16,439
Other long-term liabilities....................................              187                132
                                                                 ----------------   ----------------
    Total liabilities..........................................           16,142             16,571
                                                                 ----------------   ----------------
Stockholders' equity:
  Common stock, no par value; 200,000,000 shares authorized;
    15,723,445 issued and outstanding at March 31, 2006,
    15,645,929 issued and outstanding at June 30, 2005                   100,500             98,369
  Unearned compensation .......................................             (899)               (84)
  Accumulated other comprehensive income.......................            2,435              2,014
  Retained earnings............................................           37,127             35,588
                                                                 ----------------   ----------------
    Total stockholders' equity.................................          139,163            135,887
                                                                 ----------------   ----------------
    Total liabilities and stockholders' equity................. $        155,305   $        152,458
                                                                 ================   ================

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Thousands (except per share amounts)
 (Unaudited)

                                                        Three Months Ended      Nine Months Ended
                                                            March 31,               March 31,
                                                      ---------------------   ---------------------
                                                          2006        2005        2006        2005
                                                      ---------   ---------   ---------   ---------
Sales.............................................. $   39,274  $   37,334  $  110,696  $  114,464
Cost of sales:
  Cost of products sold............................     22,369      21,465      62,817      63,544
  Amortization of intangible assets................        261         362         781       1,179
                                                      ---------   ---------   ---------   ---------
    Total cost of sales............................     22,630      21,827      63,598      64,723
                                                      ---------   ---------   ---------   ---------
Gross profit.......................................     16,644      15,507      47,098      49,741

Selling, general and administrative expense........      8,472       8,900      25,547      26,044
Research and development expense...................      6,975       6,556      20,197      18,163
Amortization of intangible assets..................         82          77         240         228
                                                      ---------   ---------   ---------   ---------
Operating income (loss)............................      1,115         (26)      1,114       5,306
                                                      ---------   ---------   ---------   ---------
Interest and other income, net.....................        482         265       1,288         610
Foreign exchange gains (losses)....................        (36)        159         (35)       (285)
                                                      ---------   ---------   ---------   ---------
                                                           446         424       1,253         325
                                                      ---------   ---------   ---------   ---------
Income before income taxes.........................      1,561         398       2,367       5,631
Income tax expense.................................        546         142         828       1,974
                                                      ---------   ---------   ---------   ---------
Net income......................................... $    1,015  $      256  $    1,539  $    3,657
                                                      =========   =========   =========   =========

Earnings per share data:
  Net income per share............................. $     0.06  $     0.02  $     0.10  $     0.24
                                                      =========   =========   =========   =========
  Net income per share -
    assuming dilution.............................. $     0.06  $     0.02  $     0.10  $     0.23
                                                      =========   =========   =========   =========

Weighted average shares used in net income
  per share computations...........................     15,674      15,587      15,658      15,541
                                                      =========   =========   =========   =========
Weighted average shares used in net income
  per share - assuming dilution computations.......     15,823      15,763      15,742      15,732
                                                      =========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income
For Nine Months Ended March 31, 2006
Thousands (except share amounts)
 (Unaudited)

                                                                                  Accumulated
                                                                                    other                 Total
                                                   Common Stock         Unearned    compre-               stock-     Compre-
                                                ----------------------   compen-   hensive    Retained   holders'   hensive
                                                  Shares      Amount     sation     income    earnings    Equity     income
                                                -----------  ---------  ---------  ---------  ---------  ---------  ---------

Balances at June 30, 2005...................... 15,645,929  $  98,369  $     (84) $   2,014  $  35,588  $ 135,887
Exercise of stock options......................     60,496        706         --         --         --        706
Stock-based compensation.......................         --        286        324         --         --        610
Restricted stock awards issued to employees and
  independent directors........................     17,020      1,139     (1,139)        --         --         --
Comprehensive income:
  Net income...................................         --         --         --         --      1,539      1,539  $   1,539
  Other comprehensive income:
    Foreign currency translation adjustments...         --         --         --        421         --        421        421
                                                                                                                    ---------
    Comprehensive income.......................                                                                    $   1,960
                                                -----------  ---------  ---------  ---------  ---------  ---------  =========
Balances at March 31, 2006..................... 15,723,445  $ 100,500  $    (899) $   2,435  $  37,127  $ 139,163
                                                ===========  =========  =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements

SBS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Thousands
 (Unaudited)

                                                                           Nine months ended
                                                                              March 31,
                                                                        ------------------------
                                                                            2006         2005
                                                                        -----------  -----------
Cash flows from operating activities:
  Net income.......................................................... $     1,539  $     3,657
  Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
      Depreciation and amortization...................................       3,683        4,338
      Bad debt expense................................................           4           69
      Deferred income taxes...........................................         426         (122)
      Loss (gain) on disposition of assets ...........................           9           (7)
      Foreign exchange (gains) losses.................................          35          285
      Stock-based compensation........................................         610          131
      Changes in assets and liabilities:
        Receivables...................................................      (2,003)         655
        Inventories...................................................      (4,219)          71
        Prepaid expenses and other....................................        (723)      (1,160)
        Accounts payable..............................................         691       (3,720)
        Accrued representative commissions............................         139         (249)
        Income taxes..................................................        (892)       3,019
        Accrued compensation..........................................        (429)         322
        Other liabilities.............................................          (8)         505
                                                                        -----------  -----------
        Net cash (used) provided by operating activities..............      (1,138)       7,794

Cash flows from investing activities:
  Acquisition of property and equipment...............................      (1,611)      (2,596)
  Purchase of license agreement.......................................          --          (27)
                                                                        -----------  -----------
        Net cash used in investing activities.........................      (1,611)      (2,623)

Cash flows from financing activities:
  Proceeds from exercise of stock options.............................         706        1,345
                                                                        -----------  -----------
        Net cash provided by financing activities.....................         706        1,345
Effect of exchange rate changes on cash...............................          45          555
                                                                        -----------  -----------
        Net change in cash and cash equivalents.......................      (1,998)       7,071
Cash and cash equivalents at beginning of period......................      55,195       47,943
                                                                        -----------  -----------
Cash and cash equivalents at end of period............................ $    53,197  $    55,014
                                                                        ===========  ===========
Supplemental disclosure of cash flow information:
  Income taxes paid, net.............................................. $     1,044  $       113
                                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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

2) Merger Agreement

On March 19, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 19, 2006, by and among the Company, GE Fanuc Embedded Systems, Inc., a Delaware corporation ("GE Fanuc"), and GME, Inc., a New Mexico corporation and wholly owned subsidiary of GE Fanuc ("Merger Sub"). Under the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger"), with the Company continuing after the Merger as the surviving corporation and a wholly owned subsidiary of GE Fanuc. The Merger Agreement may be terminated by either the Company or GE Fanuc under certain circumstances, and it further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay GE Fanuc a customary termination fee in the amount of $9,250,000 in cash.

At the effective time of the Merger, each issued and outstanding share of the Company's common stock, no par value (the "Shares"), other than Shares owned by the Company, GE Fanuc or Merger Sub, or by any shareholders who are entitled to and who properly exercise dissenters' rights under the New Mexico Business Corporation Act, will be cancelled and converted automatically into the right to receive $16.50 in cash, without interest. Also at the effective time of the Merger, each outstanding option to purchase the Company's common stock will be terminated and cancelled and converted automatically into the right to receive a cash payment equal to the excess, if any, of $16.50 over the per share exercise price for each share issuable under such option. Each restricted stock award, to the extent the underlying shares have not been issued at the effective time, will be terminated and cancelled and converted automatically into the right to receive a cash payment equal to $16.50 for each share issuable thereunder.

Consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions, including the approval by the holders of at least a majority of the outstanding shares of the Company's common stock, the receipt of all regulatory approvals, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other customary conditions. The Company currently anticipates having all required shareholder, regulatory and other approvals necessary to close the merger late in the second calendar quarter or during the third calendar quarter of 2006.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

3) Receivables, net

Receivables, net consist of the following:

                                                March 31,     June 30,
Thousands                                         2006          2005
                                              -----------   -----------
Accounts receivable........................ $     29,770  $     27,836
Less allowance for doubtful accounts.......         (192)         (301)
                                              -----------   -----------
                                            $     29,578  $     27,535
                                              ===========   ===========

4) Inventories

Inventories consist of the following:

                                                March 31,     June 30,
Thousands                                         2006          2005
                                              -----------   -----------
Raw materials.............................. $     15,872  $      9,711
Work in process............................        3,758         3,880
Finished goods.............................        6,436         8,224
                                              -----------   -----------
                                            $     26,066  $     21,815
                                              ===========   ===========

5) Goodwill and Intangible Assets

The Company completed the required annual goodwill impairment analysis for the fiscal year ended June 30, 2005, as of April 1, 2005, and the estimated fair value of goodwill was determined to be in excess of its carrying value, indicating the underlying goodwill was not impaired at that date.

Changes in the carrying amount of goodwill for the nine months ended March 31, 2006 are as follows:

                              Total Goodwill by Operating Segment
Thousands                                      Americas       Europe         Total
                                              -----------   -----------   -----------
Balance at June 30, 2005................... $      3,697  $     13,298  $     16,995
Foreign currency translation adjustments ..          169            11           180
                                              -----------   -----------   -----------
Balance at March 31, 2006.................. $      3,866  $     13,309  $     17,175
                                              ===========   ===========   ===========

See Note 11 for additional information regarding the Company's operating segments.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization.

                                  Amortized Intangible Assets
------------------------------------------------------------------------------------
                                    Estimated      Gross                      Net
                                      useful     carrying    Accumulated   carrying
 Thousands                             life       amount     amortization   amount
                                    ----------   ---------   -----------   ---------
As of March 31, 2006
  Current technology............... 2 - 7 yrs  $    9,508  $      8,170  $    1,338
  License agreements............... 2 - 5 yrs         227           156          71
  Covenant not to compete.......... 3 - 5 yrs       1,385           762         623
  Other intangibles................ 8 - 17 yrs        380           249         131
                                                 ---------   -----------   ---------
        Total                                  $   11,500  $      9,337  $    2,163
                                                 =========   ===========   =========
As of June 30, 2005
  Current technology............... 2 - 7 yrs  $    9,816  $      7,767  $    2,049
  License agreements............... 2 - 5 yrs       2,452         2,345         107
  Covenant not to compete.......... 3 - 5 yrs       2,965         2,176         789
  Other intangibles................ 8 - 17 yrs        376           213         163
                                                 ---------   -----------   ---------
        Total......................            $   15,609  $     12,501  $    3,108
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

The following table summarizes estimated amortization expense for future periods as follows:

Estimated amortization expense:                        Thousands
  Remainder of fiscal year ending June 30, 2006..... $       332
  For the fiscal years ending:
      June 30, 2007.................................       1,254
      June 30, 2008.................................         535
      June 30, 2009.................................           5
      June 30, 2010 and thereafter..................          37
                                                       ----------
                                                     $     2,163
                                                       ==========

6) Revolving Line of Credit

SBS maintains a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The Credit Agreement provides for borrowings for working capital and general corporate purposes of up to $20 million.  Effective on March 30, 2006, the Credit Agreement was amended (Second Amendment to Credit Agreement) to extend the term of the Credit Agreement and the revolving note for a period of one year and any outstanding borrowings are due and payable in full on March 28, 2007. The Credit Agreement is secured by a first priority lien on substantially all assets of SBS. Interest on borrowings is set forth in each promissory note executed under the terms of the Credit Agreement and is either payable on a variable basis at the Wells Fargo Bank prime rate or payable for a fixed rate term of either one, two or three months at a rate of LIBOR plus 1.75%.  The terms of the Credit Agreement, as amended, require SBS to comply with certain financial and other covenants.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

There have been no borrowings under the Credit Agreement through March 31, 2006. As of March 31, 2006, SBS was in compliance with all financial covenants required under the terms of the amended Credit Agreement. In addition, SBS is required to maintain its primary operating accounts with Wells Fargo Bank or maintain a balance of not less than $20 million on deposit with the bank. As of March 31, 2006, the Company maintains most of its primary operating accounts with Wells Fargo Bank and our balance on deposit was in excess of the $20 million requirement.

7) Accrued Compensation

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

FY 2006 Employee Bonus Plan

Under the FY 2006 EBP, non-executive employees of the Company in the United States who are not covered by sales commission arrangements are entitled to receive cash bonuses depending on the achievement of certain specified performance goals. The FY 2006 EBP commenced on July 1, 2005 and concludes on June 30, 2006. Awards are targeted at 7% of an employee's eligible income as defined in the FY 2006 EBP. Individual awards will be based on the Company meeting certain specified levels of (i) revenue and (ii) earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and (iii) the achievement of individual performance goals. The specific thresholds with respect to the the Company's performance and the percentage weighting for the required metrics under the FY 2006 EBP were approved by the Company's Board of Directors. The FY 2006 EBP will be administered in six-month performance periods that coincide with each half of the Company's fiscal year ending on June 30, 2006. Participants will be entitled to receive bonuses ranging from 0% to 120% of their targeted award per six-month performance period, depending on the level of the Company's performance and the individual employee's performance. In February 2006, the Company paid approximately $400,000 of incentive compensation from the six month period ended December 2005. For the three months ended March 31, 2006, management has recorded an estimate of approximately $271,000 for incentive compensation in connection with the FY 2006 EBP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

FY 2006 Executive Incentive Plan

Under the FY 2006 EIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if the Company's actual performance meets certain specified levels of (i) revenue and (ii) EBITDA as established by the Board of Directors, as well as (iii) the achievement of financial goals at different levels of the Company's operating structure (referred to as "Division Goals") and (iv) individual performance goals as established by the Chief Executive Officer. The bonuses for (iii) and (iv) are to be funded and awarded separately from the portion awarded based on revenue and EBITDA. The FY 2006 EIP commenced on July 1, 2005 and concludes on June 30, 2006. The designated executives will be entitled to receive cash incentive bonus payments up to 20% of the designated executive's eligible income as defined in the EIP for attainment of Threshold I and up to 40% of the designated executive's eligible income for attainment of Threshold II, depending on the level of the Company's performance, the level of financial performance of the respective employees operating group (if applicable), and the individual employee's performance. In the event Company revenue

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

 and EBITDA performance levels at Threshold I are not achieved, there will be no payment attributable to these factors of the bonus. In the event Company revenue and EBIDTA performance levels attained are above Threshold I, but less than Threshold II, the percentage payouts will be adjusted appropriately based on the level of achievement. For the nine months ended March 31, 2006, management has recorded an estimate of approximately $220,000 for incentive compensation in connection with the FY 2006 EIP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

FY 2006 Long-Term Executive Incentive Plan

Under the FY 2006 LTEIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if the Company's actual performance for average annual earnings per share growth and operating margin over the three-year period beginning July 1, 2005 and ending June 30, 2008 exceed certain performance levels (Threshold I, Threshold II, and Threshold III) as established by the Board of Directors. The Board also established and approved the relative weighting that will be used to determine the amount of the overall incentive compensation awards. The term of the LTEIP is July 1, 2005 through June 30, 2008. Performance of the Company above any Threshold but less than the next Threshold will result in a graduated proportional pay-out; below Threshold I performance results in no pay-out. For the nine months ended March 31, 2006, management has recorded an estimate of approximately $206,000 for incentive compensation in connection with the FY 2006 LTEIP which is included under the caption accrued compensation in the accompanying consolidated balance sheets.

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

8) Product Warranty Liability

The Company's customers receive a warranty, generally for a period of two years, upon purchase of products. The Company accrues estimated costs to repair or replace potentially defective products when products are shipped and revenue is recognized. Estimated warranty costs are based on prior warranty costs for substantially similar products. The following table presents the activity in the product warranty liability for the nine months ended March 31:

                                                          2006         2005
Thousands                                              ----------   ----------
Balance at beginning of period...................... $       765  $       599
  Estimated warranty costs for product sales........         315          648
  Adjustments to settle warranty activity...........        (360)        (543)
                                                       ----------   ----------
Balance at end of period............................ $       720  $       704
                                                       ==========   ==========

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

9) Earnings Per Share

Net income per share is based on weighted average shares outstanding. Net income per share - assuming dilution includes the dilutive effects of potential common shares outstanding during the period.

                                                           Three Months Ended        Nine Months Ended
                                                               March 31,                 March 31,
                                                       -----------------------   -----------------------
Thousands (except per share amounts)                       2006         2005         2006         2005
                                                       ----------   ----------   ----------   ----------
Net income.......................................... $     1,015  $       256  $     1,539  $     3,657
                                                       ==========   ==========   ==========   ==========
Net income per share:
  Weighted-average common shares outstanding
    used in earnings per share computations.........      15,674       15,587       15,658       15,541
                                                       ==========   ==========   ==========   ==========
  Net income per share.............................. $      0.06  $      0.02  $      0.10  $      0.24
                                                       ==========   ==========   ==========   ==========
Net income per share - assuming dilution:
  Weighted-average common shares outstanding
    used in earnings per share computations.........      15,823       15,763       15,742       15,732
                                                       ==========   ==========   ==========   ==========
  Net income per share - assuming dilution.......... $      0.06  $      0.02  $      0.10  $      0.23
                                                       ==========   ==========   ==========   ==========
Shares Used in Per Share Computations:
  Weighted average common shares outstanding........      15,674       15,587       15,658       15,541
  Incremental shares from assumed conversions -
    potential common shares ........................         149          176           84          191
                                                       ----------   ----------   ----------   ----------
  Shares used in computations - assuming dilution...      15,823       15,763       15,742       15,732
                                                       ==========   ==========   ==========   ==========

For the three and nine month periods ended March 31, 2006, options to purchase 2,617,610 and 2,844,474 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares. For the three and nine month periods ended March 31, 2005, options to purchase 1,815,393 and 1,637,212 shares of common stock, respectively, were outstanding but were not included in the computation of earnings per share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

10) Comprehensive Income

Comprehensive income for the three and nine months ended March 31, 2006 was $2.0 million. Comprehensive income (loss) for the three and nine months ended March 31, 2005 was $(2.3) million and $6.9 million, respectively. The difference between comprehensive income and net income was related to foreign currency translation adjustments.

11) Segment Financial Data

The Company is engaged in the design, research, development, integration and production of embedded computer products and we operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who reports directly to the Company's Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of the Company's operations based in the United States and Canada including the sales, engineering

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

 and test activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing and assembly operations located in St. Paul, Minnesota and Albuquerque, New Mexico; and the sales and support activities based in Shenzhen, China. The Europe Group consists of the Company's operations based in Germany which include the sales, engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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

                                                Americas     Europe      Corporate &
Thousands                                         Group       Group     Unallocated (1)    Total
                                                ---------   ---------   --------------   ---------
Three month periods ended March 31
  Gross sales.........................  2006  $   25,411  $   18,168  $            --  $   43,579
  Inter-segment sales.................            (1,328)     (2,977)              --      (4,305)
                                                ---------   ---------   --------------   ---------
  Sales to external customers.........        $   24,083  $   15,191  $            --  $   39,274

  Gross sales.........................  2005  $   24,759  $   17,258  $            --  $   42,017
  Inter-segment sales.................            (1,889)     (2,794)              --      (4,683)
                                                ---------   ---------   --------------   ---------
  Sales to external customers.........        $   22,870  $   14,464  $            --  $   37,334

  Segment profit (loss)................ 2006  $    2,580  $    2,359  $        (3,378) $    1,561
                                        2005  $      183  $    3,043  $        (2,828) $      398

Nine month periods ended March 31
Gross sales...........................  2006  $   73,853  $   50,568  $            --  $  124,421
Inter-segment sales...................            (6,538)     (7,187)              --     (13,725)
                                                ---------   ---------   --------------   ---------
Sales to external customers...........        $   67,315  $   43,381  $            --  $  110,696

Gross sales...........................  2005  $   78,574  $   49,479  $            --  $  128,053
Inter-segment sales...................            (5,231)     (8,358)              --     (13,589)
                                                ---------   ---------   --------------   ---------
Sales to external customers...........        $   73,343  $   41,121  $            --  $  114,464

Segment profit (loss)                   2006  $    4,859  $    7,629  $       (10,121) $    2,367
                                        2005  $    5,613  $    9,309  $        (9,291) $    5,631

Total assets
                  As of March 31, 2006        $   33,510  $   45,349  $        76,446  $  155,305
                   As of June 30, 2005        $   34,349  $   38,067  $        80,042  $  152,458

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

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

12) Stock-Based Compensation

Effective on July 1, 2005, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

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

Stock Options

On the date of adoption of SFAS 123R, there were 3,397,414 outstanding stock options, of which 3,296,080 were fully vested. There were no stock option grants during the three months ended March 31, 2006. During the six months ended December 31, 2005, 122,094 stock options were granted to the Company's independent directors in connection with their election to serve on the Company's Board of Directors at the 2005 Annual Meeting of Shareholders. Based on the terms of the Company's stock option plans, 69,000 of these options vest upon the completion of service on the board for the 2005/2006 term in November 2006 and 53,094 of these options vest ratably on annual aniversary dates for three years from the grant date. The per share weighted average fair value of

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

 the options granted was $4.84. The estimated fair value was determined using the Black-Scholes option valuation model with the following weighted average assumptions based on prior experience for option grants to the Company's independent directors: expected term (years) - 3.7 to 5.7; risk free interest rate - 4.4%; expected volatility - 57%; and dividend yield - 0%.

For the three and nine months ended March 31, 2006, the Company recorded approximately $149,000 and $286,000, respectively, of stock- based compensation associated with outstanding unvested stock options in selling, general and administrative expense in the accompanying consolidated statements of operations. As of March 31, 2006, there was approximately $533,000 of remaining unamortized stock-based compensation associated with unvested stock options which will be expensed over the remaining service periods through November 2008.

The following table summarizes our stock option activity in fiscal 2006:

                                                   Weighted avg
                                      Number of     Exercise
                                       options        Price
                                     -----------   -----------
Outstanding at June 30, 2005          3,397,414  $      14.39

  Granted                               122,094          9.92
  Exercised                              60,496         11.67
  Cancelled                             147,372         17.66
                                     -----------
Outstanding at March 31, 2006         3,311,640  $      14.13
                                     ===========

As of March 31, 2006:
  Options exercisable                 3,096,546
                                     ===========
  Shares available for grant          2,327,030
                                     ===========

Significant option groups outstanding and exercisable at December 31, 2005 and related weighted average price and life information follows:

                                    Weighted
                                     Average     Weighted                 Weighted
                                    Remaining    Average                  Average
      Range of           Number    Contractual   Exercise     Number      Exercise
  Exercise Prices     Outstanding  Life (yrs)     Price    Exercisable     Price
--------------------  ------------ -----------  ---------- ------------  ----------
 $  5.44 - $ 10.75        675,263      6.7     $     9.24      460,169  $     9.29
 $ 10.77 - $ 12.49        836,677      6.8          12.05      836,677       12.05
 $ 12.69 - $ 14.50        787,050      5.7          13.63      787,050       13.63
 $ 14.61 - $ 17.00        705,150      3.9          15.79      705,150       15.79
 $ 18.22 - $ 34.50        307,500      4.7          27.98      307,500       27.98
                      ------------ -----------  ---------- ------------  ----------
 $  5.44 - $ 34.50      3,311,640      5.7     $    14.13    3,096,546  $    14.47
                      ============                         ============

Restricted Stock Awards

For the three and nine months ended March 31, 2006, approximately $130,000 and $324,000, respectively, of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense in the accompanying consolidated statements of operations. As of March 31, 2006, there was approximately $899,000 of remaining unamortized deferred compensation associated with restricted stock awards, reflected as a

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

 separate component of stockholders' equity in the accompanying consolidated condensed balance sheets, which will be expensed over the remaining service period through February 2009.

On the date of adoption of SFAS 123R, there were 17,020 outstanding restricted stock awards issued to Independent Directors in 2004 in connection with their service on the Company's Board of Directors. The restricted stock awards vested in November 2005 upon completion of the 2004/2005 term and the trading restrictions will be removed equally over a three-year period from the date of grant. The fair value of these awards was based on the closing price of the Company's common stock on the grant date. The total compensation of approximately $249,000 was amortized to expense over the requisite service period to November 2005. For the six months ended December 31, 2005, the Company recorded approximately $86,000 of stock-based compensation associated with these restricted stock awards. There was no compensation recorded in connection with the 2004/2005 restricted stock awards in the three months ended March 31, 2006.

On July 25, 2005, restricted stock awards for 53,462 shares of the Company's common stock were granted to certain designated executives in connection with the FY 2006 LTEIP. The restricted stock awards vest on June 30, 2008 provided the designated executive remains an employee of the Company through June 30, 2008. In the event of a change in control of SBS, the shares of restricted stock will vest on the date of the close of the change in control transaction. The restricted stock awards were issued under the Company's 1998 Long-Term Equity Incentive Plan. The fair value for each of the 53,462 restricted stock awards granted was $10 per share based on the closing price of the Company's common stock on July 25, 2005. The total compensation of $534,620 was recorded as deferred compensation and will be amortized to expense over the requisite service period from July 2005 to June 2008. For the three and nine months ended March 31, 2006, the Company recorded approximately $46,000 and $121,000, respectively, of stock-based compensation associated with the FY 2006 LTEIP restricted stock awards.

On November 17, 2005, restricted stock awards for 26,985 shares of the Company's common stock were granted to Independent Directors in connection with their service on the Company's Board of Directors. The restricted stock awards vest upon the completion of the 2005/2006 term in November 2006 and the trading restrictions will be removed equally over a three-year period from the grant date. The fair value of these awards of $9.96 was based on the closing price of the Company's common stock on the grant date. The total compensation of approximately $268,800 was recorded as deferred compensation and will be amortized to expense over the requisite service period from November 2005 to November 2006. For the three and nine months ended March 31, 2006, the Company recorded approximately $67,000 and $100,000, respectively, of stock-based compensation associated with these restricted stock awards.

On February 6, 2006, restricted stock awards for 30,000 shares of the Company's common stock were granted to employees. The restricted stock awards vest ratably on the first, second and third anniversary from the grant date provided the employee remains with the Company. The restricted stock awards were issued under the Company's 2000 Long-Term Equity Incentive Plan. The fair value for each of the 30,000 restricted stock awards granted was $11.18 per share based on the closing price of the Company's common stock on February 6, 2006. The total compensation of $335,400 was recorded as deferred compensation and will be amortized to expense over the requisite service period from February 2006 to February 2009. For the three and nine months ended March 31, 2006, the Company recorded approximately $17,000 of stock-based compensation associated with these restricted stock awards.

SBS Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Continued
March 31, 2006
 (Unaudited)

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

                                                                          Three months  Nine months
                                                                             ended         ended
                                                                            Mar. 31,      Mar. 31,
Thousands (except per share amounts)                                          2005          2005
                                                                          -----------   ----------
Net income, as reported................................................ $        256  $     3,657
Stock-based compensation, net of tax effects:
     Add: compensation included in reported net income.................           38           80
     Deduct: compensation determined under fair value method...........         (878)      (1,940)
                                                                          -----------   ----------
Pro forma net income (loss)............................................ $       (584) $     1,797
                                                                          ===========   ==========
Net income per common share, as reported............................... $       0.02  $      0.24
                                                                          ===========   ==========
Net income (loss) per common share, pro forma.......................... $      (0.04) $      0.12
                                                                          ===========   ==========
Net income per common share - assuming dilution, as reported........... $       0.02  $      0.23
                                                                          ===========   ==========
Net income (loss) per common share - assuming dilution, pro forma...... $      (0.04) $      0.11
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

We have grown because we understand our role in the embedded computing process: we make components which are part of larger, more complicated devices. As embedded computer applications expand, we broaden our product line to meet our customers' needs and to attract new customers. We invest in technology and customer service so that we can grow with our customers. We have grown organically and through strategic acquisitions, acquiring companies that supplement our core competencies. Our organic growth is driven by adding new products, improving existing products through our research and development program, and attracting new customers with our products and service. We have completed eleven acquisitions since 1992 that broadened our product offerings and our customer base.

On March 19, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 19, 2006, by and among the Company, GE Fanuc Embedded Systems, Inc., a Delaware corporation ("GE Fanuc"), and GME, Inc., a New Mexico corporation and wholly owned subsidiary of GE Fanuc ("Merger Sub"). Under the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger"), with the Company continuing after the Merger as the surviving corporation and a wholly owned subsidiary of GE Fanuc. The Merger Agreement may be terminated by either the Company or GE Fanuc under certain circumstances, and it further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay GE Fanuc a customary termination fee.

At the effective time of the Merger, each issued and outstanding share of the Company's common stock, no par value (the "Shares"), other than Shares owned by the Company, GE Fanuc or Merger Sub, or by any shareholders who are entitled to and who properly exercise dissenters' rights under the New Mexico Business Corporation Act, will be cancelled and converted automatically into the right to receive $16.50 in cash, without interest. Also at the effective time of the Merger, each outstanding option to purchase the Company's common stock will be terminated and cancelled and converted automatically into the right to receive a cash payment equal to the excess, if any, of $16.50 over the per share exercise price for each share issuable under such option. Each restricted stock award, to the extent the underlying shares have not been issued at the effective time, will be terminated and cancelled and converted automatically into the right to receive a cash payment equal to $16.50 for each share issuable thereunder.

For more information, see the Agreement and Plan of Merger which was included as an exhibit to a Form 8-K filed by the Company on March 23, 2006 available at www.sec.gov.

Consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions, including the approval by the holders of at least a majority of the outstanding shares of the Company's common stock, the receipt of all regulatory approvals, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other customary conditions. The Company currently anticipates having all required shareholder, regulatory and other approvals necessary to close the merger late in the second calendar quarter or during the third calendar quarter of 2006.

Executive Summary

During the quarter and nine months ended March 31, 2006:

  Sales for the quarter were $39.3 million and sales for the nine months were $110.7 million;

On a sequential basis, total sales increased 5.3%, compared to $37.3 million in sales for the quarter ended December 31, 2005. Sales for the nine months decreased 3.3%, compared to $114.5 million in sales for the comparable period of the prior fiscal year.
  Net income for the quarter was $1.0 million and net income for the nine months was $1.5 million. Net income per share - assuming dilution for the quarter was $0.06 compared to $0.02 for the comparable period of the prior year. Net income per share - assuming dilution for the nine months was $0.10 compared to $0.23 for the comparable period of the prior year.
  Customer orders received and booked during the quarter and nine months were $40.9 million and $118.3 million, respectively. This resulted in a book-to-bill ratio of 1.04 to 1 for the quarter and 1.07 to 1 for the nine-month period.

Book-to-bill ratio represents the net value of customer orders received and booked each period divided by total sales. Historically, 30% to 40% of our sales in each fiscal quarter will be based on orders received and booked during that same fiscal quarter.
  Order backlog was $51.8 million as of March 31, 2006, compared to $49.9 million at the end of the preceding quarter on December 31, 2005 and $45.1 million as of March 31, 2005;

Order backlog represents customer orders that have been contracted for future delivery. Accordingly, these orders have not yet been recognized as revenue, but represent potential future revenue.

  We achieved twelve design wins during the quarter, bringing the total to thirty-eight for the first nine months of fiscal year 2006 ended March 31, 2006. This compares with twenty-one design wins achieved during the first nine months of the prior fiscal year.

In the government and commercial markets, each reported design win represents a minimum initial purchase order of $100,000; in the communications market, each reported design win represents a minimum initial purchase order of $10,000. All design wins are forecasted to produce a minimum of $500,000 in sales annually when in production.

By end market, the design wins included seven in the government market, four in the communications market and one in the commercial market.
  For the quarter ended March 31, 2006, as a percentage of total sales, sales to one communications customer, Ericsson, represented 19%, sales to one commercial customer, Applied Materials, represented 6%, and no other customer represented more than 5% of sales.

Financial Highlights

Selected financial highlights during the three and nine month periods ended March 31, 2006 compared to the same periods of the prior fiscal year and the preceding quarter ended December 31, 2005 follows:

                                        Three Months Ended                       Nine Months Ended
                          ------------------------------------------------   ---------------------------
                                  March 31,                                          March 31,
Thousands (except         -------------------    %       Dec. 31,    %       -------------------    %
  per share amounts)          2006       2005  change      2005    change        2006       2005 change
                          --------   -------- --------   -------- --------   --------   -------- -------
Sales.................. $  39,274  $  37,334      5.2% $  37,284      5.3% $ 110,696  $ 114,464    -3.3%
                          ========   ========            ========            ========   ========

Net income............. $   1,015  $     256    296.5% $   1,064     -4.6% $   1,539  $   3,657   -57.9%
                          ========   ========            ========            ========   ========

Net income per share
  - assuming dilution.. $    0.06  $    0.02           $    0.07           $    0.10  $    0.23
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

During the three months ended March 31, 2006, there were no stock options granted. During the quarter ended December 31, 2005, 122,094 stock options were granted to the Company's independent directors in connection with their election to serve on the Company's Board of Directors at the 2005 Annual Meeting of Shareholders. Based on the terms of the Company's stock option plans, 69,000 of these options vest upon the completion of service on the board for the 2005/2006 term in November 2006 and 53,094 of these options vest ratably on annual aniversary dates for three years from the grant date. The per share weighted average fair value of the options granted was $4.84. The estimated fair value was determined using the Black-Scholes option valuation model with the following weighted average assumptions which are based on prior experience for option grants to the Company's independent directors: expected term (years) - 3.7 to 5.7; risk free rate of interest - 4.4%; expected volatility - 57%; and dividend yield - 0%.

For the three and nine months ended March 31, 2006, we recorded approximately $149,000 and $286,000, respectively, of stock-based compensation associated with outstanding unvested stock options in selling, general and administrative expense. There was approximately $533,000 of remaining unamortized stock-based compensation expense associated with unvested stock options at March 31, 2006 which will be recognized over the remaining service period through November 2008.

Restricted Stock Awards

For the three and nine months ended March 31, 2006, approximately $130,000 and $324,000, respectively, of stock-based compensation associated with restricted stock awards was recorded in selling, general and administrative expense. At March 31, 2006, there was approximately $899,000 of remaining unamortized deferred compensation associated with restricted stock awards, reflected as a separate component of stockholders' equity in the accompanying consolidated condensed balance sheets, which will be recognized as stock-based compensation expense over the remaining service period through February 2009.

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

FY 2006 Employee Bonus Plan

Under the FY 2006 EBP, non-executive employees of SBS in the United States who are not covered by sales commission arrangements are entitled to receive cash bonuses depending on the achievement of certain specified performance goals. The FY 2006 EBP commenced on July 1, 2005 and concludes on June 30, 2006. Awards are targeted at 7% of an employee's eligible income as defined in the FY 2006 EBP. Individual awards will be based on SBS meeting certain specified levels of (i) revenue and (ii) earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and (iii) the achievement of individual performance goals. The specific thresholds with respect to SBS' performance and the percentage weighting for the required metrics under the FY 2006 EBP were approved by our Board of Directors. The FY 2006 EBP will be administered in six-month performance periods that coincide with each half of our fiscal year ending on June 30, 2006. Participants will be entitled to receive bonuses ranging from 0% to 120% of their targeted award per six-month performance period, depending on the level of SBS' performance and the individual employee's performance. In February 2006, the Company paid approximately $400,000 of incentive compensation from the six month period ended December 2005. For the three months ended March 31, 2006, management has recorded an estimate of approximately $271,000 for incentive compensation in connection with the FY 2006 EBP.

FY 2006 Executive Incentive Plan

Under the FY 2006 EIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if our actual performance meets certain specified levels of (i) revenue and (ii) EBITDA as established by the Board of Directors, as well as (iii) the achievement of financial goals at different levels of our operating structure (referred to as "Division Goals") and (iv) individual performance goals as established by the Chief Executive Officer. The bonuses for (iii) and (iv) are to be funded and awarded separately from the portion awarded based on revenue and EBITDA. The FY 2006 EIP commenced on July 1, 2005 and concludes on June 30, 2006. Designated executives will be entitled to receive cash incentive bonus payments up to 20% of the designated executive's eligible income as defined in the EIP for attainment of Threshold I and up to 40% of the designated executive's eligible income for attainment of Threshold II, depending on the level of SBS' performance, the level of financial performance of the respective employee's operating group (if applicable), and the individual employee's performance. If our revenue and EBITDA performance levels at Threshold I are not achieved, there will be no payment attributable to these factors of the bonus. If our revenue and EBIDTA performance levels attained are above Threshold I, but less than Threshold II, the percentage payouts will be adjusted appropriately based on the level of achievement. For the nine months ended March 31, 2006, management has recorded an estimate of approximately $220,000 for incentive compensation in connection with the FY 2006 EIP.

FY 2006 Long-Term Executive Incentive Plan

Under the FY 2006 LTEIP, certain designated executives identified as participants in this plan are entitled to receive cash bonuses if our actual performance for average annual earnings per share growth and operating margin over the three-year period beginning July 1, 2005 and ending June 30, 2008 exceeds certain performance levels (Threshold I, Threshold II, and Threshold III) as established by the Board of Directors. The Board also established and approved the relative weighting that will be used to determine the amount of the overall incentive compensation awards. The term of the LTEIP is July 1, 2005 through June 30, 2008. Performance of SBS above any Threshold but less than the next Threshold will result in a graduated proportional pay-out; below Threshold I performance results in no pay-out. For the nine months ended March 31, 2006, management has recorded an estimate of approximately $206,000 for incentive compensation in connection with the FY 2006 LTEIP.

Restricted Stock Award under the FY 2006 LTEIP

Under the FY 2006 LTEIP, restricted stock awards, made out of SBS' 1998 Long-Term Equity Incentive Plan, for 53,462 shares of the Company's common stock were granted to certain designated executives on July 25, 2005. The restrictions on the restricted stock awards lapse on June 30, 2008, regardless of whether any cash incentive awards are paid under the LTEIP, provided the designated executive remains an employee of the Company throughout the term of the LTEIP. If a change in control of SBS occurs, the shares of restricted stock will vest on the date of the close of the change in control transaction. The fair value for each restricted stock award was $10 based on the closing price of our common stock on July 25, 2005. The compensation for the restricted stock awards will be recognized as an expense over the requisite service period from July 2005 to June 2008.

Results of Operations
 (references to fiscal 2006 and fiscal 2005 relate to interim periods of the fiscal years ending on June 30)

The following table sets forth for the periods indicated certain operating data as a percentage of sales:

                                                         Three Months Ended      Nine Months Ended
                                                            March 31,               March 31,
                                                      ---------------------   ---------------------
                                                          2006        2005        2006        2005
                                                      ---------   ---------   ---------   ---------
Sales..............................................      100.0%     100.0%     100.0%     100.0%
Cost of sales:
  Cost of products sold............................       57.0%      57.5%      56.7%      55.5%
  Amortization of intangible assets................        0.7%       1.0%       0.7%       1.0%
                                                      ---------   ---------   ---------   ---------
    Total cost of sales............................       57.6%      58.5%      57.5%      56.5%
                                                      ---------   ---------   ---------   ---------
Gross profit.......................................       42.4%      41.5%      42.5%      43.5%

Selling, general and administrative expense........       21.6%      23.8%      23.1%      22.8%
Research and development expense...................       17.8%      17.6%      18.2%      15.9%
Amortization of intangible assets..................        0.2%       0.2%       0.2%       0.2%
                                                      ---------   ---------   ---------   ---------
Operating income (loss)............................        2.8%      (0.1)%       1.0%       4.6%
                                                      ---------   ---------   ---------   ---------
Interest and other income, net.....................        1.2%       0.7%       1.2%       0.5%
Foreign exchange gains (losses)....................        0.0%       0.5%      (0.1)%      (0.2)%
                                                      ---------   ---------   ---------   ---------
                                                           1.2%       1.2%       1.1%       0.3%
                                                      ---------   ---------   ---------   ---------
Income before income taxes.........................        4.0%       1.1%       2.1%       4.9%
Income tax expense.................................        1.4%       0.4%       0.7%       1.7%
                                                      ---------   ---------   ---------   ---------
Net income.........................................        2.6%       0.7%       1.4%       3.2%
                                                      =========   =========   =========   =========

Note - certain balances in the above table will not foot due to rounding.

Three and Nine Months Ended March 31, 2006 compared to the Three and Nine Months Ended March 31, 2005

Sales

Our total sales during the quarter and nine months ended March 31, 2006 compared to the same periods of the prior fiscal year and the preceding quarter ended December 31, 2005 follows:

                                        Three Months Ended                       Nine Months Ended
                          ------------------------------------------------   ---------------------------
                                March 31,                                          March 31,
                          -------------------    %       Dec. 31,    %       -------------------    %
Thousands                     2006       2005  change      2005    change        2006       2005 change
                          --------   -------- --------   -------- --------   --------   -------- -------
Sales.................. $  39,274  $  37,334      5.2% $  37,284      5.3% $ 110,696  $ 114,464    -3.3%
                          ========   ========            ========            ========   ========

Sales for the three months ended March 31, 2006 increased compared to the same period of the prior fiscal year and the preceding quarter due primarily to increased sales to government and communications end market customers. During the three and nine months ended March 31, 2006, currency exchange rates used to translate our Europe Group financial statements to U.S. dollars negatively impacted sales by $1.4 million and $2.8 million, respectively, compared to the same periods of the prior fiscal year. Sales for the nine months ended March 31, 2006 decreased compared to the same period of the prior fiscal year due to reduced sales to semiconductor manufacturing equipment customers, partially offset by increased sales to customers in the government and communications end markets.

For the quarter ended March 31, 2006, as a percentage of total sales, sales to one communications customer, Ericsson, represented 19%, sales to one commercial customer, Applied Materials, represented 6%, and no other customer represented more than 5% of sales. For the quarter ended March 31, 2005, as a percentage of total sales, sales to one communications customer, Ericsson, represented 17%; sales to one commercial customer, Applied Materials, represented 8%; and no other customer represented more than 5% of sales.

For the nine months ended March 31, 2006, as a percentage of total sales, sales to one communications customer, Ericsson, represented 17%, sales to one commercial customer, Applied Materials, represented 6%; and no other customer represented more than 5% of sales. For the nine months ended March 31, 2005, as a percentage of total sales, sales to one communications customer, Ericsson, represented 15%; sales to one commercial customer, Applied Materials, represented 8%; and no other customer represented more than 5% of sales.

Sales by end market for the quarter and nine months ended March 31, 2006 compared to the same periods of the prior fiscal year and the preceding quarter ended December 31, 2005 as indicated below:

                                  SALES BY END MARKET
                                 (dollars in thousands)

                             Mar. 31,   % of     Mar. 31,   % of     Dec. 31,   % of
Three months ended:            2006     total      2005     total      2005     total
--------------------------   --------- -------   --------- -------   --------- -------

Government................ $   20,166      51% $   17,400      47%     19,403      52%
Communications............     11,037      28%     10,882      29%      9,977      27%
Commercial................      8,071      21%      9,052      24%      7,904      21%
                             --------- -------   --------- -------   --------- -------
Total..................... $   39,274     100% $   37,334     100%     37,284     100%
                             ========= =======   ========= =======   ========= =======

                             Mar. 31,   % of     Mar. 31,   % of
Nine months ended:             2006     total      2005     total
--------------------------   --------- -------   --------- -------

Government................ $   54,035      49% $   51,504      45%
Communications............     31,731      29%     31,669      28%
Commercial................     24,930      22%     31,291      27%
                             --------- -------   --------- -------
Total..................... $  110,696     100% $  114,464     100%
                             ========= =======   ========= =======

By end market, for the quarter ended March 31, 2006, sales to government customers increased 15.9%, sales to communications customers increased 1.4%, and sales to commercial customers decreased 10.8%, all compared to the third quarter of the prior fiscal year.  On a sequential basis, sales to government customers increased 3.9%, sales to communications customers increased 10.6%, and sales to commercial customers increased 2.1%, all compared to the quarter ended December 31, 2005. For the nine months ended March 31, 2006, sales to government customers increased 4.9%, sales to communications customers were consistent with the prior year, and sales to commercial customers decreased 20.3%, all compared to the same period of the prior fiscal year. The reduction in sales to commercial customers in fiscal 2006 compared to fiscal 2005 was due principally to reduced demand from semiconductor manufacturing equipment customers.

Gross Profit

Gross profit during the quarter and nine months ended March 31, 2006 compared to the same periods of the prior fiscal year and the preceding quarter ended December 31, 2005 follows:

                                                      Three months ended                        Nine Months Ended
                                    -----------------------------------------------------   -------------------------------
                                          March 31,                                               March 31,
                                    ---------------------    Incr/    Dec. 31,     Incr/    ---------------------    Incr/
Thousands                               2006        2005    (decr)      2005      (decr)        2006        2005    (decr)
                                    ---------   ---------   -------   ---------   -------   ---------   ---------   -------
Gross profit..................... $   16,644  $   15,507  $  1,137  $   16,236  $    408  $   47,098  $   49,741  $ (2,643)
                                    =========   =========   =======   =========   =======   =========   =========   =======
Gross profit as a percent of sales:
  Cost of products sold..........       57.0%       57.5%                 55.8%                 56.7%       55.5%
  Intangible asset amortization..        0.7%        1.0%                  0.7%                  0.7%        1.0%
                                    ---------   ---------             ---------             ---------   ---------
    Gross profit.................       42.4%       41.5%                 43.5%                 42.5%       43.5%
                                    =========   =========             =========             =========   =========

For the three months ended March 31, 2006, gross profit as a percent of sales improved from levels noted in the prior fiscal year due primarily to the overall sales mix, which resulted from increased sales to government customers. For the nine months ended March 31, 2006, gross profit as a percent of sales declined from levels noted in the prior fiscal year due primarily to a change in sales mix resulting from an increased proportion of sales of lower margin products. Compared to the preceding quarter ended December 31, 2005, a change in our sales mix negatively impacted gross profit as a percentage of sales due to a higher proportion of lower margin product sales.

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

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense during the quarter and nine months ended March 31, 2006 compared to the same periods of the prior fiscal year and the preceding quarter ended December 31, 2005 follows:

                                                      Three months ended                        Nine Months Ended
                                    -----------------------------------------------------   -------------------------------
                                          March 31,                                               March 31,
                                    ---------------------    Incr/    Dec. 31,     Incr/    ---------------------    Incr/
Thousands                               2006        2005    (decr)      2005      (decr)        2006        2005    (decr)
                                    ---------   ---------   -------   ---------   -------   ---------   ---------   -------
SG&A expense..................... $    8,472  $    8,900  $   (428) $    8,413  $     59  $   25,547  $   26,044  $   (497)
                                    =========   =========   =======   =========   =======   =========   =========   =======

As a percent of sales............       21.6%       23.8%                 22.6%                 23.1%       22.8%
                                    =========   =========             =========             =========   =========

The decrease in SG&A expense for the quarter and nine months ended March 31, 2006 compared to the same periods of the prior fiscal year was primarily the result of benefits from cost control initiatives we began implementing in fiscal 2006. These decreases were partially offset by increased incentive compensation costs discussed previously and stock-based compensation associated with unvested stock options as a result of our adoption of the fair value method of accounting for stock options required in SFAS 123R, "Share Based Payment," effective July 1, 2005. The reduction in sales for the nine months in fiscal 2006 compared to fiscal 2005 negatively impacted SG&A expense as a percent of sales.

Research and Development Expense

Research and development (R&D) expense during the quarter and nine months ended March 31, 2006 compared to the same periods of the prior fiscal year and the preceding quarter ended December 31, 2005 follows:

                                                      Three months ended                        Nine Months Ended
                                    -----------------------------------------------------   -------------------------------
                                          March 31,                                               March 31,
                                    ---------------------    Incr/    Dec. 31,     Incr/    ---------------------    Incr/
Thousands                               2006        2005    (decr)      2005      (decr)        2006        2005    (decr)
                                    ---------   ---------   -------   ---------   -------   ---------   ---------   -------
R&D expense...................... $    6,975  $    6,556  $    419  $    6,530  $    445  $   20,197  $   18,163  $  2,034
                                    =========   =========   =======   =========   =======   =========   =========   =======

As a percent of sales............       17.8%       17.6%                 17.5%                 18.2%       15.9%
                                    =========   =========             =========             =========   =========

Increasing our intellectual property continues to be a key element of our growth strategy. During fiscal 2006, we introduced 15 new products and 3 new product lines.

The increase in R&D expense for the three and nine months of fiscal 2006 compared to the same periods of the prior fiscal year was primarily the result of our fiscal 2005 mid-year investment in additional engineering resources to serve the government and international markets, the timing of outside development costs associated with our product development efforts, and increased incentive compensation costs associated with the incentive compensation plans approved by the Board of Directors on July 25, 2005. On a sequential basis, R&D expense increased from the preceding quarter as a result of our product development efforts. The reduction in sales for the nine months in fiscal 2006 compared to fiscal 2005 negatively impacted R&D expense as a percent of sales.

Interest and Other Income, Net

Net interest and other income of $482,000 and $1.3 million for the three and nine months ended March 31, 2006, respectively, represent an increase from amounts received during the comparable periods of fiscal 2005 due primarily to improvements in interest rates earned for cash balances and increased cash balances.

Foreign Exchange Gains (Losses)

Foreign exchange gains (losses), which represent primarily realized and unrealized losses on transactions denominated in non-functional currencies, decreased in the nine months ended March 31, 2006 from prior year levels primarily as a result of reduced payables in non-functional currencies and changes in the Euro to U.S. dollar exchange rates.

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

In assessing the realizability of our deferred tax assets, management considers projected future sources of taxable income together with tax planning strategies. A valuation allowance has been established that applies to certain U.S. State and foreign operating loss and tax credit carryforwards that, in the opinion of management, may expire unused due to uncertainty regarding future taxable income. Based on SBS' historical taxable transactions, the timing of the reversal of existing temporary differences, and the evaluation of tax planning strategies, management believes it is more likely than not that SBS' future taxable income will be sufficient to realize the benefit of the remaining deferred tax assets existing at March 31, 2006.

We generally do not record deferred income taxes on the undistributed earnings of our foreign subsidiaries in accordance with the indefinite reversal criterion in APB Opinion No. 23, "Accounting for Income Taxes - Special Areas," because we currently do not expect those unremitted earnings to reverse and become taxable in the foreseeable future. Upon distribution of these earnings, which amounted to approximately $34.6 million at June 30, 2005, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

Earnings Per Share

For the three and nine months ended March 31, 2006, net income per common share and net income per common share - assuming dilution were $0.06 and $0.10, respectively. This compares to net income per common share and net income per common share - assuming dilution of $0.02 and $0.23 for the same periods of the prior fiscal year.

Review of Business Segments

We are engaged in the design, research, development, integration and production of embedded computer products and we operate worldwide through two operating segments: the Americas Group and the Europe Group. Both the Americas Group and the Europe Group offer our complete portfolio of embedded computer products to customers in the government, commercial and communications end markets. Each segment has management who reports directly to our Chief Executive Officer and its own sales and distribution channels. The Americas Group consists of our operations based in the United States, Canada, and Shenzhen, China. This includes the sales, engineering and test activities in Albuquerque, New Mexico; Mansfield, Massachusetts; Newark, California; Raleigh, North Carolina; St. Paul, Minnesota; and Waterloo, Ontario, Canada; the manufacturing and assembly operations located in St. Paul, Minnesota and Albuquerque, New Mexico; and the sales and technical support activities based in Shenzhen, China. The Europe Group consists of our operations based in Germany which include the sales, engineering, test, assembly, and manufacturing activities located in Augsburg and Mindelheim, Germany.

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

Americas Group

                                       Three Months Ended                                 Nine Months Ended
                                  -------------------------------------------------   -----------------------------
                                        March 31,                                           March 31,
                                  ---------------------    %      Dec. 31,     %      ---------------------    %
Thousands                             2006        2005  change      2005    change        2006        2005  change
                                  ---------   --------- -------   --------- -------   ---------   --------- -------
Sales to External Customers.... $   24,083  $   22,870     5.3% $   21,263    13.3% $   67,315  $   73,343    -8.2%
                                  =========   =========           =========           =========   =========

Segment Profit................. $    2,580  $      183  1309.8% $    1,388    85.9% $    4,859  $    5,613   -13.4%
                                  =========   =========           =========           =========   =========
Segment Profit as % of Sales...       10.7%        0.8%                6.5%                7.2%        7.7%
                                  =========   =========           =========           =========   =========

Sales to External Customers. For the three months ended March 31, 2006, sales to external customers increased compared to the same period of fiscal 2005 due primarily to increased sales to customers in the government end market. For the nine months ended March 31, 2006, sales to external customers declined compared to the same period of the prior fiscal year due primarily to reduced sales to semiconductor equipment manufacturing customers, partially offset by increased sales to customers in the government end market. During the three and nine months ended March 31, 2006, sales to one commercial customer, Applied Materials, represented $2.3 million and $6.3 million, respectively, compared to $2.8 million and $11.8 million in the same periods ended March 31, 2005.

Segment Profit. For the three months ended March 31, 2006, segment profit increased from prior year levels primarily as a result of improved gross profit and reduced SG&A expenses due to certain cost control initiatives we began to implement in fiscal 2006, partially offset by increased R&D expenses. For the nine month period ended March 31, 2006, segment profit decreased from fiscal 2005 levels primarily as a result of decreased gross profit together with increased R&D expenses, partially offset by reduced SG&A expenses as a result of certain cost control initiatives we began to implement in fiscal 2006. Changes in gross profit as a percent of sales are primarily driven by changes in our overall sales mix. The increased R&D expenses were due primarily to our mid-year decision in fiscal 2005 to invest in our infrastructure to pursue opportunities in the government systems market, the timing of outside development costs associated with our product development efforts, and increased incentive compensation as discussed previously.

Europe Group

                                       Three Months Ended                                 Nine Months Ended
                                  -------------------------------------------------   -----------------------------
                                        March 31,                                           March 31,
                                  ---------------------    %      Dec. 31,     %      ---------------------    %
Thousands                             2006        2005  change      2005    change        2006        2005  change
                                  ---------   --------- -------   --------- -------   ---------   --------- -------
Sales to External Customers.... $   15,191  $   14,464     5.0% $   16,021    -5.2% $   43,381  $   41,121     5.5%
                                  =========   =========           =========           =========   =========

Segment Profit................. $    2,359  $    3,043   -22.5% $    3,491   -32.4% $    7,629  $    9,309   -18.0%
                                  =========   =========           =========           =========   =========
Segment Profit as % of Sales...       15.5%       21.0%               21.8%               17.6%       22.6%
                                  =========   =========           =========           =========   =========

Sales to External Customers. For the three and nine months ended March 31, 2006, sales to external customers increased approximately $0.7 million and $2.3 million, respectively, both compared to the same periods of the prior fiscal year. During the three and nine months ended March 31, 2006, currency exchange rates used to translate the Group's financial statements to U.S. dollars declined by 9.7% and 6.8%, respectively, which negatively impacted sales by $1.4 million and $2.8 million, respectively, compared to the same periods of the prior fiscal year. During the three and nine month periods ended March 31, 2006, sales to one communications customer, Ericsson, represented $7.4 million and $19.1 million, respectively, compared to $6.5 million and $17.4 million in the same periods of the prior fiscal year.

Segment Profit. For the three and nine months ended March 31, 2006, segment profit decreased approximately $0.7 million and $1.7 million, respectively, both compared to the comparable periods of the prior fiscal year. The decrease was due primarily to reduced gross profit as a result of a higher mix of lower margin production orders and increases in R&D expenses commensurate with the growth in the business, partially offset by the increase in sales and decreased SG&A expenses as a result of certain cost control initiatives we began to implement in fiscal 2006.

Liquidity, Capital Resources and Financial Condition

Our objective is to maintain adequate financial resources and liquidity to finance our operations. We use a combination of proceeds from the sale or issuance of equity securities and internally generated funds to finance our working capital requirements, capital expenditures, and operations.

Our cash balance of $53.2 million at March 31, 2006 represented a decrease of $2.0 million during the nine months ended March 31, 2006. This decrease was due primarily to the timing of cash payments and collections during the period. For the nine months ended March 31, 2006 and 2005, net cash flows from operating activities and proceeds from the exercise of employee stock options were the principal sources of funding, and cash was used for a mix of activities including working capital needs and capital expenditures. We anticipate that our cash sources and uses will continue in this manner during the remainder of the fiscal year ending June 30, 2006; however, future cash inflows from employee stock option exercises are generally dependent upon the amount of excess, if any, between the current market price of our common stock and the price the employee must pay to exercise the option and are therefore difficult to predict with certainty.

Cash Flows

Changes to our cash balance during the nine months ended March 31, 2006, and 2005 follows:

Comparison of Condensed
Consolidated Statements of Cash Flows

                                                 Nine Months Ended
                                                     March 31,
                                              -----------------------
                                                 2006         2005
                                              ----------   ----------
Cash Flow Provided by (Used in)                     Thousands
   Operating activities....................  $   (1,138)  $    7,794
   Investing activities....................      (1,611)      (2,623)
   Financing activities....................         706        1,345
   Net effect on cash from:
      Exchange rate changes................          45          555
                                              ==========   ==========

Operating Activities

Cash flows from operating activities during the nine months ended March 31, 2006, were principally impacted by the timing of payments for working capital needs and cash collections from customers during the period. Operating cash flows were provided by net income and the impact of certain non-cash and non- operating activities, including depreciation and amortization expenses totaling approximately $3.7 million and stock-based compensation costs of approximately $610,000, of which approximately $286,000 was the result of our adoption of SFAS 123R on July 1, 2005.

The underlying drivers of the changes in working capital during the first nine months of fiscal 2006 were as follows:

  The increase in accounts receivable used operating cash of $2.0 million, before foreign currency translation adjustments of approximately $40,000, due principally to the timing of shipments and cash collections during the period.
  The increase in inventory used cash of $4.2 million, before foreign currency translation adjustments of approximately $32,000, due primarily to inventory on hand for products that are scheduled to begin production.
  The decrease in total liabilities used cash from operations of $0.5 million, before foreign currency translation adjustments of $69,000, due primarily to the timing of cash payments for working capital needs, partially offset by incentive compensation accruals and payments during the period in connection with the Company's pay-for-performance incentive plans implemented in fiscal 2006.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures necessary to support the growth of our business and to enhance the productivity of our operations. During the nine month period ended March 31, 2006, purchases of property and equipment were $1.6 million.

Financing Activities

Our principal source of cash inflows from financing activities is proceeds from the issuance of common stock associated with the exercise of employee stock options. During the nine month period ended March 31, 2006, proceeds from the issuance of common stock associated with the exercise of employee stock options were $706,000.

Exchange Rates

Changes in foreign currency exchange rates during the nine months ended March 31, 2006 favorably impacted our cash balances by approximately $45,000. Due to our international operations, where transactions are recorded in functional currencies other than the U.S. dollar, the effects of changes in foreign currency exchange rates on existing cash balances during any given period result in amounts on the consolidated statements of cash flows that may not reflect the changes in the corresponding accounts on the consolidated balance sheets.

Cash Requirements

On March 30, 2005, we entered into a revolving line of credit agreement (Credit Agreement) with Wells Fargo Bank National Association. The credit agreement provides for borrowings for working capital and general corporate purposes of up to $20 million. Effective on March 30, 2006, the Credit Agreement was amended (Second Amendment to Credit Agreement) to extend the term of the Credit Agreement and the revolving note for a period of one year and any outstanding borrowings are due and payable in full on March 28, 2007. The Credit Agreement is secured by a first priority lien on substantially all assets of SBS. Interest on borrowings is set forth in each promissory note executed under the terms of the Credit Agreement and is either payable on a variable basis at the Wells Fargo Bank prime rate or payable for a fixed rate term of either one, two or three months at a rate of LIBOR plus 1.75%.

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

Under the terms of the Credit Agreement, we are required to maintain our primary operating accounts with Wells Fargo Bank or maintain a balance of not less than $20 million on deposit with the bank. As of March 31, 2006, the Company maintains most of its primary operating accounts with Wells Fargo Bank and our balance on deposit was in excess of $20 million.

As of the date of this report, we have no borrowings outstanding under the Credit Agreement and we were in compliance with all financial covenants required under the terms of the amended Credit Agreement as of March 31, 2006.

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

Contractual Obligations

SBS is committed under non-cancelable operating leases for buildings and equipment that expire at various dates through fiscal 2015. There was no material change in our contractual obligations during the nine months ended March 31, 2006.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no transactions that would be considered off-balance sheet arrangements in accordance with the definition under SEC rules.

Inflation

For the three and nine month periods ended March 31, 2006 and 2005, we experienced no significant impact from inflation.

Business Outlook

Fiscal year 2006 marks our fourteenth year as a public company. With the proposed merger of SBS and GE Fanuc, which we jointly announced on March 20, 2006, this may be our last report as an independent public company, and we would like to thank every SBS shareholder for their support over these many years in helping us build this great company. Consummation of the merger is subject to a number of conditions, including the approval by the holders of at least a majority of the outstanding shares of the Company's common stock, the receipt of all regulatory approvals, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other customary conditions. The Company currently anticipates having all required shareholder, regulatory and other approvals necessary to close the merger late in the second calendar quarter or during the third calendar quarter of 2006.

As a result of the anticipated merger with GE Fanuc, management will no longer be providing guidance on future results of the Company. Unless a notice stating otherwise is published or filed with the Securities and Exchange Commission on Form 8-K, the public should no longer rely on any previously issued guidance as representing our current expectations on matters covered.

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

Currency translation.  The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as translation adjustments in other comprehensive income. Foreign currency exchange rate exposure is most significant with respect to the euro. For the three and nine months ended March 31, 2006, net sales were negatively impacted by declines in foreign currency exchange rates of 9.7% and 6.8%, primarily the euro, respectively, compared to the same periods of the prior fiscal year.

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

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 - Other Information

On April 20, 2006, SBS Technologies, Inc. issued a press release reporting its results for the third quarter of fiscal year 2006 ended March 31, 2006. A copy of the Registrant's press release containing this information is furnished as Exhibit 99.1 to this Report on Form 10-Q. The information in Item 5 and the Exhibit attached hereto is being furnished and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Item 6 - Exhibits

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-K)

02.1 (1) Agreement and Plan of Merger dated as of March 19, 2006 among GE Fanuc Embedded Systems, Inc., GME, Inc., and SBS Technologies, Inc.

03.i (1) Restated Articles of Incorporation.

03.ii (1) Third Restated and Amended Bylaws.

04.a (1) Article VI of the Restated Articles of Incorporation, as included in the Restated Articles of Incorporation of SBS Technologies, Inc.

04.b (1) Articles I and II of the Third Restated and Amended Bylaws of SBS Technologies, Inc.

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

04.2 (1) Amendment dated March 19, 2006 to Rights Agreement

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

10.ct (1) SBS Technologies, Inc. FY 2006 Employee Bonus Plan

10.cu (1) SBS Technologies, Inc. FY 2006 Executive Incentive Plan

10.cv (1) SBS Technologies, Inc. FY 2006 Long-term Executive Incentive Plan

10.cw (1) Employment agreement by and between SBS Technologies, Inc., and Bruce E. Castle, effective July 29, 2003, as amended on January 18, 2006.

10.cx (1) Amended and Restated 1993 Director and Officer Stock Option Plan

10.cy (1) Amended and Restated 1996 Employee Incentive Stock Option Plan

10.cz (1) Amended and Restated 1997 Employee Incentive Stock Option Plan

10.da (1) Amendment dated March 19, 2006 to Employment Agreement of Bruce E. Castle

10.db (1) Amendment dated March 19, 2006 to Employment Agreement of James E. Dixon, Jr.

10.dc (1) Amendment dated March 19, 2006 to Employment Agreement of David H. Greig

10.dd (1) Second Amendment to Credit Agreement between SBS Technologies, Inc. and Wells Fargo Bank National Association effective March 30, 2006.

10.de (1) Revolving Line of Credit Note with Wells Fargo Bank National Association, effective March 30, 2006.

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

99.1 (1) Press release dated April 20, 2006.

(1) See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBS TECHNOLOGIES, INC.
(Registrant)

By: /s/ Clarence W. Peckham
Clarence W. Peckham
Chief Executive Officer

By: /s/ James E. Dixon Jr.
James E. Dixon Jr.
Executive Vice President and
Chief Financial Officer

Date: April 24, 2006

INDEX TO EXHIBITS
Incorporated by Reference from
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
2.1	Agreement and Plan of Merger dated as of March 19, 2006 among GE Fanuc Embedded Systems, Inc., GME, Inc., and SBS Technologies, Inc.	8-K	001-10981	2.1	3-23-2006
3.i	Restated Articles of Incorporation dated November 10, 2000	10-Q	001-10981	3.i	9-30-2005
3.ii	Third Restated and Amended By-laws dated January 31, 2006	8-K	001-10981	3.ii	2-02-2006
4.a	Article VI of the Articles of Incorporation, as amended, as included in the Articles of Incorporation of SBS Technologies, Inc.	10-Q	001-10981	4.a	9-30-2005
4.b	Articles I and II of the Third Restated and Amended By-laws of SBS Technologies, Inc.	8-K	001-10981	3.ii	2-02-2006
4.c	Form of certificate evidencing Common Stock					X
4.1	Rights Agreement dated as of September 15, 1997 between SBS Technologies, Inc. and First Security Bank (now Wells Fargo), National Association, as Rights Agent, which includes the form of Right Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.2. Agreement to Serve as Rights Agent. On January 21, 1998, pursuant to Section 21 of the Rights Agreement, SBS appointed Norwest Bank Minnesota, N.A. (now Wells Fargo) as Successor Rights Agent.	10-K	001-10981	4.1	6-30-2002
4.2	Amendment dated March 19, 2006 to Rights Agreement	8-K	001-10981	4.2	3-23-2006
10.be	2000 Long-Term Equity Incentive Plan	10-Q	001-10981	4.c	12-31-2005
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

		8-K	001-10981	10.cs	7-13-2005
10.ct	SBS Technologies FY 2006 Employee Bonus Plan.	8-K	001-10981	10.ct	7-28-2005
10.cu	SBS Technologies FY 2006 Executive Incentive Plan.	8-K	001-10981	10.cu	7-28-2005
10.cv	SBS Technologies FY 2006 Long-Term Executive Incentive Plan.	8-K	001-10981	10.cv	7-28-2005

INDEX TO EXHIBITS
Incorporated by Reference from
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Fiscal period ended	Filed Here-with
10.cw	Employment agreement by and between SBS Technologies, Inc., and Bruce E. Castle, effective July 29, 2003, as amended on January 18, 2006.	8-K	001-10981	10.cw	1-23-2006
10.cx	Amended and Restated 1993 Director and Officer Stock Option Plan	8-K	001-10981	10.cx	3-23-2006
10.cy	Amended and Restated 1996 Employee Incentive Stock Option Plan	8-K	001-10981	10.cy	3-23-2006
10.cz	Amended and Restated 1997 Employee Incentive Stock Option Plan	8-K	001-10981	10.cz	3-23-2006
10.da	Amendment dated March 19, 2006 to Employment Agreement of Bruce E. Castle	8-K	001-10981	10.da	3-23-2006
10.db	Amendment dated March 19, 2006 to Employment Agreement of James E. Dixon, Jr.	8-K	001-10981	10.db	3-23-2006
10.dc	Amendment dated March 19, 2006 to Employment Agreement of David H. Greig	8-K	001-10981	10.dc	3-23-2006
10.dd	Second Amendment to Credit Agreement between SBS Technologies, Inc. and Wells Fargo Bank National Association effective March 30, 2006.	8-K	001-10981	10.dd	3-30-2006
10.de	Revolving Line of Credit Note with Wells Fargo Bank National Association, effective March 30, 2006.	8-K	001-10981	10.de	3-30-2006
14	Code of Ethics.	8-K	001-10981	14	11-21-2003
31.1	Section 302 certification of Clarence W. Peckham, Chief Executive Officer					X
31.2	Section 302 certification of James E. Dixon Jr., Chief Financial Officer					X
32.1	Section 906 certification of Clarence W. Peckham, Chief Executive Officer					X
32.2	Section 906 certification of James E. Dixon Jr., Chief Financial Officer					X
99.1 *	Press release dated April 20, 2006					X
* - Provided in PDF format as a courtesy